Form 10-Q
period 1999-03-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 1999-05-17
CIK 1077050

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1999                Commission File No 000-25277


                       PACIFIC MAGTRON INTERNATIONAL CORP.


Incorporated in the State of Nevada                           IRS No. 88-0353141


                             1600 California Circle
                           Milpitas, California 95035
                                 (408) 956-8888


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]   No  [ ]

             Common Stock; $.001 par value 10,100,000 shares issued
                       and outstanding at March 31, 1998

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

          Consolidated balance sheets as of December 31, 1998
          and March 31, 1999 (Unaudited)                                 1-2

          Consolidated statements of income for the three months
          ended March 31, 1998 and 1999 (Unaudited)                        3

          Consolidated statements of cash flows for the three months
          ended March 31, 1998 and 1999 (Unaudited)                        4

          Notes to consolidated financial statements                     5-7

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8-12

Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K                                13

Signatures

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                   December 31,   March 31, 1999
                                                      1998          (Unaudited)
                                                   -----------      -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $ 3,197,100      $ 3,309,100
  Accounts receivable, net of allowance for
   doubtful accounts of $150,000 and $150,000        6,321,800        6,150,100
  Inventories                                        6,390,300        3,731,200
  Prepaid expenses and other current assets            393,200          335,400
  Notes and interest receivable from shareholders      268,100          272,600
  Deferred income taxes                                161,300          161,300
                                                   -----------      -----------

TOTAL CURRENT ASSETS                                16,731,800       13,959,700

PROPERTY, PLANT AND EQUIPMENT, net                   4,038,000        4,452,900

DEPOSITS AND OTHER ASSETS                              104,900          141,400
                                                   -----------      -----------

                                                   $20,874,700      $18,554,000
                                                   ===========      ===========

                    See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                    December 31,  March 31, 1999
                                                       1998        (Unaudited)
                                                    -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of notes payable                   $    51,200    $    44,400
 Floor plan inventory loans                           2,305,000        638,800
 Accounts payable                                     6,460,300      5,567,600
 Accrued expenses                                       138,600        180,500
                                                    -----------    -----------

TOTAL CURRENT LIABILITIES                             8,955,100      6,431,300

NOTES PAYABLE, less current portion                   3,377,100      3,373,600

DEFERRED INCOME TAXES                                    31,500         31,500
                                                    -----------    -----------

TOTAL LIABILITIES                                    12,363,700      9,836,400
                                                    -----------    -----------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

SHAREHOLDERS' EQUITY:
 Preferred stock, $0.001 par value; 5,000,000 shares
  authorized; no shares issued and outstanding               --             --

 Common stock, $0.001 par value; 25,000,000 shares
  authorized; 10,100,000 shares issued and
  outstanding at December 31, 1998 and
  March 31, 1999                                         10,100         10,100
 Additional paid-in capital                           1,028,100      1,028,100
 Retained earnings                                    7,472,800      7,679,400
                                                    -----------    -----------

TOTAL SHAREHOLDERS' EQUITY                            8,511,000      8,717,600
                                                    -----------    -----------

                                                    $20,874,700    $18,554,000
                                                    ===========    ===========

                    See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                        CONSOLIDATED STATEMENTS OF INCOME




THREE MONTHS ENDED MARCH 31,                        1998              1999
                                                 (Unaudited)       (Unaudited)
                                                 -----------       -----------

SALES                                            $25,111,400       $26,580,300

COST OF SALES                                     23,729,100        24,678,800
                                                 -----------       -----------

GROSS MARGIN                                       1,382,300         1,901,500

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         789,300         1,545,000
                                                 -----------       -----------

INCOME FROM OPERATIONS                               593,000           356,500
                                                 -----------       -----------
OTHER EXPENSE (INCOME):
     Interest income on shareholder notes             (2,800)           (4,500)
     Interest income                                 (44,200)          (49,000)
     Interest expense                                 69,700            65,600
                                                 -----------       -----------

TOTAL OTHER EXPENSE                                   22,700            12,100
                                                 -----------       -----------

INCOME BEFORE INCOME TAXES                           570,300           344,400

INCOME TAXES                                         228,100           137,800
                                                 -----------       -----------

NET INCOME                                       $   342,200       $   206,600
                                                 ===========       ===========

Basic and diluted earnings per share             $      0.04       $      0.02

Basic weighted average common shares
 outstanding                                       9,000,000        10,100,000

Stock options                                             --           105,600
                                                 -----------       -----------
Diluted weighted average common shares
 outstanding                                       9,000,000        10,205,600
                                                 ===========       ===========

                    See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         1998          1999
THREE MONTHS ENDED MARCH 31,                          (Unaudited)   (Unaudited)
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  342,200     $  206,600
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                          34,400         38,900
   Amortization of prepaid consulting fee                     --         30,000
   Changes in operating assets and liabilities:
     Accounts receivable                                 449,100        171,700
     Inventories                                        (890,800)     2,659,100
     Prepaid expenses and other current assets           (23,900)        57,800
     Accounts payable                                    613,800       (892,700)
     Accrued expenses                                    170,400         41,900
                                                      ----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                695,200      2,313,300
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Notes and interest receivable from shareholders         (55,700)        (4,500)
 Deposits and other assets                                (8,300)       (66,500)
 Acquisition of property and equipment                    (4,800)      (453,800)
                                                      ----------     ----------

NET CASH USED IN INVESTING ACTIVITIES                    (68,800)      (524,800)
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in floor plan
    inventory loans                                      123,700      1,666,200)
  Principal payments on SBA loan                          (5,700)        (6,100)
  Principal payments on bank loan                         (3,800)        (4,200)
                                                      ----------     ----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      114,200      1,676,500)
                                                      ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                740,600        112,000

CASH AND CASH EQUIVALENTS, beginning of period         3,262,900      3,197,100
                                                      ----------     ----------

CASH AND CASH EQUIVALENTS, end of period              $4,003,500     $3,309,100
                                                      ==========     ==========

                    See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION     Pacific  Magtron   International  Corp.  (formerly  Wildfire
                    Capital  Corporation,  a publicly traded shell  corporation)
                    (the Company), a Nevada Corporation, was incorporated on January 8, 1996.

                    On July 17, 1998 the Company completed the acquisition of 100% of the outstanding common stock of Pacific Magtron, Inc. (PMI), in exchange for 9,000,000 shares of the
                    Company's  $.001  par value  common  stock.  For  accounting purposes, the acquisition has been treated as the acquisition of the Company by PMI with PMI as the acquirer (reverse acquisition). The historical financial statements prior to July 17, 1998 are those of PMI. Since the Company prior to the reverse acquisition was a public shell corporation with no significant operations, pro-forma information giving effect to the acquisition is not presented. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of PMI. The shares held by the shareholders of the Company prior to the acquisition (1,000,000 shares after reflecting a three for two reverse stock split effected by the Company immediately prior to the acquisition) have been recognized as if they were issued in connection with the acquisition of the Company by PMI.

                    PMI, a California corporation, was incorporated on August 11, 1989. PMI's principal activity consists of importing and wholesale distribution of electronics products, computer components, and computer peripheral equipment to various companies throughout the United States.

                    In May 1998, the Company formed its Frontline Network Consulting (Frontline) division, a corporate information systems group that serves the networking and personal computer requirements of corporate customers. Revenues earned and net loss incurred by Frontline during the three months ended March 31, 1999 were $740,800 (including service revenues of $17,400) and ($12,600), respectively, and Frontline's total assets were $1,035,200 at March 31, 1999.

 2.FINANCIAL        The accompanying  consolidated financial statements at March
   STATEMENT        31, 1999,  and for the three month  periods  ended March 31,
   PRESENTATION     1998  and  1999  are  unaudited,  but,  in  the  opinion  of
   AND NEW          management,  include all  adjustments  necessary  for a fair
   ACCOUNTING       presentation of consolidated  financial position and results
   STANDARDS        of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 1998 presented in the Company's Form 10.

                    In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                    Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. STOCK OPTIONS    During the three months ended March 31, 1999,  no additional options of the Company's common stock were granted.


4. STATEMENTS OF    Cash was paid during the three  months  ended March 31, 1998
   CASH FLOWS       and 1999 for:

                    THREE MONTHS ENDING MARCH 31,        1998            1999
                    -----------------------------        ----            ----
                    Income taxes                       $    --         $176,000
                                                       =======         ========
                    Interest                           $69,700         $ 65,600
                                                       =======         ========


5. SUBSEQUENT       In May 1999, the Company entered into a Management Operating
   EVENT            Agreement  which provides for a 50% ownership  interest in a newly formed company,  LEA Publishing,  LLC (LEA). LEA is in
                    the  post-technological   feasibility  production  phase  of
                    various new software products. The Company intends to account for its investment in LEA on the equity method whereby 50% of the equity interest in the net income or loss of LEA will flow through to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

Certain information included in this Item 2. and elsewhere in the Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, the Company's growth strategy, the effect of recent acquisitions, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, the general condition of the economy and other risks detailed in the Company's Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date the statement was made."

GENERAL

Pacific Magtron International Corp., a Nevada corporation (the "Company" or "Pacific Magtron") is an integrated solutions provider of computer-related equipment and services. The Company's primary business is the wholesale distribution of computer and related hardware components and software for personal computers to value added resellers, retailers, systems integrators, original equipment manufacturers, independent hardware and software vendors, consultants, and contractors. In May 1998, the Company formed a corporate information systems group called Frontline Network Consulting ("Frontline") with the goal of serving the networking and personal computer requirements of corporate customers. As used herein and unless otherwise indicated, the terms "Company" "we" and "our" refer to Pacific Magtron International Corp. and each of its operating divisions and subsidiaries.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:
                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                       1998         1999

Sales                                                 100.0%       100.0%
Cost of Sales                                           94.5         92.8
                                                      ------       ------
Gross Margin                                             5.5          7.2
Selling, General and Administrative Expenses             3.1          5.8
                                                     -------      -------
Income from Operations                                   2.4          1.3
Other Expense, net                                       0.1          0.0
Income Taxes                                             0.9          0.5
                                                     -------      -------
Net Income                                               1.4%         0.8%
                                                     -------      -------

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Sales for the three months ended March 31, 1999 were $26,580,300, an increase of $1,468,900, or approximately 6%, compared to $25,111,400 for the three months ended March 31, 1998. Approximately $740,800 of the sales earned by the Company in 1999 was attributable to the new FrontLine division that was formed in May 1998 to serve the networking and personal computer requirements of corporate customers. The remainder of the increase in sales was primarily due to increased market share achieved through expanded marketing efforts by the Company's computer products group.

Gross margin for the three months ended March 31, 1999 was $1,901,500, an increase of $519,200 or 38%, compared to $1,382,300 for the three months ended March 31, 1998. The gross margin as a percentage of sales increased from 5.5% for the three months ended March 31, 1998 to 7.2% for the three months ended March 31, 1999. This increase in gross margin percentage arose primarily as a result of better cost controls, including participation in more vendor rebate programs, and the focus on marketing product lines with a higher gross margin during the last twelve months. Gross margin relating to the FrontLine division for the three months ended March 31, 1999 was $121,300, or 16.4% of FrontLine's sales during the same period. However, since FrontLine's sales levels were relatively insignificant in relation to that of the Company's computer products group, the higher gross margin percentage earned by FrontLine had only a minor favorable effect on the overall increase in the Company's gross margin during the three months ended March 31, 1999.

Selling, general and administrative expenses for the three months ended March 31, 1999 were $1,545,000, an increase of $755,700, or 96%, compared to $789,300 for the three months ended March 31, 1998. The noted increase is primarily a result of the hiring additional personnel to support the expansion of the Company's business and establishment of the management infrastructure, including the ramp-up of the Company's Frontline division. In addition, the Company incurred additional expenses in 1999 in connection with the transition to a publicly traded company. As a percentage of sales, selling, general and administrative expenses increased to 5.8% for the three months ended March 31, 1999 as compared to 3.1% for the three months ended March 31, 1998 resulting from an increase in the Company's fixed cost component of selling, general and administrative expenses.

Income from operations for the three months ended March 31, 1999 was $356,500, a decrease of $236,500 or 40%, as compared to $593,000 for the three months ended March 31, 1998. As a percentage of sales, income from operations decreased to 1.3% for the three months ended March 31, 1999 as compared to 2.4% for the three months ended March 31, 1998. This decrease was primarily due to the 96% increase in selling, general and administrative expenses which was marginally offset by the improved gross margin experienced during the three months ended March 31, 1999.

Interest expense for the three months ended March 31, 1999 was $65,600, a decrease of $4,100 or 6%, compared to $69,700 for the three months ended March 31, 1998. This decrease was due to a decrease in the balance of the Company's mortgage on its office building facility as a result of scheduled principal payments. Interest income increased from $47,000 for the three months ended March 31, 1998 to $53,500 for the three months ended March 31, 1999, an increase of $6,500 or 14%, which was principally due to better cash management.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through cash generated by operations and borrowings under its floor plan inventory loans.

At March 31, 1999, the Company had consolidated cash and cash equivalents totaling $3,309,100 and working capital of $7,528,400. At December 31, 1998, the Company had consolidated cash and cash equivalents totaling $3,197,100 and working capital of $7,776,700. The decrease in working capital was principally due to the acquisition of property and equipment during 1999.

Net cash provided by operating activities during the three months ended March 31, 1999 was $2,313,300, which reflected the net income for the period and decreases in inventory and accounts receivable that were partially offset by a decrease in accounts payable. The decrease in inventory was due primarily to the Company's focus on improving its inventory turnover by balancing the inventory product mix and levels in relation to customer orders with favorable vendor terms and programs. Net cash provided by operating activities during the three months ended March 31, 1998 was $695,200, which reflected the net effect of a decrease in accounts receivable, increases in accounts payable and accrued expenses, and the net income for the period, and was partially offset by an increase in inventories.

Net cash used in investing activities was $524,800 during the three months ended March 31, 1999, primarily reflecting cash used for improvements to the building owned and occupied by the Company to support the Company's expanding workforce. Net cash used in investing activities during the three months ended March 31, 1998 was $68,800, primarily resulting from the issuance of an additional note receivable to a shareholder.

Net cash used in financing activities was $1,676,500 for the three months ended March 31, 1999, primarily from the decrease in floor plan inventory loans as well as the payment of the mortgage loans for the Company's facility. As of March 31, 1999, the Company has available financing in the form of a $7.0 million floor plan inventory loan which is collateralized by the inventory purchased and any proceeds from the sale of the inventory. The outstanding balance of the floor plan inventory loan at March 31, 1999 was $638,800 and the loan is subject to 45-day repayment terms, at which time interest begins to accrue at the prime rate (7.75% at March 31, 1999). Net cash provided by financing activities was $114,200 for the three months ended March 31, 1998, primarily from the increase in the floor plan inventory loans, which was partially offset by payment of the mortgage loans for the office facility.

As of March 31, 1999, the Company's material commitments for capital expenditures consisted of an estimated $500,000 investment in its 50% equity interest in Lea Publishing, LLC, a company that was formed during 1999 and is currently in the post-technological feasibility production phase of various new software products. The Company believes that the cash flow from operations and borrowing available under its $7.0 million inventory floor plan loan will satisfy the Company's anticipated requirements for working capital through at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

INFLATION

Inflation has not had a material effect upon the Company's results of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that costs in connection with the provision by the increased costs are not offset by increased revenues, the operations of the Company may be adversely affected.

YEAR 2000

The year 2000 problem concerns the inability of certain computer systems to appropriately recognize the Year 2000 when the last two digits of the year are entered in the date field. The Company's date critical functions related to the Year 2000 and beyond, such as sales, distribution, purchasing, inventory control, merchandise, planning and replenishment, facilities, and financial systems, may be adversely affected unless these computer systems are or become Year 2000 compliant.

The Company's management is in the process of assessing the Company's Year 2000 requirements and believes that expenditures necessary to make the Company's major computer systems and some non-critical programs Year 2000 compliant will be immaterial. The Company estimates that a complete assessment of all of its information technology and non-information technology systems will have been evaluated for Year 2000 problems on or before July 31, 1999. The Company estimates that the total cost of identifying and addressing Year 2000 problems will be $75,000, of which $10,000 has been spent or incurred to date.

The Company has not yet developed a contingency plan for dealing with the worst case scenario, and such scenario has not yet been clearly identified. The Company plans to complete such an analysis by July 31, 1999 in order to minimize the risks associated with potential Year 2000 disruptions, including assessing the need to locate alternate vendors or service providers.

The Company's Year 2000 compliance is partially dependent upon key third parties also being Year 2000 compliant on a timely basis. The Company could be adversely affected by the Year 2000 problem if computer systems of third parties such as banks, suppliers and others with whom the Company does business fail to address the Year 2000 problem successfully. For example, the Company may be adversely affected by, among other things, warranty and other claims made by the Company's suppliers related to product failures caused by the Year 2000 problem, the disruption or inaccuracy of data provided to the Company by non-Year 2000 compliant third parties, and the failure of the Company's service providers to become Year 2000 compliant.

In an effort to evaluate and reduce its exposure in this area, the Company intends to make an inquiry of its vendors and other business partners about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000. In particular, the Company will seek to obtain statements from a substantial majority of its suppliers that certain of their products are Year 2000 compliant, can be upgraded to meet Year 2000 demands, or do not affect "date sensitive" information. The Company estimates that this process, including analysis of responses and follow up interviews will be complete on or before June 30, 1999.

The Company's management believes that the purchasing patterns of customers and prospective customers might be affected by Year 2000 issues. Many companies may need to modify or upgrade their information systems to address the Year 2000 problem. The effects of this issue and of the efforts by other companies to address it are unclear. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures might result in reduced funds available to purchase services and products such as those that the Company offers.

The Company has no reason to believe that its exposure to the risks of lack of supplier and customer Year 2000 readiness is any greater than the exposure to such risks that affect its competitors generally. However, if a significant number of the Company's key suppliers, customers and other business partners experience business disruptions as a result of their lack of Year 2000 readiness, their problems could have a material adverse effect on the financial position and operations of the Company. In addition, if all Year 2000 issues within the Company's business are not properly identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations or financial position.

The Company's cost estimates and time frames will be influenced by its ability to identify Year 2000 problems, the nature of programming required to fix any problems, and the compliance success of third parties. For those reasons, no assurance can be given at this point that the Company's computer systems will be Year 2000 compliant in a timely manner or that the Company will not incur significant additional expenses pursuing Year 2000 compliance.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27   Financial Data Schedule*

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act o 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 17, 1999

                                           PACIFIC MAGTRON INTERNATIONAL CORP.,
                                           a Nevada corporation
                                                       (Registrant)



                                           /s/ Theodore S. Li
                                           -------------------------------------
                                           President and Chief Executive Officer