Form 10-Q/A
period 1999-03-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 1999-08-16
CIK 1077050

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

(Check One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ______________ to ______________

                        Commission file number 000-25277


                       PACIFIC MAGTRON INTERNATIONAL CORP.
             (Exact Name of Registrant as Specified in Its Charter)


             Nevada                                              88-0353141
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


1600 California Circle, Milpitas, California                       95035
  (Address of Principal Executive Offices)                       (Zip Code)


                                 (408) 956-8888
              (Registrant's Telephone Number, Including Area Code)


               ---------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                    Common Stock, $.001 par value per share:
           10,100,000 shares issued and outstanding at March 31, 1999

The undersigned registrant hereby amends and restates this Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 as set forth in the following pages.

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

Signatures

                                             PACIFIC MAGTRON INTERNATIONAL CORP.

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                      December 31,    March 31,
                                                         1998           1999
                                                      -----------    -----------
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $ 3,197,100    $ 3,309,100
  Accounts receivable, net of allowance for
    doubtful accounts of $150,000 and $150,000          6,321,800      6,150,100
  Inventories                                           6,390,300      3,731,200
  Prepaid expenses and other current assets               548,000        790,900
  Notes and interest receivable from shareholders         268,100        272,600
  Deferred income taxes                                   161,300        161,300
                                                      -----------    -----------
TOTAL CURRENT ASSETS                                   16,886,600     14,415,200

PROPERTY, PLANT AND EQUIPMENT, net                      4,038,000      4,452,900

DEPOSITS AND OTHER ASSETS                                 183,800        244,900
                                                      -----------    -----------

                                                      $21,108,400    $19,113,000
                                                      ===========    ===========

                    See accompanying notes to consolidated financial statements.

                                             PACIFIC MAGTRON INTERNATIONAL CORP.

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                       December 31,   March 31,
                                                          1998          1999
                                                       -----------   -----------
                                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable                     $    51,200   $    44,400
  Floor plan inventory loans                             2,305,000       638,800
  Accounts payable                                       6,460,300     5,567,600
  Accrued expenses                                         138,600       180,500
                                                       -----------   -----------
TOTAL CURRENT LIABILITIES                                8,955,100     6,431,300

NOTES PAYABLE, less current portion                      3,377,100     3,373,600

DEFERRED INCOME TAXES                                       31,500        31,500
                                                       -----------   -----------
TOTAL LIABILITIES                                       12,363,700     9,836,400
                                                       -----------   -----------
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 5,000,000
    shares authorized; no shares issued and
    outstanding                                                 --            --
  Common stock, $0.001 par value; 25,000,000
    shares authorized; 10,100,000 shares issued
    and outstanding at December 31, 1998 and
    March 31, 1999                                          10,100        10,100
  Additional paid-in capital                             1,299,100     1,738,100
  Retained earnings                                      7,435,500     7,528,400
                                                       -----------   -----------
TOTAL SHAREHOLDERS' EQUITY                               8,744,700     9,276,600
                                                       -----------   -----------
                                                       $21,108,400   $19,113,000
                                                       ===========   ===========

                    See accompanying notes to consolidated financial statements.

                                             PACIFIC MAGTRON INTERNATIONAL CORP.

                                               CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                        1998            1999
THREE MONTHS ENDED MARCH 31,                        (Unaudited)     (Unaudited)
----------------------------                        ------------   ------------
SALES                                               $ 25,111,400   $ 26,580,300

COST OF SALES                                         23,729,100     24,678,800
                                                    ------------   ------------
GROSS MARGIN                                           1,382,300      1,901,500

                                                         789,300      1,515,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
AMORTIZATION OF PREPAID CONSULTING FEE                        --        219,400
                                                    ------------   ------------
INCOME FROM OPERATIONS                                   593,000        167,100
                                                    ------------   ------------
OTHER EXPENSE (INCOME):
  Interest income on shareholder notes                    (2,800)        (4,500)
  Interest income                                        (44,200)       (49,000)
  Interest expense                                        69,700         65,600
                                                    ------------   ------------
TOTAL OTHER EXPENSE                                       22,700         12,100
                                                    ------------   ------------
INCOME BEFORE INCOME TAXES                               570,300        155,000

INCOME TAXES                                             228,100         62,100
                                                    ------------   ------------
NET INCOME                                          $    342,200   $     92,900
                                                    ============   ============
Basic and diluted earnings per share                $       0.04   $       0.01
                                                    ============   ============
Basic weighted average common shares outstanding       9,000,000     10,100,000

Stock options                                                 --        105,600
                                                    ------------   ------------
Diluted weighted average common shares outstanding     9,000,000     10,205,600
                                                    ============   ============

                    See accompanying notes to consolidated financial statements.

                                             PACIFIC MAGTRON INTERNATIONAL CORP.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                        1998           1999
THREE MONTHS ENDED MARCH 31,                         (Unaudited)    (Unaudited)
----------------------------                        ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   342,200    $    92,900
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       34,400         38,900
      Amortization of prepaid consulting fee                  --        219,400
      Changes in operating assets and liabilities:
        Accounts receivable                              449,100        171,700
        Inventories                                     (890,800)     2,659,100
        Prepaid expenses and other current assets        (23,900)       (17,900)
        Accounts payable                                 613,800       (892,700)
        Accrued expenses                                 170,400         41,900
                                                     -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                695,200      2,313,300
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes and interest receivable from shareholders        (55,700)        (4,500)
  Deposits and other assets                               (8,300)       (66,500)
  Acquisition of property and equipment                   (4,800)      (453,800)
                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (68,800)      (524,800)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in floor plan
    inventory loans                                      123,700     (1,666,200)
  Principal payments on SBA loan                          (5,700)        (6,100)
  Principal payments on bank loan                         (3,800)        (4,200)
                                                     -----------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      114,200     (1,676,500)
                                                     -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                740,600        112,000

CASH AND CASH EQUIVALENTS, beginning of period         3,262,900      3,197,100
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $ 4,003,500    $ 3,309,100
                                                     ===========    ===========

                    See accompanying notes to consolidated financial statements.

                                             PACIFIC MAGTRON INTERNATIONAL CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                             PACIFIC MAGTRON INTERNATIONAL CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   FINANCIAL STATEMENT PRESENTATION AND NEW ACCOUNTING STANDARDS

     The accompanying consolidated financial statements at March 31, 1999, and for the three month periods ended March 31, 1998 and 1999 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 1998 presented in the Company's Form 10.

     In June 1998, the FASB issued Statement of Financial  Accounting  Standards
     (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                                             PACIFIC MAGTRON INTERNATIONAL CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   STOCK OPTIONS

     During the three months ended March 31, 1999, no additional options of the Company's common stock were granted.

4.   STATEMENTS OF CASH FLOWS

     Cash was paid during the three months ended March 31, 1998 and 1999 for:

     THREE MONTHS ENDING MARCH 31,                       1998           1999
     -----------------------------                     --------       --------
     Income taxes                                      $     --       $176,000
                                                       ========       ========
     Interest                                          $ 69,700       $ 65,600
                                                       ========       ========

5.   CONSULTING AGREEMENT

     On July 17, 1998, the Company issued 100,000 restricted shares of its common stock to an unrelated party under the terms of a consulting agreement. If the services are provided, the shares will vest 50% on July 17, 1999 and 50% on July 17, 2000. If the services are not provided as required, the consultant will forfeit those shares not vested. The Company is accounting for this transaction in accordance with Emerging Issues Task Force (EITF) No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. As the measurement date for determining the final value of these shares has yet to occur, the Company is valuing the shares at each reporting date at their then-current value. As of March 31, 1999, the Company has recorded these shares at their estimated current fair value of $950,000 as of March 31, 1999. The $439,000 increase in the estimated then-current fair value of these shares from $511,000 as of December 31, 1998 to $950,000 as of March 31, 1999 has been reflected as an increase in additional paid-in capital. Included in other current and long-term assets as of March 31, 1999 is $613,500, representing the unamortized portion of the prepaid consulting fees.

6.   SUBSEQUENT EVENT

     In May 1999, the Company entered into a Management Operating Agreement which provides for a 50% ownership interest in a newly formed company, LEA Publishing, LLC (LEA). LEA is in the post-technological feasibility production phase of various new software products. The Company intends to account for its investment in LEA on the equity method whereby 50% of the equity interest in the net income or loss of LEA will flow through to the Company.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        1998         1999
                                                        ----         ----
Sales                                                  100.0%       100.0%
Cost of Sales                                           94.5         92.8
                                                       -----        -----
Gross Margin                                             5.5          7.2
Selling, General and Administrative Expenses             3.1          5.7
Amortization of Prepaid Consulting Fee                    --          0.8
                                                       -----        -----
Income from Operations                                   2.4          0.6
Other Expense, net                                       0.1          0.0
Income Taxes                                             0.9          0.2
                                                       -----        -----
Net Income                                               1.4%         0.3%
                                                       -----        -----

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

Operating expenses, including selling, general, administrative and amortization of prepaid consulting fee, for the three months ended March 31, 1999 were $1,734,400, an increase of $945,100, or 120%, compared to $789,300 for the three months ended March 31, 1998. The noted increase is primarily a result of the hiring additional personnel to support the expansion of the Company's business and establishment of the management infrastructure, including the ramp-up of the Company's Frontline division. In addition, the Company incurred additional expenses in 1999, including a non-cash charge of $219,400 for the amortization of a prepaid consulting fee, in connection with the transition to a publicly traded company. As a percentage of sales, operating expenses increased to 6.5% for the three months ended March 31, 1999 as compared to 3.1% for the three months ended March 31, 1998 resulting from an increase in the Company's fixed cost component of operating expenses.

Income from operations for the three months ended March 31, 1999 was $167,100, a decrease of $425,900 or 72%, as compared to $593,000 for the three months ended March 31, 1998. As a percentage of sales, income from operations decreased to 0.6% for the three months ended March 31, 1999 as compared to 2.4% for the three months ended March 31, 1998. This decrease was primarily due to the 120% increase in operating expenses which was marginally offset by the improved gross margin experienced during the three months ended March 31, 1999.

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

At March 31, 1999, the Company had consolidated cash and cash equivalents totaling $3,309,100 and working capital of $7,983,900. At December 31, 1998, the Company had consolidated cash and cash equivalents totaling $3,197,100 and working capital of $7,931,500.

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

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27   Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 16, 1999

                                        PACIFIC MAGTRON INTERNATIONAL CORP.,
                                        a Nevada corporation
                                                   (Registrant)


                                        /s/ Theodore S. Li
                                        ----------------------------------------
                                        Theodore S. Li
                                        President and Chief Executive Officer