Form 10-Q
period 1999-06-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 1999-08-16
CIK 1077050

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Check One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _____________ to _____________

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

Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                    Common Stock, $.001 par value per share:
            10,100,000 shares issued and outstanding at June 30, 1999

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

          Consolidated balance sheets as of December 31, 1998
          and June 30, 1999 (Unaudited)                                      1-2

          Consolidated statements of income for the three months
          and six months ended June 30, 1998 and 1999 (Unaudited)              3

          Consolidated statements of cash flows for the six
          months ended June 30, 1998 and 1999 (Unaudited)                      4

          Notes to consolidated financial statements                         5-7

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8-14

Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K

Signatures

                                             PACIFIC MAGTRON INTERNATIONAL CORP.

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                     December 31,     June 30,
                                                        1998            1999
                                                     -----------     -----------
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 3,197,100     $ 4,320,800
  Accounts receivable, net of allowance for
    doubtful accounts of $150,000 and $150,000         6,321,800       6,762,800
  Inventories                                          6,390,300       4,273,300
  Prepaid expenses and other current assets              548,000       1,108,200
  Notes and interest receivable from shareholders        268,100         274,900
  Deferred income taxes                                  161,300         161,300
                                                     -----------     -----------
TOTAL CURRENT ASSETS                                  16,886,600      16,901,300

PROPERTY, PLANT AND EQUIPMENT, net                     4,038,000       4,631,200

DEPOSITS AND OTHER ASSETS                                183,800          71,100
                                                     -----------     -----------

                                                     $21,108,400     $21,603,600
                                                     ===========     ===========

                    See accompanying notes to consolidated financial statements.

                                             PACIFIC MAGTRON INTERNATIONAL CORP.

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                       December 31,    June 30,
                                                          1998          1999
                                                       -----------   -----------
                                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable                     $    51,200   $    45,300
  Floor plan inventory loans                             2,305,000       907,900
  Accounts payable                                       6,460,300     7,694,100
  Accrued expenses                                         138,600       189,300
                                                       -----------   -----------
TOTAL CURRENT LIABILITIES                                8,955,100     8,836,600

NOTES PAYABLE, less current portion                      3,377,100     3,361,700

DEFERRED INCOME TAXES                                       31,500        31,500
                                                       -----------   -----------
TOTAL LIABILITIES                                       12,363,700    12,229,800
                                                       -----------   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 5,000,000
    shares authorized; no shares issued and
    outstanding                                                 --            --
  Common stock, $0.001 par value; 25,000,000
    shares authorized; 10,100,000 shares issued
    and outstanding at December 31, 1998 and
    June 30, 1999                                           10,100        10,100
  Additional paid-in capital                             1,299,100     1,763,100
  Retained earnings                                      7,435,500     7,600,600
                                                       -----------   -----------
TOTAL SHAREHOLDERS' EQUITY                               8,744,700     9,373,800
                                                       -----------   -----------
                                                       $21,108,400   $21,603,600
                                                       ===========   ===========

                    See accompanying notes to consolidated financial statements.

                                             PACIFIC MAGTRON INTERNATIONAL CORP.

                                               CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                          Three Months Ended June 30,    Six Months Ended June 30,
                                          ---------------------------   --------------------------
                                              1998          1999           1998           1999
                                          -----------    -----------    -----------    -----------
                                          (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
SALES                                     $23,704,000    $24,042,400    $48,815,400    $50,622,700

COST OF SALES                              21,961,300     22,126,200     45,690,400     46,805,000
                                          -----------    -----------    -----------    -----------
GROSS MARGIN                                1,742,700      1,916,200      3,125,000      3,817,700

SELLING, GENERAL AND ADMINISTRATIVE EXPENS    875,900      1,636,900      1,665,200      3,151,900

AMORTIZATION OF PREPAID CONSULTING FEE             --        130,700             --        350,100
                                          -----------    -----------    -----------    -----------
INCOME FROM OPERATIONS                        866,800        148,600      1,459,800        315,700
                                          -----------    -----------    -----------    -----------
OTHER EXPENSE (INCOME):
  Interest income on shareholder notes         (2,800)        (2,800)        (5,600)        (7,300)
  Interest income                             (39,500)       (36,900)       (83,700)       (85,900)
  Interest expense                             70,300         68,200        140,000        133,800
                                          -----------    -----------    -----------    -----------
TOTAL OTHER EXPENSE                            28,000         28,500         50,700         40,600
                                          -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                    838,800        120,100      1,409,100        275,100

INCOME TAXES                                  335,500         47,900        563,600        110,000
                                          -----------    -----------    -----------    -----------
NET INCOME                                $   503,300    $    72,200    $   845,500    $   165,100
                                          ===========    ===========    ===========    ===========
BASIC AND DILUTED EARNINGS PER SHARE      $      0.06    $      0.01    $      0.09    $      0.02
                                          ===========    ===========    ===========    ===========
BASIC WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                 9,000,000     10,100,000      9,000,000     10,100,000

STOCK OPTIONS                                      --        118,600             --        114,500
                                          -----------    -----------    -----------    -----------
DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                 9,000,000     10,218,600      9,000,000     10,214,500
                                          ===========    ===========    ===========    ===========

                    See accompanying notes to consolidated financial statements.

                                             PACIFIC MAGTRON INTERNATIONAL CORP.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30,                               1998           1999
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   845,500    $   165,100
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                       69,000         87,700
      Amortization of prepaid consulting fee                  --        350,100
      Changes in operating assets and liabilities:
        Accounts receivable                           (1,629,900)      (441,000)
        Inventories                                   (3,586,200)     2,117,000
        Prepaid expenses and other current assets        (21,200)      (456,000)
        Accounts payable                               3,076,200      1,233,800
        Accrued expenses                                  23,100         50,700
                                                     -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   (1,223,500)     3,107,400
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes and interest receivable from shareholders        (55,700)        (6,800)
  Deposits and other assets                                  300        122,400
  Acquisition of property and equipment                   (6,800)      (680,900)
                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (62,200)      (565,300)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in floor plan
    inventory loans                                    1,583,400     (1,397,100)
  Principal payments on SBA loan                         (11,500)       (12,400)
  Principal payments on bank loan                         (8,100)        (8,900)
                                                     -----------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES    1,563,800     (1,418,400)
                                                     -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                278,100      1,123,700

CASH AND CASH EQUIVALENTS, beginning of period         3,262,900      3,197,100
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $ 3,541,000    $ 4,320,800
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

     On July 17,  1998 the  Company  completed  the  acquisition  of 100% of the outstanding common stock of Pacific Magtron, Inc. (PMI), in exchange for 9,000,000 shares of the Company's common stock. For accounting purposes, the acquisition has been treated as the acquisition of the Company by PMI with PMI as the acquirer (reverse acquisition). The historical financial statements prior to July 17, 1998 are those of PMI. Since the Company prior to the reverse acquisition was a public shell corporation with no significant operations, pro-forma information giving effect to the acquisition is not presented. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of PMI. The shares held by the shareholders of the Company prior to the acquisition (1,000,000 shares after reflecting a three for two reverse stock split effected by the Company immediately prior to the acquisition) have been recognized as if they were issued in connection with the acquisition of the Company by PMI.

     PMI, a California corporation, was incorporated on August 11, 1989. PMI's principal activity consists of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States.

     In May 1998, the Company formed its Frontline Network Consulting (Frontline) division, a corporate information systems group that serves the networking and personal computer requirements of corporate customers. Revenues earned and net loss incurred by Frontline during the six months ended June 30, 1999 were $1,787,000 (including service revenues of $126,300) and $46,000, respectively, and Frontline's total assets were $871,600 at June 30, 1999. Revenues earned and net loss incurred by Frontline was insignificant during the three months and six months ended June 30, 1998.

                                             PACIFIC MAGTRON INTERNATIONAL CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   FINANCIAL STATEMENT PRESENTATION AND NEW ACCOUNTING STANDARD

     The accompanying consolidated financial statements at June 30, 1999 and for the three and six-month periods ended June 30, 1998 and 1999 are unaudited. However, they have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 1998 presented in the Company's Form 10, as amended.

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

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this standard to affect its financial statements.

                                             PACIFIC MAGTRON INTERNATIONAL CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   STOCK OPTIONS

     During the six months ended June 30, 1999, no additional options of the Company's common stock were granted and no issued options were exercised.

4.   STATEMENTS OF CASH FLOWS

     Cash was paid during the six months ended June 30, 1998 and 1999 for:

     Six Months Ending June 30,                           1998           1999
     --------------------------                         --------       --------
     Income taxes                                       $502,500       $386,000
                                                        ========       ========
     Interest                                           $140,000       $133,800
                                                        ========       ========

5.   CONSULTING AGREEMENT

     On July 17, 1998, the Company issued 100,000 restricted shares of its common stock to an unrelated party under the terms of a consulting agreement. Under the Agreement, if the services are provided, the shares vest 50% on July 17, 1999 and 50% on July 17, 2000. If the services are not provided as required, the consultant will forfeit those shares not vested. The Company is accounting for this transaction in accordance with Emerging Issues Task Force (EITF) No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. As the measurement date for determining the final value of these shares has yet to occur as of June 30, 1999, the Company is valuing the shares at each reporting date at their then-current value. As of June 30, 1999, the Company has recorded these shares at their estimated current fair value of $975,000 as of June 30, 1999. The $464,000 increase in the estimated then-current fair value of these shares from $511,000 as of December 31, 1998 to $975,000 as of June 30, 1999 has been reflected as an increase in additional paid-in capital. Included in other current and long-term assets as of June 30, 1999 is $507,800, representing the unamortized portion of the prepaid consulting fees.

6.   EQUITY INVESTMENT

     In May 1999, the Company entered into a Management Operating Agreement which provides for a 50% ownership interest in a newly formed company, LEA Publishing, LLC (LEA). LEA is in the post-technological feasibility production phase of various new software products. The Company is accounting for its investment in LEA on the equity method whereby 50% of the equity interest in the net income or loss of LEA flows through to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated financial statements of the Company, which are included elsewhere in this Quarterly Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the control of the Company and its management, include, but are not limited to, technological changes, diminished marketability of inventory, increased warranty costs, competition, recruitment and retention of technical personnel, Year 2000, dependence on continued manufacturer certification, dependence on certain suppliers, risks associated with the projects the Company is engaged to complete, and dependence on key personnel.

GENERAL

Pacific Magtron International Corp., a Nevada corporation (the "Company" or "Pacific Magtron"), is an integrated solutions provider of computer-related equipment and services. The Company's primary business is the wholesale distribution of computer and related hardware components and software for personal computers to value added resellers, retailers, systems integrators, original equipment manufacturers, independent hardware and software vendors, consultants, and contractors. In May 1998, the Company formed a corporate information systems division known as Frontline Network Consulting ("Frontline") to serve the networking and personal computer requirements of corporate customers. As used herein and unless otherwise indicated, the terms "Company" "we" and "our" refer to Pacific Magtron International Corp. and each of its operating divisions and subsidiaries.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                      -----------------       -----------------
                                       1998        1999        1998        1999
                                       ----        ----        ----        ----
Sales                                 100.0%      100.0%      100.0%      100.0%
Cost of sales                          92.6        92.0        93.6        92.5
                                      -----       -----       -----       -----
Gross margin                            7.4         8.0         6.4         7.5
Operating expenses                      3.7         7.4         3.4         6.9
                                      -----       -----       -----       -----
Income from operations                  3.7         0.6         3.0         0.6
Other expense, net                      0.1         0.1         0.1         0.1
Income taxes                            1.4         0.2         1.2         0.2
                                      -----       -----       -----       -----
Net income                              2.1%        0.3%        1.7%        0.3%
                                      =====       =====       =====       =====

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Sales for the three months ended June 30, 1999 were $24,042,400, an increase of $338,400, or approximately 1%, compared to $23,704,000 for the three months ended June 30, 1998. Approximately $1,046,200 of the sales earned by the Company during the three months ended June 30, 1999 was attributable to the new FrontLine division that was formed in May 1998 to serve the networking and personal computer requirements of corporate customers. Sales earned by the Company's Frontline division were negligible during the three months ended June 30, 1998. Thus, there was a decrease in sales attributable to the Company's computer products division for the three months ended June 30, 1999 of $707,800, or approximately 3%, compared to the corresponding period of the previous year as the Company focused its efforts on improving gross margin, which resulted in an overall decrease in sales.

Gross margin for the three months ended June 30, 1999 was $1,916,200, an increase of $173,500 or 10%, compared to $1,742,700 for the three months ended June 30, 1998. The gross margin as a percentage of sales increased from 7.4% for the three months ended June 30, 1998 to 8.0% for the three months ended June 30, 1999. This increase is primarily due to better cost controls, including participation in more vendor rebate programs, and an increased focus on marketing products with a higher gross margin. Gross margin relating to the FrontLine division for the three months ended June 30, 1999 was $124,600, or 11.9% of FrontLine's sales during the same period. However, since FrontLine's sales levels were relatively insignificant in relation to that of the Company's computer products group, the higher gross margin percentage earned by FrontLine had only a minor effect on the overall increase in the Company's gross margin during the three months ended June 30, 1999.

Operating expenses, including selling, general, administrative and amortization of prepaid consulting fee for the three smonths ended June 30, 1999 were $1,767,600, an increase of $891,700, or 102%, compared to $875,900 for the three months ended June 30, 1998. The noted increase is primarily a result of the hiring of additional personnel to support the expansion of the Company's business and establishment of the management infrastructure, including the ramp-up of the Company's Frontline division. Further, the Company incurred additional expenses during the three months ended June 30, 1999, including a non-cash charge of $130,700 for the amortization of a prepaid consulting fee, in connection with the transition to a publicly traded company. As a percentage of sales, operating expenses increased to 7.4% for the three months ended June 30, 1999 as compared to 3.7% for the three months ended June 30, 1998 resulting from an increase in the Company's fixed cost component of operating expenses.

Income from operations for the three months ended June 30, 1999 was $148,600, a decrease of $718,200, or 83%, compared to $866,800 for the three months ended June 30, 1998. As a percentage of sales, income from operations decreased to 0.6% for the three months ended June 30, 1999 compared to 3.7% for the three months ended June 30, 1998. This decrease was primarily due to the 102% increase in operating expenses which was minimally offset by the improved gross margin experienced during the three months ended June 30, 1999.

Interest expense for the three months ended June 30, 1999 was $68,200, a decrease of $2,100 or 3%, compared to $70,300 for the three months ended June 30, 1998. This decrease was due to a decrease in the balance of the Company's mortgage on its office building facility as a result of scheduled principal payments. Interest income decreased from $42,300 for the three months ended June 30, 1998 to $39,700 for the three months ended June 30, 1999, a decrease of $2,600 or 6%, which was principally due to lower market interest rates available for short-term investments of cash and cash equivalents.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Sales for the six months ended June 30, 1999 were $50,622,700, an increase of $1,807,300, or approximately 4%, compared to $48,815,400 for the six months ended June 30, 1998. Approximately $1,787,000 of the sales earned by the Company during the six months ended June 30, 1999 was attributable to the new FrontLine division that was formed in May 1998 to serve the networking and personal computer requirements of corporate customers. Sales earned by the Company's Frontline division were negligible during the six months ended June 30, 1998. The remainder of the increase in sales was primarily due to increased market share achieved during the first quarter of 1999 through expanded marketing efforts by the Company's computer products group.

Gross margin for the six months ended June 30, 1999 was $3,817,700, an increase of $692,700 or 22%, compared to $3,125,000 for the six months ended June 30, 1998. The gross margin as a percentage of sales increased from 6.4% for the six months ended June 30, 1998 to 7.5% for the six months ended June 30, 1999. This increase is primarily due to better cost controls, including participation in more vendor rebate programs, and an increased focus on marketing products with a higher gross margin. Gross margin relating to the FrontLine division for the six months ended June 30, 1999 was $245,900, or 13.8% of FrontLine's sales during the same period. However, since FrontLine's sales levels were relatively insignificant in relation to that of the Company's computer products group, the higher gross margin percentage earned by FrontLine had only a minor effect on the overall increase in the Company's gross margin during the six months ended June 30, 1999.

Operating expenses, including selling, general, administrative and amortization of prepaid consulting fee, for the six months ended June 30, 1999 were $3,502,000, an increase of $1,836,800, or 110%, compared to $1,665,200 for the six months ended June 30, 1998. The increase is primarily a result of the hiring of additional personnel to support the expansion of the Company's business and establishment of the management infrastructure, including the ramp-up of the Company's Frontline division. In addition, the Company incurred additional expenses in 1999, including a non-cash charge of $350,100 for the amortization of a prepaid consulting fee, in connection with the transition to a publicly traded company. As a percentage of sales, operating expenses increased to 6.9% for the six months ended June 30, 1999 compared to 3.4% for the six months ended June 30, 1998 resulting from an increase in the Company's fixed cost component of operating expenses.

Income from operations for the six months ended June 30, 1999 was $315,700, a decrease of $1,144,100, or 78%, compared to $1,459,800 for the six months ended June 30, 1998. As a percentage of sales, income from operations decreased to 0.6% for the six months ended June 30, 1999 as compared to 3.0% for the six months ended June 30, 1998. This decrease was primarily due to the 110% increase in operating expenses which was minimally offset by the improved gross margin experienced during the six months ended June 30, 1999.

Interest expense for the six months ended June 30, 1999 was $133,800, a decrease of $6,200, or 4%, compared to $140,000 for the six months ended June 30, 1998. This decrease was due to a decrease in the balance of the Company's mortgage on its office building facility as a result of scheduled principal payments. Interest income increased from $89,300 for the six months ended June 30, 1998 to $93,200 for the six months ended June 30, 1999, an increase of $3,900, or 4%, which was principally due to the Company's improved cash management.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through cash generated by operations and borrowings under its floor plan inventory loans.

At June 30, 1999, the Company had consolidated cash and cash equivalents totaling $4,320,800 and working capital of $8,064,700. At December 31, 1998, the Company had consolidated cash and cash equivalents totaling $3,197,100 and working capital of $7,931,500.

Net cash provided by operating activities during the six months ended June 30, 1999 was $3,107,400, which principally reflected the decrease in inventory, the increase in accounts payable, the amortization of the prepaid consulting fee and the net income for the period, which was partially offset by increases in accounts receivable, and prepaid expenses and other current assets. The decrease in inventory was due primarily to the Company's focus on improving its inventory turnover by balancing the inventory product mix and levels in relation to customer orders with favorable vendor terms and programs. Net cash used in operating activities during the six months ended June 30, 1998 was $1,223,500, which reflected the net effect of increases in accounts receivable and inventory that were partially offset by an increase in accounts payable and the net income for the period.

Net cash used in investing activities was $565,300 during the six months ended June 30, 1999, primarily reflecting cash used for improvements to the building owned and occupied by the Company to support the Company's expanding workforce. Net cash used in investing activities during the six months ended June 30, 1998 was $62,200, primarily resulting from the issuance of an additional note receivable to a shareholder.

Net cash used in financing activities was $1,418,400 for the six months ended June 30, 1999, primarily from the decrease in floor plan inventory loans, as well as payment of the mortgage loans for the Company's facility. As of June 30, 1999, the Company had available financing in the form of a $7.0 million floor plan inventory loan, which is collateralized by the inventory purchased and any proceeds from the sale of the inventory. The outstanding balance of the floor plan inventory loan at June 30, 1999 was $907,900 and the loan is subject to

45-day repayment terms, at which time interest begins to accrue at the prime rate (7.75% at June 30, 1999). Net cash provided by financing activities was $1,563,800 for the six months ended June 30, 1998, primarily from the increase in the floor plan inventory loans, which was partially offset by payment of the mortgage loans for the office facility.

As of June 30, 1999, the Company's material commitments for capital expenditures consisted of an estimated $400,000 investment in its 50% equity interest in LEA Publishing, LLC, a company that was formed during 1999 and is currently in the post-technological feasibility production phase of various new software products. The Company believes that the cash flow from operations and borrowing available under its $7.0 million inventory floor plan loan will satisfy the Company's anticipated requirements for working capital through at least the next 12 months.

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

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the standard to affect its financial statements.

INFLATION

Inflation has not had a material effect upon the Company's results of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that to the extent resulting increased costs are not offset by increased revenues, the operations of the Company may be adversely affected.

YEAR 2000

The Year 2000 problem concerns the inability of certain computer systems to appropriately recognize the Year 2000 when the last two digits of the year are entered in the date field. The Company's date critical functions related to the Year 2000 and beyond, such as sales, distribution, purchasing, inventory control, merchandise, planning and replenishment, facilities, and financial systems, may be adversely affected unless these computer systems are Year 2000 compliant.

The Company's management has performed a complete assessment of the Company's Year 2000 requirements, including all of its information technology an non-information technology systems, and has made the expenditures necessary to make the Company's major computer systems and some non-critical programs Year 2000 compliant. The total cost of identifying and addressing Year 2000 problems was $75,000.

The Company has developed a contingency plan for dealing with the worst case scenario in order to minimize the risks associated with potential Year 2000 disruptions, including assessing the need to locate alternate vendors or service providers.

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

In an effort to evaluate and reduce its exposure in this area, the Company is making an inquiry of its vendors and other business partners about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000. In particular, the Company is obtaining statements from a substantial majority of its suppliers that certain of their products are Year 2000 compliant, can be upgraded to meet Year 2000 demands, or do not affect "date sensitive" information. The Company estimates that this process, including analysis of responses and follow up interviews, will be complete on or before September 30, 1999.

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

The Company's time frame will be influenced by its ability to identify Year 2000 problems and the compliance success of third parties. For those reasons, no assurance can be given at this point that the Company's computer systems will be Year 2000 compliant in a timely manner or that the Company will not incur significant additional expenses pursuing Year 2000 compliance.

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