Form 10-Q
period 1999-09-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 1999-11-15
CIK 1077050

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Check One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 1999

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

                    Common Stock, $.001 par value per share:
         10,100,000 shares issued and outstanding at September 30, 1999

Part I.  -  Financial Information

Item 1.  -  Consolidated Financial Statements

            Consolidated balance sheets as of December 31, 1998
            and September 30, 1999 (Unaudited)                               1-2

            Consolidated statements of income for the three months and
            nine months ended September 30, 1998 and 1999 (Unaudited)          3

            Consolidated statements of cash flows for the nine months
            ended September 30, 1998 and 1999 (Unaudited)                      4

            Notes to consolidated financial statements                       5-8

Item 2.  -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9-15

Part II  -  Other Information

Item 6.  -  Exhibits and Reports on Form 8-K

Signatures

                       Pacific Magtron International Corp.

                           Consolidated Balance Sheets


                                                     December 31,  September 30,
                                                        1998          1999
                                                     -----------   -----------
                                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 3,197,100   $ 4,308,700
  Accounts receivable, net of allowance for
    doubtful accounts of $150,000 and $150,000         6,321,800     7,430,500
  Inventories                                          6,390,300     3,234,000
  Prepaid expenses and other current assets              548,000       283,800
  Notes and interest receivable from shareholders        268,100       276,000
  Deferred income taxes                                  161,300       161,300
                                                     -----------   -----------
TOTAL CURRENT ASSETS                                  16,886,600    15,694,300

PROPERTY, PLANT AND EQUIPMENT, NET                     4,038,000     4,602,200

DEPOSITS AND OTHER ASSETS                                183,800       219,800
                                                     -----------   -----------
                                                     $21,108,400   $20,516,300
                                                     ===========   ===========

          See accompanying notes to consolidated financial statements.

                       Pacific Magtron International Corp.

                           Consolidated Balance Sheets


                                                     December 31,  September 30,
                                                        1998          1999
                                                     -----------   -----------
                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable                   $    51,200   $    46,300
  Floor plan inventory loans                           2,305,000     1,528,200
  Accounts payable                                     6,460,300     5,975,000
  Accrued expenses                                       138,600       176,400
                                                     -----------   -----------
TOTAL CURRENT LIABILITIES                              8,955,100     7,725,900

NOTES PAYABLE, less current portion                    3,377,100     3,349,700

DEFERRED INCOME TAXES                                     31,500        31,500
                                                     -----------   -----------

TOTAL LIABILITIES                                     12,363,700    11,107,100
                                                     -----------   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 5,000,000
  shares authorized; no shares issued and
  outstanding                                                 --            --

  Common stock, $0.001 par value; 25,000,000
    shares authorized; 10,100,000 shares
    issued and outstanding at December 31,
    1998 and September 30, 1999                           10,100        10,100
  Additional paid-in capital                           1,299,100     1,531,900
  Retained earnings                                    7,435,500     7,867,200
                                                     -----------   -----------
TOTAL SHAREHOLDERS' EQUITY                             8,744,700     9,409,200
                                                     -----------   -----------
                                                     $21,108,400   $20,516,300
                                                     ===========   ===========

          See accompanying notes to consolidated financial statements.

                       Pacific Magtron International Corp.

                        Consolidated Statements of Income


                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                              ----------------------------    ----------------------------
                                                  1998            1999            1998            1999
                                              ------------    ------------    ------------    ------------
                                              (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
SALES                                         $ 29,106,600    $ 28,505,700    $ 77,922,000    $ 79,128,400

COST OF SALES                                   27,006,900      26,314,800      72,697,300      73,119,800
                                              ------------    ------------    ------------    ------------
GROSS MARGIN                                     2,099,700       2,190,900       5,224,700       6,008,600

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       945,800       1,446,700       2,611,000       4,598,600

AMORTIZATION OF PREPAID CONSULTING FEE              52,100         276,600          52,100         626,700
                                              ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS                           1,101,800         467,600       2,561,600         783,300
                                              ------------    ------------    ------------    ------------
OTHER EXPENSE (INCOME):
  Interest income on shareholder notes              (2,500)         (2,700)         (8,100)        (10,000)
  Interest income                                  (47,000)        (40,700)       (130,700)       (126,600)
  Interest expense                                  70,300          66,600         210,300         200,400
                                              ------------    ------------    ------------    ------------
TOTAL OTHER EXPENSE                                 20,800          23,200          71,500          63,800
                                              ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                       1,081,000         444,400       2,490,100         719,500

INCOME TAXES                                       449,800         177,800       1,013,400         287,800
                                              ------------    ------------    ------------    ------------
NET INCOME                                    $    631,200    $    266,600    $  1,476,700    $    431,700
                                              ------------    ------------    ------------    ------------
BASIC AND DILUTED EARNINGS PER SHARE          $       0.06    $       0.03    $       0.16    $       0.04
                                              ------------    ------------    ------------    ------------
BASIC WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                              9,908,700      10,100,000       9,306,200      10,100,000

STOCK OPTIONS                                       40,900         106,700          28,500         112,100
                                              ------------    ------------    ------------    ------------
DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                             9,949,600      10,206,700       9,334,700      10,212,100
                                              ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       Pacific Magtron International Corp.

                      Consolidated Statements of Cash Flows


                                                         Nine months ended
                                                           September 30,
                                                     --------------------------
                                                        1998           1999
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 1,476,700    $   431,700
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                      103,100        137,200
      Amortization of prepaid consulting fee              52,100        626,700
      Deferred income taxes                              (38,300)            --
      Changes in operating assets and liabilities:
        Accounts receivable                           (2,689,800)    (1,108,700)
        Inventories                                   (2,425,300)     3,156,300
        Prepaid expenses and other current assets        (63,800)      (129,700)
        Accounts payable                               1,195,900       (485,300)
        Accrued expenses                                  24,800         37,800
                                                     -----------    -----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                (2,364,600)     2,666,000
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes and interest receivable from shareholders        (55,700)        (7,900)
  Deposits and other assets                                7,800        (36,000)
  Acquisition of property and equipment                  (28,700)      (701,400)
                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (76,600)      (745,300)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in floor
    plan inventory loans                               1,096,100       (776,800)
  Principal payments on SBA loan                         (17,400)       (18,800)
  Principal payments on bank loan                        (12,400)       (13,500)
                                                     -----------    -----------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                 1,066,300       (809,100)
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                (1,374,900)     1,111,600

CASH AND CASH EQUIVALENTS, beginning of period         3,262,900      3,197,100
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $ 1,888,000    $ 4,308,700
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

On July 17, 1998 the Company completed the acquisition of 100% of the outstanding common stock of Pacific Magtron, Inc. (PMI), in exchange for 9,000,000 shares of the Company's common stock. For accounting purposes, the acquisition has been treated as the acquisition of the Company by PMI with PMI as the acquirer (reverse acquisition). The historical financial statements prior to July 17, 1998 are those of PMI. Since the Company prior to the reverse acquisition was a public shell corporation with no significant operations, pro forma information giving effect to the acquisition is not presented. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of PMI. The shares held by the shareholders of the Company prior to the acquisition (1,000,000 shares after reflecting a three for two reverse stock split effected by the Company immediately prior to the acquisition) have been recognized as if they were issued in connection with the acquisition of the Company by PMI.

PMI, a California corporation, was incorporated on August 11, 1989. PMI's principal activity consists of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States.

In May 1998, the Company formed its Frontline Network Consulting (Frontline) division, a corporate information systems group that serves the networking and personal computer requirements of corporate customers. Revenues and net income earned by Frontline during the nine months ended September 30, 1999 were $2,940,900 (including service revenues of $177,400) and $10,400, respectively, and Frontline's total assets were $1,357,300 at September 30, 1999. Revenues earned and net loss incurred by Frontline during the nine months ended September 30, 1998 were $570,000 (including service revenues of $11,900) and $11,700, respectively.

                       Pacific Magtron International Corp.

                   Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT PRESENTATION AND NEW ACCOUNTING STANDARD

The accompanying consolidated financial statements at September 30, 1999 and for the three and nine-month periods ended September 30, 1998 and 1999 are unaudited. However, they have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 1998 presented in the Company's Form 10, as amended.

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

                       Pacific Magtron International Corp.

                   Notes to Consolidated Financial Statements

3. STOCK OPTIONS

During the nine months ended September 30, 1999, no additional options of the Company's common stock were granted and no issued options were exercised.

4. STATEMENTS OF CASH FLOWS


Cash was paid during the nine months ended September 30, 1998 and 1999 for:

                                                           Nine Months Ending
                                                              September 30,
                                                        ------------------------
                                                          1998            1999
                                                        ---------      ---------
Income taxes                                            $ 992,500      $ 386,000
                                                        ---------      ---------
Interest                                                $ 210,300      $ 200,400
                                                        =========      =========

As discussed in Note 5, non-cash financing activities during the nine months ending September 30, 1998 resulted from the issuance of 100,000 shares of the Company's common stock to an unrelated party under the terms of a consulting agreement.

5. CONSULTING AGREEMENT

On July 17, 1998, the Company issued 100,000 restricted shares of its common stock to an unrelated party under the terms of a consulting agreement. Under the agreement, if the services were provided, the shares were to vest 50% on July 17, 1999 and 50% on July 17, 2000. If the services were not provided as required, the consultant was to forfeit those shares not vested. The Company is accounting for this transaction in accordance with Emerging Issues Task Force
(EITF) No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. During the first half of 1999, the Company and the consultant periodically discussed the level and type of services required in order for the shares to vest under the consulting agreement. This discussion led to a postponement of the scheduled July 17, 1999 vesting date. After further discussions, the Board of Directors of the Company determined that no further performance was required by the consultant under the agreement and deemed the entire 100,000 shares vested on September 17, 1999, resulting in a measurement date and final valuation of these shares of $743,000.

                       Pacific Magtron International Corp.

                   Notes to Consolidated Financial Statements

6. EQUITY INVESTMENT

In May 1999, the Company and Rising Edge Technologies, Ltd., a corporation based in Taiwan ("Rising Edge"), entered into an Operating Agreement respecting LEA Publishing, LLC, a California limited liability company ("LEA") formed in January 1999. The objective of LEA is to provide Internet users, resellers and providers advanced solutions and applications. LEA is in the post-technological feasibility phase of developing various software products. The Company and Rising Edge each own a 50% interest in LEA. The brother of a director, officer and principal shareholder of the Company is also a director, officer and the sole shareholder of Rising Edge. The Company is accounting for its investment in LEA by the equity method whereby 50% of the equity interest in the net income or loss of LEA flows through to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated financial statements of the Company, which are included elsewhere in this Quarterly Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securties Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the control of the Company and its management, include, but are not limited to, technological changes, diminished marketability of inventory, increased warranty costs, competition, recruitment and retention of technical personnel, Year 2000 issues, dependence on continued manufacturer certification, dependence on certain suppliers, risks associated with the projects the Company is engaged to complete, and dependence on key personnel.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                      -----------------       -----------------
                                      1998        1999        1998        1999
                                      -----       -----       -----       -----
Sales                                 100.0%      100.0%      100.0%      100.0%
Cost of sales                          92.8        92.3        93.3        92.4
                                      -----       -----       -----       -----
Gross margin                            7.2         7.7         6.7         7.6
Operating expenses                      3.4         6.1         3.4         6.6
                                      -----       -----       -----       -----
Income from operations                  3.8         1.6         3.3         1.0
Other expense, net                      0.1         0.1         0.1         0.1
Income taxes                            1.5         0.6         1.3         0.4
                                      -----       -----       -----       -----
Net income                              2.2%        0.9%        1.9%        0.5%
                                      =====       =====       =====       =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Sales for the three months ended September 30, 1999 were $28,505,700, a decrease of $600,900, or approximately 2%, compared to $29,106,600 for the three months ended September 30, 1998. The decrease in sales attributable to the Company's computer products division for the three months ended September 30, 1999 of $1,256,700, or approximately 4%, compared to the corresponding period of the previous year resulted from the Company's focus on improving its gross margin. Approximately $1,153,900 of the sales during the three months ended September 30, 1999 were attributable to the FrontLine division that was formed in May 1998 to serve the networking and personal computer requirements of corporate customers. Sales recognized by the Company's Frontline division were $498,100 during the three months ended September 30, 1998.

Gross margin for the three months ended September 30, 1999 was $2,190,900, an increase of $91,200, or 4%, compared to $2,099,700 for the three months ended September 30, 1998. The gross margin as a percentage of sales increased from 7.2% for the three months ended September 30, 1998 to 7.7% for the three months ended September 30, 1999. This increase is primarily due to better cost controls, participation in more vendor rebate programs, and an increased focus on marketing products with a higher gross margin. Gross margin relating to the FrontLine division for the three months ended September 30, 1999 was $194,400, or 16.8%, of FrontLine's sales during the same period. However, since FrontLine's sales levels were relatively insignificant in relation to the sales of the Company's computer products group, the higher gross margin percentage earned by FrontLine had only a minor effect on the Company's overall gross margin during the period.

Operating expenses, including selling, general, administrative and amortization of prepaid consulting fee, for the three months ended September 30, 1999 were $1,723,300, an increase of $725,400, or 73%, compared to $997,900 for the three months ended September 30, 1998. The increase is primarily a result of the hiring of additional personnel to support the expansion of the Company's business, establishment of the management infrastructure, including the ramp-up of the Company's Frontline division, expenses in connection with its transition to a publicly traded company, and a non-cash charge of $276,600 (as compared to $52,100 during the corresponding period in 1998) for the amortization of a prepaid consulting fee. As a percentage of sales, operating expenses increased to 6.1% for the three months ended September 30, 1999 as compared to 3.4% for the three months ended September 30, 1998 resulting from an increase in the Company's fixed cost component of operating expenses.

Income from operations for the three months ended September 30, 1999 was $467,600, a decrease of $634,200, or 58%, as compared to $1,101,800 for the three months ended September 30, 1998. As a percentage of sales, income from operations decreased to 1.6% for the three months ended September 30, 1999 as compared to 3.8% for the three months ended September 30, 1998. This decrease was primarily due to the 73% increase in operating expenses, including the $276,600 non-cash charge related to the amortization of a prepaid consulting fee. The impact of the increase in operating expenses was marginally offset by the improved gross margin experienced during the three months ended September 30, 1999.

Interest expense for the three months ended September 30, 1999 was $66,600, a decrease of $3,700, or 5%, compared to $70,300 for the three months ended September 30, 1998. This decrease was due to a reduction in the balance of the Company's mortgage on its office building facility as a result of scheduled principal payments. Interest income decreased from $49,500 for the three months ended September 30, 1998 to $43,400 for the three months ended September 30, 1999, a decrease of $6,100, or 12%, which was principally due to lower market
interest  rates   available  for   short-term   investments  of  cash  and  cash
equivalents.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Sales for the nine months ended September 30, 1999 were $79,128,400, an increase of $1,206,400, or approximately 2%, compared to $77,922,000 for the nine months ended September 30, 1998. The Company experienced a decrease in sales attributable to its computer products division for the nine months ended September 30, 1999 of $1,215,800, or approximately 2%, compared to the corresponding period of the previous year as the Company focused its efforts on improving gross margin. Approximately $2,940,900 of the sales recognized by the Company during the nine months ended September 30, 1999 were attributable to the FrontLine division that was formed in May 1998 to serve the networking and personal computer requirements of corporate customers. Sales recognized by the Company's Frontline division were $518,700 during the nine months ended September 30, 1998.

Gross margin for the nine months ended September 30, 1999 was $6,008,600, an increase of $783,900, or 15%, compared to $5,224,700 for the nine months ended September 30, 1998. The gross margin as a percentage of sales increased from 6.7% for the nine months ended September 30, 1998 to 7.6% for the nine months ended September 30, 1999. This increase is primarily due to better cost controls, participation in more vendor rebate programs, and an increased focus on marketing products with a higher gross margin. Gross margin relating to the FrontLine division for the nine months ended September 30, 1999 was $440,300, or 15.0% of FrontLine's sales during the same period. However, since FrontLine's sales levels were relatively insignificant in relation to the sales of the Company's computer products group, the higher gross margin percentage earned by FrontLine had only a minor effect on the overall increase in the Company's gross margin during the period.

Operating expenses, including selling, general, administrative and amortization of prepaid consulting fee, for the nine months ended September 30, 1999 were $5,225,300, an increase of $2,562,200, or 96%, compared to $2,663,100 for the nine months ended September 30, 1998. The noted increase is primarily a result of the hiring of additional personnel to support the expansion of the Company's business and establishment of the management infrastructure, including the ramp-up of the Company's Frontline division, additional expenses in 1999 in connection with the transition to a publicly traded company, and a non-cash charge of $626,700 (as compared to $52,100 during the corresponding period in 1998) for the amortization of a prepaid consulting fee. As a percentage of sales, operating expenses increased to 6.6% for the nine months ended September 30, 1999 as compared to 3.4% for the nine months ended September 30, 1998 resulting from an increase in the Company's fixed cost component of operating expenses.

Income from operations for the nine months ended September 30, 1999 was $783,300, a decrease of $1,778,300, or 69%, as compared to $2,561,600 for the nine months ended September 30, 1998. As a percentage of sales, income from operations decreased to 1.0% for the nine months ended September 30, 1999 as compared to 3.3% for the nine months ended September 30, 1998. This decrease was primarily due to the 96% increase in operating expenses, including the $626,700 non-cash charge related to the amortization of a prepaid consulting fee. The impact of the increase in operating expenses was marginally offset by the improved gross margin experienced during the nine months ended September 30, 1999.

Interest expense for the nine months ended September 30, 1999 was $200,400, a decrease of $9,900. or 5%, compared to $210,300 for the nine months ended September 30, 1998. This decrease was due to a decrease in the balance of the Company's mortgage on its office building facility as a result of scheduled principal payments. Interest income decreased from $138,800 for the nine months ended September 30, 1998 to $136,600 for the nine months ended September 30, 1999, a decrease of $2,200, or 2%, which was principally due to lower market
interest  rates   available  for   short-term   investments  of  cash  and  cash
equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through cash generated by operations and borrowings under its floor plan inventory loans.

At September 30, 1999, the Company had consolidated cash and cash equivalents totaling $4,308,700 and working capital of $7,968,400. At December 31, 1998, the Company had consolidated cash and cash equivalents totaling $3,197,100 and working capital of $7,931,500.

Net cash provided by operating activities during the nine months ended September 30, 1999 was $2,666,000, which principally reflected the decrease in inventories, the amortization of the prepaid consulting fee and the net income for the period, all of which were partially offset by an increase in accounts receivable and a decrease in accounts payable. The decrease in inventories was due primarily to the Company's focus on improving its inventory turnover by balancing the inventory product mix and levels in relation to customer orders with favorable vendor terms and programs. Net cash used in operating activities during the nine months ended September 30, 1998 was $2,364,600, which reflected the net effect of increases in accounts receivable and inventories that were partially offset by an increase in accounts payable and the net income for the period.

Net cash used in investing activities was $745,300 during the nine months ended September 30, 1999, primarily reflecting cash used for improvements to the building owned and occupied by the Company to support the Company's expanding workforce. Net cash used in investing activities during the nine months ended September 30, 1998 was $76,600, primarily resulting from the issuance of an additional note receivable to a shareholder.

Net cash used in financing activities was $809,100 for the nine months ended September 30, 1999, primarily from the decrease in floor plan inventory loans, as well as payment of the mortgage loans for the Company's facility. As of September 30, 1999, the Company had available financing in the form of a $7.0 million floor plan inventory loan which is collateralized by the inventory purchased and any proceeds from the sale of the inventory. The outstanding balance of the floor plan inventory loan at September 30, 1999 was $1,528,200 and the loan is subject to 45-day repayment terms, at which time interest begins to accrue at the prime rate (8.25% at September 30, 1999). Net cash provided by financing activities was $1,066,300 for the nine months ended September 30, 1998, primarily from the increase in the floor plan inventory loans, which was partially offset by payment of the mortgage loans for the office facility.

As of September 30, 1999, the Company's material commitments for capital expenditures consisted of an estimated $470,000 investment in its 50% equity interest in LEA.

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

The Company's management has performed a complete assessment of the Company's Year 2000 requirements, including all of its information technology and non-information technology systems. The Company budgeted $75,000 to ensure the Company's major computer systems and some non-critical software were Year 2000 compliant. The total cost of identifying and addressing Year 2000 problems was $75,000.

The Company has also developed a contingency plan for dealing with the worst case scenario in order to minimize the risks associated with potential Year 2000 disruptions, including assessing the need to locate alternate vendors or service providers.

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

In an effort to evaluate and reduce its exposure in this area, the Company has made an inquiry of its vendors and other business partners about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000. In particular, the Company has obtained statements from nearly all of its suppliers that certain of their products are Year 2000 compliant, can be upgraded to meet Year 2000 demands, or do not affect "date sensitive" information. Due to the general uncertainty inherent in the Year 2000 issue, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's system or results of operations.

The Company's management believes that the purchasing patterns of customers and prospective customers might be affected by Year 2000 issues. Many companies may need to modify or upgrade their information systems to address the Year 2000 problem. The effects of this issue and of the efforts by other companies to address it are unclear. However, many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures might result in reduced funds available to purchase services and products such as those that the Company offers.

The Company has no reason to believe that its exposure to the risks of lack of supplier and customer Year 2000 readiness is any greater than the exposure to such risks that affect its competitors generally. However, if a significant number of the Company's key suppliers, customers and other business partners experience business disruptions as a result of their lack of Year 2000 readiness, their problems could have a material adverse effect on the financial position and operations of the Company. In addition, if all Year 2000 issues within the Company's business are not properly identified and remedied in a timely manner, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 5. OTHER INFORMATION

Limin Hu, Ph.D. and Hank C. Ta were appointed to the Board of Directors effective April 5, 1999.

Dr. Hu, age 37, has been President at Hugo Technologies, Inc. since February 1996. Hugo is a company based in Union City, California that designs and builds systems integration and architecture software and client/server and data base management systems. From March 1994 to January 1996 he was vice president and general manager of Teknekron Systems, LLC. where he managed the pharmaceutical systems division and developed complete integrated system infrastructure for various clients. Dr. Hu received his B.S. in electrical engineering from National Taiwan University, ROC and his Ph.D. in electrical engineering and computer science from the University of California, Berkeley.

Hank C. Ta, age 40, has been the president, chief executive officer and owner of CC Integration/MicroAge since 1992. CC Integration, based in Mountainview, California, is a reseller for leading personal computer vendors such as Hewlett Packard, Compaq, and IBM. Mr. Ta received his B.S. from San Jose State University.

Neither Dr. Hu or Mr. Ta owns any equity securities or holds any options to purchase any equity securities of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27   Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 15, 1999

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