Form 10-K
period 1999-12-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2000-03-31
CIK 1077050

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission File Number 0-17521

                       PACIFIC MAGTRON INTERNATIONAL CORP.
             (Exact name of Registrant as specified in its Charter)

                  Nevada                                          88-0353141
      (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

1600 California Circle, Milpitas, California                        95035
 (Address of principal executive offices)                          Zip Code)

        Registrant's telephone number, including area code (408) 956-8888

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
         N/A                                              N/A

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 24, 2000 the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $5,500,000.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     At March 24, 2000 the number of shares of common stock outstanding was 10,100,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12 and 13.
================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I ......................................................................  1

    Item 1.  BUSINESS........................................................  1
    Item 2.  PROPERTIES...................................................... 12
    Item 3.  LEGAL PROCEEDINGS............................................... 13
    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 13

PART II ..................................................................... 14

    Item 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS............................................ 14
    Item 6.  SELECTED FINANCIAL DATA......................................... 14
    Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................ 15
    Item 7a  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...... 21
    Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................... 21
    Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES........................... 21

PART III .................................................................... 21

    Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY................. 22
    Item 11. EXECUTIVE COMPENSATION.......................................... 22
    Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................... 22
    Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 22

PART IV ..................................................................... 23

    Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8K........................................................ 23

SIGNATURES................................................................... 24

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

SUMMARY OF OUR BUSINESS

         Pacific Magtron International Corp., a Nevada corporation, is an integrated solutions provider of computer related equipment and services. The Company's primary business is the wholesale distribution of computer and related hardware components and software for personal computers to value added resellers, retailers, systems integrators, original equipment manufacturers, independent hardware and software vendors, consultants, and contractors. In May 1998, the Company formed its Frontline Network Consulting division ("Frontline"), a corporate information systems group, with the goal of serving the networking and personal computer requirements of corporate customers. In January 1999 the Company formed Lea Publishing, LLC., a California limited liability company ("Lea"), to develop, sell and license software designed to provide Internet users, resellers and providers advanced solutions and applications. The Company owns a 50% interest in Lea, which is in the development stage.

         As used in this document and unless otherwise indicated, the terms "Company," "we," and "our" refer to Pacific Magtron International Corp. and its operating divisions and subsidiaries.

INDUSTRY OVERVIEW

WHOLESALE MICRO COMPUTER PRODUCTS DISTRIBUTION

         The microcomputer products distribution industry generally consists of suppliers, wholesalers, resellers, and end-users. Wholesale distributors typically sell only to resellers and purchase a wide range of products in bulk directly from manufacturers. Different types of resellers are defined and distinguished by the end-user market they serve, such as large corporate accounts, small and medium-sized businesses or home users, and by the level of value that they add to the basic products they sell.

INCREASED RELIANCE ON WHOLESALE MICRO COMPUTER PRODUCTS DISTRIBUTION

         We believe that the growth of the microcomputer products wholesale distribution industry exceeds that of the microcomputer industry as a whole. In our view, suppliers, vendors, and resellers are relying to a greater extent on wholesale distributors for their distribution needs. Suppliers are faced with the pressures of declining product prices and the increasing costs of selling directly to a large and diverse group of resellers, and they therefore are increasingly relying upon wholesale distribution channels for a greater proportion of their sales. Many suppliers outsource a growing portion of certain functions, such as distribution, service, technical support, and final assembly, to the wholesale distribution channel in order to minimize costs and focus on their core capabilities in manufacturing, product development, and marketing. Likewise, vendors are finding it more cost efficient to rely on wholesale distributors that can leverage distribution costs across multiple vendors, each of whom outsources a portion of their distribution, credit, marketing, and support services.

         On the reseller side, growing product complexity, shorter product life cycles, an increasing number of microcomputer products, the emergence of open systems architectures, and the recognition of certain industry standards have led resellers to depend upon wholesale distributors for more of their product, marketing, and technical support needs. Due to the large number of vendors and products, resellers often cannot or choose not to establish direct purchasing relationships with suppliers. Instead, they rely on wholesale distributors that can leverage purchasing costs across multiple resellers to satisfy a significant portion of their product procurement and delivery, financing, marketing, and technical support needs. Rather than stocking large inventories themselves and maintaining credit lines to finance working capital needs, resellers are also increasingly relying on wholesale distributors for product availability and flexible financing alternatives.

OPEN SOURCING

         Another apparent reason for the growth of the wholesale distribution industry is the evolution of open sourcing during the past several years, a phenomenon specific to the United States microcomputer products wholesale distribution market. Historically, branded computer systems from large suppliers were sold in the United States only through authorized master resellers. Under this single sourcing model, resellers were required to purchase these products exclusively from one master reseller. Competitive pressures led some of the major computer suppliers to authorize second sourcing, in which resellers could purchase a supplier's product from a source other than their primary master reseller, subject to certain restrictive terms and conditions. More recently, all major manufacturers have authorized open sourcing, under which resellers can purchase the supplier's product from any source on equal terms and conditions. Open sourcing has thus blurred the distinction between wholesale distributors and master resellers, which are increasingly able to serve the same reseller base. The Company believes that open sourcing enables those distributors of microcomputer products which provide the highest value through superior service and pricing in the best position to compete for reseller customers.

INTERNET SERVICES

         One final industry trend, the emergence of the Internet, provides wholesale distributors with an additional means to serve both suppliers and reseller customers through the development and use of effective electronic commerce tools. The increasing utilization of electronic ordering , including the ability to transact business over the World Wide Web, has had, and is expected to continue to have, a significant impact on the cost efficiency of the wholesale distribution industry. Distributors with the financial and technical resources to develop, implement and operate state of the art management information systems have been able to reduce both their customers and their own transaction costs through more efficient purchasing and lower selling costs. The growing presence and importance of such electronic commerce capabilities also provide distributors with new business opportunities as new categories of products, customers, and suppliers develop.

CORPORATE INFORMATION SYSTEMS CONSULTING

         Because of factors similar to those encouraging the increased reliance by target clients on wholesale distributors, corporations are increasingly looking to specialist service organizations, such as Frontline, to support the development and maintenance of their information technology systems.
Accelerating technological advancement, migration of organizations toward multi-vendor distributed networks, and increased globalization of corporate activity have contributed to an increase in the sophistication and information delivery systems. interdependency of corporate computing systems. The desire by corporations to focus upon their core activities while enjoying the benefits of such multi-vendor distributed networks, together with increasing skill shortages within the information technology industry, have led businesses to increasingly outsource the development and maintenance of their computing systems to network consulting professionals.

OUR HISTORY

         We were incorporated as Wildfire Capital Corporation ("Wildfire") in Nevada on January 8, 1996 in order to engage in the business of providing a national retail market for premium wines on the Internet. The Internet site was intended to provide advertising for wine retailers and boutique wineries. Wildfire was initially capitalized with a $5,000 investment by its founder, for which 500,000 shares of common stock were issued. On August 27, 1996, Wildfire commenced an offering of 1,000,000 shares of its common stock at a price of $.05 per share under Rule 504 under the Securities Act of 1933. Gross proceeds from the offering were $50,000 in cash.

         Due primarily to regulatory issues, the business of Wildfire did not develop as expected, and as a result, Wildfire closed its marketing operations in the fall of 1997. At that time, Wildfire began searching for new business opportunities, and on July 16, 1998, the Board of Directors of Wildfire recommended the acquisition of Pacific Magtron, Inc. ("PMI") to Wildfire's shareholders. PMI, a California corporation incorporated on August 11, 1989, had established itself in the computer products wholesale distribution industry as a privately held company. The shareholders of Wildfire and PMI approved the transaction, and Wildfire issued 9,000,000 shares of its common stock in consideration for all of the outstanding shares of PMI. As a result, the former shareholders of PMI became the controlling shareholders of Wildfire. No securities were registered in connection with the transaction. Immediately prior to the transaction, Wildfire effected a two-for-three reverse stock split of its 1,500,000 outstanding shares of common stock. Upon consummation of the acquisition, Wildfire changed its name to Pacific Magtron International Corp. and PMI continued its business operations as a wholly owned subsidiary of the Company.

PRODUCTS AND SERVICES

         We operate in two business divisions. Our computer products group operates under the name Pacific Magtron, Inc., our wholly owned subsidiary, and our corporate information systems group operates as a corporate division known as Frontline Network Consulting ("Frontline") within our PMI subsidiary.

PACIFIC MAGTRON, INC. - COMPUTER PRODUCTS

          Through PMI we distribute a wide range of computer products, including components and multimedia and systems networking products. We also provide vertical solutions for systems integrators and Internet resellers by combining or "kitting" our products. Our computer products group offers our customers a broad inventory of more than 1,800 products from approximately 30 manufacturers. This wide assortment of vendors and products meets our customers' needs for a cost effective link to multiple vendors' products through a single source. Among the products that we distribute are systems and networking peripherals, and components such as high capacity storage devices, CD-ROMs and CD recorders, sound cards, small computer systems interface components, video phone solutions, floppy and hard disk drives, and other miscellaneous items such as audio cabling devices and zip drives for desktop and notebook computers.

         INVENTORY LEVELS AND ASSET MANAGEMENT: We maintain sufficient quantities of product inventories to achieve high order fill rates, and believe that price protection and stock return privileges provided by suppliers substantially mitigate the risks associated with slow moving and obsolete inventory. We also operate a computerized inventory system that allows us to look at and deal with slow moving inventory. If a supplier reduces its prices on certain products, we generally receive a credit for such products in our inventory. In addition, we have the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection, stock return privileges, and inventory management procedures have helped to reduce the risk of a significant decline in the value of inventory.

         We have established reserves for estimated losses due to obsolete inventory in the normal course of business, and historically, we have not experienced losses materially in excess of our established reserves. Inventory levels may vary from period to period due in part to the addition of new suppliers or large purchases of inventory due to favorable terms offered by suppliers.

         CREDIT TERMS: We offer various credit terms including open account, flooring arrangements, and credit card payment to qualifying customers. We closely monitor our customers' creditworthiness, and in most markets, utilize various levels of credit insurance to control credit risks and enable us to extend higher levels of credit. We also established reserves for estimated credit losses in the normal course of business.

FRONTLINE NETWORK CONSULTING - CORPORATE INFORMATION SYSTEMS

         We formed Frontline in May 1998 to serve the growing needs of our corporate customers with respect to their computer systems and networking needs. We provide a wide range of products and services to our customers through this division, including advanced enterprise consulting, local area and wide area network design, hardware and software troubleshooting and testing, and complete Internet business solutions. Our corporate customers engage us to provide them with network and computing solutions through the following types of services:

         INTEGRATION SERVICES: Our integration center provides a static free environment where customized hardware testing and peripheral installations are performed. The expertise of our integration team, along with the flexibility of the monorail system used in the integration center, gives us the capability to create completely integrated networking schemes on any available topology.

         INTERNET/ENTHRONED SERVICES: Our Internet business consultants help our customers solve business problems with Internet based solutions. Among the services provided in this area are web site content selection and design, development of Internet usage polices, browser customization, software support, development of risk management processes with respect to security concerns, Internet training, and return on investment studies.

         IT CONSULTING: In order to assist our clients in making the most of their technology investments, we help develop and implement strategic technology plans that allow clients to maximize the use of their technology dollars. Among the areas these plans address are life cycle management, network analysis, and business continuity planning in the event of an information flow interruption.

         PROCUREMENT: By taking advantage of the relationships established between manufacturers and our wholesale distribution business, we are able to provide specialty procurement services to our corporate customers. Our professionals manage the details of receiving, configuring, testing, and shipping integrated systems for our customers, and assist them in dealing with issues such as product availability forecasting, redeployment and disposal of technology assets, warehousing, and packaging, tracking, and confirmation of shipments. Our procurement services afford an additional benefit to our customers by providing a single source for software and hardware orders, and by making available volume discounts that might otherwise be unavailable to them.

         TECHNICAL SERVICES: Many of our customers technical service needs go beyond merely fixing hardware. Our technicians provide a range of technical support from on-site service to carry in depot service. Among the technical services we provide are: asset management with inventory tracking and virus check services; on site desktop support; warranty verification and tracking; and desktop deployment and installation.

         FRONTLINE STRATEGIC PARTNERSHIPS: One of the factors that permits us to provide our Frontline corporate customers with a high level of service is the development of strategic partnerships with leading manufacturers such as Intel, CISCO Systems, Cabletron, BayNetworks, Microsoft, Wyse Technology, Compaq, Hewlett-Packard, IBM, Novell, and 3Com. Certification from these manufacturers is based on their recognition of our expertise at implementing their client computing solutions, and allows us to offer our customers the products that they are currently using, along with continuous education regarding each product and the applications for which it is used. We believe that forming relationships with suppliers is important in providing us with credibility in contacting large corporate clients. These relationships also provide us with access to the resources and support of these suppliers in Frontline's initial sales and marketing efforts, and in the post-sale and installation stages.

LEA PUBLISHING, LLC.

         In January 1999 we formed Lea to develop, sell and license software designed to provide advanced solutions and applications for Internet users, resellers and providers. We each own a 50% interest in Lea [Rising Edge Technology, Inc., a Taiwanese software development company formed in 1996
("Rising Edge")]. Michael Lee, the brother of Hui "Cynthia" Lee, is the president, a director and shareholder of Rising Edge. Theodore Li and Hui Lee, both of whom are our directors, officers and principal shareholders, are the managers of Lea.

         During fiscal 1999 we invested approximately $220,000 in Lea, which was paid to Rising Edge for its services in developing Lea's first software product. We expect that additional funds will be necessary to continue to finance this development, which will continue this year. After development and testing of the software product, we will begin test marketing and if we find the results acceptable, we will move to larger scale marketing and distribution. We are unable to predict when and if any software will be available for testing. We are working with Rising Edge to determine a budget and schedule for product development. Depending on the budget we may elect or be required to raise funds, through a credit facility from banks or other financial institutions, or through sale of our equity or debt securities to fund Lea's activities this year.

          In 1998 Rising Edge was selected by HiNet, then Asia's largest Internet service provider, to design and develop Internet-related software. In 1997 it was awarded a "Top Selling Gold Medal" in Asia for two of its software products by the Chinese Economic and Trading Council.

PLANS FOR EXPANSION

         Our plans to expand our wholesale distribution business include:

          *    enhancing  existing  relationships  and  establishing  additional
               strategic    relationships    with   master    distributors   and
               manufacturers, both domestically and abroad;

          * adding additional branded product lines and offering a wider range of products, such as networking and high end 3-D graphics products;

          * actively focusing on building our international sales through advertising in international markets; and

          *    implement an e-commerce strategy.

         Our strategy for developing Frontline's business includes:

          * applying monetary and human resources to increase the division's economic contribution over the next several years;

          * continuing to seek certification from additional suppliers, and actively contacting potential corporate customers that need to implement, enhance, or replace their management information systems; and

          *    increasing  our   partnering   relationships   with   independent
               technology consultants, which will expose us to a new customer base and provide us with additional consulting talent.

         Our strategy for Lea to enter in the software publishing field includes:

          * continuing to work with Rising Edge within our Lea venture this year to develop, test and test market one or more proprietary software products designed to provide advanced solutions and applications for Internet users, resellers and providers; and market

          * Given acceptable test market results, we intend to release and distribute such product on a regional and then national basis.

         In addition to expanding our computer products and Frontline groups, we also intend to utilize our management's extensive network of industry contacts to explore possible acquisition candidates and opportunities. There can be no assurance that we will identify any acquisition opportunities, or if such opportunities are presented, that they can be acquired on acceptable terms and conditions. We are not currently engaged in any negotiations to make any material acquisitions.

SALES AND MARKETING

         Our sales are generated by a telemarketing sales force, which consisted of approximately 30 persons as of March 1, 2000 in our offices located in Milpitas, California.

         The sales force is organized in teams generally consisting of a minimum of three people. We believe that teams provide superior customer service because customers can contact one of several people. Moreover, the long-term nature of our customer relationships is better served by teams that increase the depth of the relationship and improve the consistency of service. It has been our experience that the team approach results in superior customer service and better employee morale.

         We provide compensation incentives to our salespeople, thus encouraging them to increase their product knowledge and to establish long-term relationships with existing and new customers. Customers can contact their salespersons using a toll-free number. Salespeople initiate calls to introduce our existing customers to new products and to solicit orders. In addition, salespeople seek to develop new customer relationships by using targeted mailing lists, vendor leads and telephone directories of various cities are also able to analyze .

         The telemarketing salespersons are supported by a variety of marketing programs. For example, we regularly sponsor shows for our resellers where we demonstrate new product offerings and discuss industry developments. Also, our in-house marketing staff prepares catalogs that list available products and routinely produces marketing materials and advertisements.

         Because of our sophisticated salespeople we are able to analyze our extensive inventory through a sophisticated management information system and recommend the most appropriate cost-effective systems and hardware for each customer, whether a full-line retailer or an industry-specific reseller.

         We pride ourselves on being service oriented and have a number of on-going value-added services intended to benefit both our vendors and its resellers. We train members of the sales staff through intensive in-house sales training programs, along with vendor-sponsored product seminars. This training helps our sales personnel to provide our customers with product information, to answer our customers' questions about important new product considerations, such as compatibility and capability, and to advise which products meet specific performance and price criteria. The core competency our sales personnal develops about the products they sell supplements the sophisticated technical support and configuration services we also provided. Salespeople who are knowledgeable about the products they sell often can assist in the configuration of microcomputer systems according to specifications given by the resellers. We believe that our salespersons' ability to listen to a reseller's needs and recommend a cost-efficient solution strengthens the relationship between the salesperson and his or her reseller and promotes customer loyalty to a vendor's products. In addition, we provide such other value-added services as new product descriptions and technical education programs for resellers.

         Our management continually evaluates our product mix and the needs of our customers in order to minimize inventory obsolescence and carrying costs. Our rapid delivery terms are available to all of our customers, and we seek to pass through our cost effective shipping and handling expenses to our customers.

SUPPLIERS

         SOURCES OF SUPPLY: Our strong financial and industry positions have enabled us to obtain contracts with many leading manufacturers, including Creative Labs, Logitech, Toshiba, Sony, TEAC, and Labtec. We purchase our products directly from such manufacturers, generally on a non-exclusive basis. We believe that our agreements with the manufacturers are in forms customarily used by each manufacturer. The agreements typically contain provisions allowing termination by either party without prior notice, and generally do not require us to sell a specific quantity of products or restrict us from selling products manufactured by competitors. As a result, we generally have the flexibility to terminate or curtail sales of one product line in favor of another product line if we consider it appropriate to do so because of technological change, pricing considerations, product availability, customer demand or vendor distribution policies.

         DISTRIBUTION: From our central warehouse facility in Milpitas, California, we distribute microcomputer products throughout the United States and foreign countries, including Canada, the United Kingdom, France, Russia and Israel. A minority of our distribution agreements are limited by territory. In those cases, however, North America is usually the territory granted to us. We will continue to seek to expand the geographical scope of our distributor arrangements.

COMPETITION

WHOLESALE DISTRIBUTION

         We operate in a market characterized by intense competition, both in the United States and internationally. Competition within the wholesale distribution industry is based on product availability, credit availability, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and the availability of product and technical support information. We believe that we are equipped to compete effectively with other distributors in these areas. Principal regional competitors in the wholesale distribution industry include Greenleaf Distribution, Asia Source and Synnex Information Technology, Inc., all of which are privately held companies. Ingram Micro Inc. and Tech Data Corporation are among our principal regional and multi-regional publicly held competitors. We also compete with manufacturers that sell directly to resellers and end-users. Nearly all of our competitors have far larger organizations than we do with greater financial and human resources.

FRONTLINE

         Competition within the corporate information systems industry is based primarily on flexibility in providing customized network solutions, resources and contracts to provide products for integrated systems and consultant and employee expertise needed to optimize network performance and stability. Our principal competitors in the corporate information systems industry include MicroAge and SARCOM. Most of our competitors have far greater resources of capital, marketing and personnel than we have.

EMPLOYEES

         At March 1, 2000, we had approximately 100 full time employees, all of whom are non-union, and three executive officers. We believe that our employee relations are good.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

ABILITY TO RESPOND TO TECHNOLOGICAL CHANGES

         The market for computer systems and products is characterized by constant technological change, frequent new product introductions and evolving industry standards. Our future success is dependent upon the continuation of a number of trends in the computer industry, including the migration by end-users to multi-vendor and multi-system computing environments, the overall increase in the sophistication and interdependency of computing technology, and a focus by managers on cost-efficient information technology management. We believe these trends have resulted in a movement toward outsourcing and an increased demand for product and support service providers that have the ability to provide a broad range of multi-vendor product and support services. There can be no assurance these trends will continue into the future. Our failure to anticipate or respond adequately to technological developments and customer requirements could have a material adverse effect on our business, operating results and financial condition.

INVENTORY VALUE

         As a distributor, we incur the risk that the value of our inventory will be affected by industry wide forces. Rapid technology change is commonplace in the industry and can quickly diminish the marketability of certain items, whose functionality and demand decline with the appearance of new products. These changes and price reductions by vendors may cause rapid obsolescence of inventory and corresponding valuation reductions in that inventory. Accordingly, we seek provisions in our vendor agreements common to industry practice which provide price protections or credits for declines in inventory value, and the right to return unsold inventory. No assurance can be given, however, that we can negotiate such provisions in each of our contracts or that such industry practice will continue.

WARRANTIES

         Our suppliers generally warrant the products we distribute and allow us to return defective products, including those that have been returned to us by our customers. We do not independently warrant the products that we distribute, except that we do warrant our services in connection with to the products that we configure for our customers and that we build to order from components purchased from other sources. Historically, our warranty costs have been insignificant.

COMPETITION

         The computer services and corporate information systems industries are intensely competitive and many of our competitors have capital, marketing expertise and personnel resources far superior to that of ours. There can be no assurance that we will be able to compete successfully in the future or that competitive pressures will not result in price reductions or other developments in our market that could have a material adverse effect on our business, operating results and financial condition.

RECRUITMENT AND RETENTION OF TECHNICAL PERSONNEL

         We depend upon our ability to attract, hire and retain technical personnel who possess the skills and experience necessary to meet our personnel needs and the staffing requirements of our clients. Competition for individuals with proven technical skills is intense, and the computer industry in general experiences a high rate of attrition of such personnel. We compete for such individuals with other systems integrators and providers of outsourcing services as well as temporary personnel agencies, computer systems consultants, clients and potential clients. Failure to attract and retain sufficient technical personnel would have a material adverse effect on our business, operating results and financial condition.

DEPENDENCE ON CONTINUED MANUFACTURER CERTIFICATION

         The future success of Frontline depends in part on our continued certification from leading manufacturers. Without such authorizations, we would be unable to provide the range of services currently offered. There can be no assurance that such manufacturers will continue to certify us as an approved service provider, and the loss of one or more of such authorizations could have a material adverse effect on Frontline and thus to our business operating results and or financial condition

DEPENDENCE ON SUPPLIERS

         One supplier accounted for approximately 20%, 18% and 20% of our total purchases for the years ended December 31, 1999, 1998 and 1997, respectively. During the years ended December 31, 1999 and 1998, one additional supplier located in Taiwan accounted for approximately 11% and 13% respectively, of our total purchases. Although we have not experienced significant problems with suppliers, there can be no assurance that such relationships will continue or, in the event of a termination of our relationship with any given supplier, that we would be able to obtain alternative sources of supply on comparable terms without a material disruption in our ability to provide products and services to our clients. This may cause a possible loss of sales that could adversely affect our business, and financial condition and operating results.

PROJECT RISKS

         The nature of our corporate information systems engagements exposes us to a variety of risks. Many of our engagements involve projects that are critical to the operations of our clients' businesses. Our failure or inability to meet a client's expectations in the performance of our services or to do so in the time frame required by such client could result in a claim for substantial damages, regardless of whether we were responsible for such failure. We are in the business of employing people and placing them in the workplace of other businesses. Therefore, we are also exposed to liability with respect to actions taken by our employees while on assignment, such as damages caused by employee errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. Although we maintain general liability insurance coverage in the aggregate amount of $4,000,000, there can be no assurance that such coverage will continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, operating results and financial condition.

DEPENDENCE ON KEY PERSONNEL

         Our continued success will depend to a significant extent upon our senior management, including Theodore Li, our President, and Hui "Cynthia" Lee, our Secretary and head of our sales operations. The loss of the services of Mr. Li or Ms. Lee, or one or more other key employees could have a material adverse effect on our business, financial condition or operating results. We do not have key man insurance on the lives of any of our senior management.

PURSUIT OF NEW BUSINESS THROUGH LEA

         We plan to enter the proprietary software development business with our investment in Lea. We have no experience in developing software and will rely entirely on the expertise of Rising Edge in this regard. We have conducted no independent, formal market studies regarding the demand for the software currently in development and planned to be developed. We have relied on our own business experience in judging this market. Further, while we have experience in marketing computer related products, we have not marketed software or a proprietary line of our own products. We may have to raise substantial additional funds to complete the development, testing, and marketing of Lea's software products. This market is very competitive and nearly all of the software publishers or distributors with whom we will compete have greater financial and human resources than we do. There can be no assurance that we will be successful in developing a software program that functions, or even if we develop such a program, that it will find market acceptance. Finally, there can be no assurance that Lea will generate a profit or even return our investment in it.

ITEM 2. PROPERTIES

         The Company owns property located at 1600 California Circle, Milpitas, California 95035, which was subject to a mortgage in the amount of $3,384,900 at December 31, 1999. This property consists of a building containing 44,820 square feet and sits on 3.31 acres. The building contains our executive office and warehouse and is suitable for the current size and the nature of our operations.

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved as a party to any legal proceeding other than various claims and lawsuits arising in the normal course of our business, none of which, in our opinion, is individually or collectively material to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the Nasdaq SmallCap Market. It first traded on the Nasdaq Small Cap Market in January 31, 2000. Prior to such date through July 20, 1998 our common stock was traded on the Nasdaq OTC Bulletin Board. Prior to July 20, 1998 our stock did not actively trade. The following table shows the high and low sale prices in dollars per share for the last two years as reported by the Nasdaq OTC Bulletin Board. These prices may not be the prices that you would pay to purchase a share of our common stock during the periods shown.

                                                          HIGH             LOW
         FISCAL YEAR ENDED DECEMBER 31, 1999              ----             ---
             FIRST QUARTER                               $11 1/4          4 5/8
             SECOND QUARTER                               12 3/8          8 1/4
             THIRD QUARTER                                10.0            6 3/4
             FOURTH QUATER                                7 3/4           5.0

          FISCAL YEAR ENDED DECEMBER 31, 1998
             FIRST QUARTER                                   --            --
             SECOND QUARTER                                  --            --
             THIRD QUARTER                                7 5/8           3.0
             FOURTH QUARTER                               5 7/8           4.0


         We had 373 stockholders of record of our common stock as of December 31, 1999.

DIVIDEND POLICY

         We have not paid dividends on our common stock. It is the present policy of the our Board of Directors to retain future earnings to finance the growth and development of the our business. Any future dividends will be at the discretion of the our Board of Directors and will depend upon our financial condition, capital requirements, earnings, liquidity, and other factors that our Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

         The following table contains certain selected financial data of the Company and we refer you to the more detailed consolidated financial statements and the notes thereto provided in Part IV of this Form 10K. The financial data as of and for the years ended December 31, 1999 and 1998, has been derived from the Company's consolidated financial statements, which were audited by BDO Seidman, LLP. The financial data as of and for the years ended December 31, 1997 and 1996, has been derived from the Company's consolidated financial statements, which were audited by Meredith, Cardozo, Lanz and Chiu LLP. The financial data as of and for the year ended December 31, 1995 has been derived from the Company's unaudited consolidated financial statements.

                                              Fiscal Year Ended December 31
                         ------------------------------------------------------------------------
 Statement of
Operations Data              1999           1998            1997            1996          1995
---------------          ------------   ------------     -----------    -----------   -----------
                                                                                      (unaudited)
Net Sales                $104,938,700   $105,431,200     $96,388,500    $94,256,600   $58,714,600

Net Income                    827,300      1,775,700       1,246,900      2,363,400     1,497,800

Net Income per share to
Common Shareholders -
Basic and Diluted                 .08           0.19            0.14           0.26          0.17


                                              Fiscal Year Ended December 31
                         ------------------------------------------------------------------------
Balance Sheet Data           1999           1998             1997           1996          1995
------------------       ------------   ------------     -----------    -----------   -----------
                                                                                       (unaudited)

Current Assets            $15,471,100    $16,886,600     $10,847,800     $9,951,600    $8,692,500

Current Liabilities         7,614,400      8,955,100       5,116,900      5,652,900     8,063,300

Total Assets               20,689,000     21,108,400      15,019,500     10,929,100     8,820,800

Long-Term Debt              3,337,600      3,377,100       3,428,400             --            --

Total Liabilities          10,953,000     12,363,700       8,576,300      5,842,600     6,216,400

Shareholders' Equity        9,736,000      8,744,700       6,443,200      5,086,500     2,604,400

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The accompanying discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which are included elsewhere in this Annual Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control of, include, but are not limited to, technological changes, diminished marketability of inventory, increased warranty costs, competition, recruitment and retention of technical personnel, dependence on continued manufacturer certification, dependence on certain suppliers, risks associated with the projects in which we are engaged to complete, the risks associated with our Lea ventures, and dependence on key personnel.

GENERAL

         Pacific Magtron International Corp., a Nevada corporation is an integrated solutions provider of computer-related equipment and services. The Company's primary business is the wholesale distribution of computer and related hardware components and software for personal computers to value added resellers, retailers, systems integrators, original equipment manufacturers, independent hardware and software vendors, consultants, and contractors. In May 1998, the Company formed its Frontline Network Consulting ("Frontline") division, a corporate information systems group, with the goal of serving the networking and personal computer requirements of corporate customers. In January 1999 the Company formed Lea Publishing, LLC., a California limited liability company ("Lea"), to develop, sell and license software designed to provide Internet users, resellers and providers advanced solutions and applications. The Company owns a 50% interest in Lea, which is in the development stage.

OPERATING RESULTS

         The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                                Year Ended December 31,
                                        -------------------------------------
                                          1999            1998           1997
                                          ----            ----           ----

Sales                                    100.0%          100.0%         100.0%
Cost of sales                             91.9            93.3           93.8
                                        ------          ------         ------
Gross margin                               8.1             6.8            6.2
Operating expenses                         6.5             3.8            4.0
                                        ------          ------         ------
Income from operations                     1.6             2.9            2.2
Other expense, net, excluding
 equity loss in Lea                        0.1             0.1            0.0
Equity loss in investment in Lea           0.2             0.0            0.0
Income taxes                               0.5             1.1            0.9
                                        ------          ------         ------
Net income                                 0.8%            1.7%           1.3%
                                        ======          ======         ======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Sales for the year ended December 31, 1999 were $104,938,700, a decrease of $492,500, or approximately 0.5%, compared to $105,431,200 for the year ended December 31, 1998. Approximately $4,700,700 of the sales recognized by the Company for the year ended December 31, 1999 were attributable to the Frontline division that was formed in May 1998 to serve the networking and personal computer requirements of corporate customers. Sales recognized by the Company's Frontline division were $1,524,000 for the year ended December 31, 1998. Thus, there was a decrease in sales attributable to the Company's computer products division for the year ended December 31, 1999 of $3,669,200, or approximately 4%, compared to the corresponding period of the previous year as the Company focused its efforts on improving gross margin. In addition, the uncertainty regarding the impact of the Year 2000 issue slightly depressed sales during the fourth quarter of 1999 as customers were delaying their buying decisions.

         Gross margin for the year ended December 31, 1999 was $8,483,900, an increase of $1,355,700, or 19%, compared to $7,128,200 for the year ended December 31, 1998. The gross margin as a percentage of sales increased from 6.8% for the year ended December 31, 1998 to 8.1% for the year ended December 31, 1999. This increase is primarily due to better cost controls, including participation in more vendor rebate programs, and an increased focus on marketing products with a higher gross margin. Gross margin relating to the Frontline division for the year ended December 31, 1999 was $665,800, or 14%, of Frontline's sales during the same period as compared to $163,000, or 11%, of Frontline's sales during the year ended December 31, 1998. However, since
Frontline's sales levels were relatively insignificant in relation to that of the Company's computer products group, the higher gross margin percentage earned by Frontline had only a minor effect on the overall increase in the Company's gross margin for the year ended December 31, 1999.

         Operating expenses, including selling, general, administrative and amortization of prepaid consulting fee, for the year ended December 31, 1999 were $6,801,800, an increase of $2,753,600, or 68%, compared to $4,048,200 for the year ended December 31, 1998. The noted increase is primarily a result of the hiring of additional personnel to support the expansion of the Company's Frontline business segment and establishment of the management infrastructure. In addition, the Company incurred additional expenses in 1999 in connection with the transition to a publicly traded company and a non-cash charge of $557,900 (as compared to $117,100 during the corresponding period in 1998) for the amortization of a prepaid consulting fee. As a percentage of sales, operating expenses increased to 6.5% for the year ended December 31, 1999 as compared to 3.8% for the year ended December 31, 1998 resulting from an increase in the Company's fixed cost component of operating expenses.

         Income from operations for the year ended December 31, 1999 was $1,682,100, a decrease of $1,397,900, or 45%, as compared to $3,080,000 for the year ended December 31, 1998. As a percentage of sales, income from operations decreased to 1.6% for the year ended December 31, 1999 as compared to 2.9% for the year ended December 31, 1998. This decrease was primarily due to the 68% increase in operating expenses which was marginally offset by the improved gross margin experienced for the year ended December 31, 1999.

         Interest expense for the year ended December 31, 1999 was $269,800, a decrease of $8,800, or 3%, compared to $278,600 for the year ended December 31, 1998. This decrease was due to a decrease in the balance of the Company's mortgage on its office building facility as a result of scheduled principal payments. Interest income increased from $177,400 for the year ended December 31, 1998 to $194,900 for the year ended December 31, 1999, an increase of $17,500 or 10%, which was principally due to higher market interest rates available for short- term investments in cash and cash equivalents.

         During 1999, the Company's new equity investment, Lea Publishing, LLC, incurred a $444,800 net loss, of which 50%, or $222,400, flowed through to the Company.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Sales for the year ended December 31, 1998 were $105,431,200, an increase of $9,042,700, or approximately 9%, compared to $96,388,500 for the year ended December 31, 1997. Sales increased primarily due to increased market share achieved through expanded marketing efforts by the Company's computer products group. In addition, approximately $1,524,000 of the sales earned by the Company in 1998 were attributable to the new Frontline division that was formed in May 1998 to serve the networking and personal computer requirements of corporate customers.

         Gross margin for the year ended December 31, 1998 was $7,128,200, an increase of $1,104,400, or 18%, compared to $6,023,800 for the year ended December 31, 1997. The gross margin as a percentage of sales increased from 6.2% for the year ended December 31, 1997 to 6.8% for the year ended December 31, 1998. This increase in the gross margin percentage arose primarily as a result of better cost controls and the focus on marketing product lines with a higher gross margin. The results of the Frontline division had a minimal effect on the gross margin in 1998 because Frontline was formed in May 1998 and was in the early stages of developing its customer base during the remainder of that year.

         Operating expenses, including selling, general administrative and amortization of prepaid consulting fee, for the year ended December 31, 1998 were $4,048,200, an increase of $196,600, or 5%, compared to $3,851,600 for the year ended December 31, 1997. The noted increase is primarily a result of the expansion of the Company's business, including the ramp- up of the Company's Frontline division during 1998. In addition, the Company incurred additional expenses in 1998, including a non-cash charge of $117,100 for the amortization of a prepaid consulting fee, in connection with the transition to an active publicly traded company. The noted increase is somewhat offset by a decrease in compensation expense to officers as no bonuses were paid to the officers of the Company in 1998 while $500,000 of bonuses were paid to the officers of the Company in 1997. As a percentage of sales, operating expenses decreased to 3.84%in the year ended December 31, 1998 as compared to 4.00% in the year ended December 31, 1997 reflecting a better absorption of the fixed cost component of operating expenses.

         Income from operations for the year ended December 31, 1998 was $3,080,000 an increase of $907,800, or 42%, as compared to $2,172,200 for the year ended December 31, 1997. As a percentage of sales, income from operations increased to 2.92% for the year ended December 31, 1998 as compared to 2.25% for the year ended December 31, 1997. This increase was primarily due to normal business growth and the addition of higher margin product lines which resulted in higher gross margin (as a percentage of sales and in absolute dollars) and a better absorption of the fixed cost component of operating expenses.

         Interest expense for the year ended December 31, 1998 was $278,600, an increase of $40,000 or 17%, compared to $238,600 for the year ended December 31, 1997. This increase was due to an entire year of mortgage interest paid in 1998 for the Company's new office building which was purchased during 1997. Interest income increased from $158,800 for the year ended December 31, 1997 to $177,400 for the year ended December 31, 1998, an increase of $18,600, or 12%, which was principally due to better cash management.

UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for 1999 and 1998 is as follows:

                                                  Quarter
                            ----------------------------------------------------

1999                            First         Second         Third       Fourth
                                -----         ------         -----       ------
Sales                       $26,580,300   $24,042,400   $28,505,700  $25,810,300
Gross profit                  1,901,500     1,916,200     2,190,900    2,475,300
Net income                       92,900        72,200       266,600      395,600
Basic and diluted earnings
 per common share (1)             $0.01         $0.01         $0.03        $0.04

                                                   Quarter
                            ----------------------------------------------------

1998                           First         Second         Third       Fourth
                               -----         ------         -----       ------
Sales                       $25,111,400   $23,704,000   $29,106,600  $27,509,200
Gross profit                  1,382,300     1,742,700     2,099,700    1,903,500
Net income                      342,200       503,300       631,200      299,000
Basic and diluted earnings
 per common share (1)             $0.04         $0.06         $0.06        $0.03

----------
(1) Earnings per share are computed independently for each of the quarters presented. The sum of the quarterly earnings per share in 1999 does not equal the total computed for the year due to rounding.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through cash generated by operations and borrowings under its floor plan inventory loans.

         At December 31, 1999, the Company had consolidated cash and cash equivalents totaling $4,416,300 and working capital of $7,856,700. At December 31, 1998, the Company had consolidated cash and cash equivalents totaling $3,197,100 and working capital of $7,931,500.

         Net cash provided by operating activities for the year ended December 31, 1999 was $3,582,800, which principally reflected the decrease in inventories, the non-cash consulting fee expense, and the net income for the year, which was partially offset by an increase in accounts receivable and a decrease in accounts payable. The decrease in inventories was due primarily to the Company's focus on improving its inventory turnover by balancing the inventory product mix and levels in relation to customer orders with favorable vendor terms and programs. Net cash used in operating activities for the year ended December 31, 1998 was $2,191,300, which reflected the net effect of increases in accounts receivable and inventories that were partially offset by an increase in accounts payable and the net income for the year.

         Net cash used in investing activities was $1,498,100 for the year ended December 31, 1999, primarily reflecting cash of $775,900 used for improvements to the building owned and occupied by the Company to support the Company's expanding workforce as well as a $500,000 deposit made in Rising Edge, a co-owner with the Company of Lea. In addition, the Company invested $222,400 in 1999 in its 50% equity investment in Lea. Net cash used in investing activities for the year ended December 31, 1998 was $91,000, primarily resulting from the issuance of an additional note receivable to a principal shareholder.

         Net cash used in financing activities was $865,500 for the year ended December 31, 1999, primarily from the decrease in floor plan inventory loans, as well as payment of the mortgage loans for the Company's facility. As of December 31, 1999, the Company had available financing in the form of a $7.0 million floor plan inventory loan (including a fully used sub-limit of $1.0 million standby letter of credit) which is collateralized by the inventory purchased and any proceeds from the sale of the inventory. The outstanding balance of the floor plan inventory loan at December 31, 1999 was $1,482,900 and the loan is subject to 45-day repayment terms, at which time interest begins to accrue at the prime rate (8.5% at December 31, 1999). Net cash provided by financing activities was $2,216,500 for the year ended December 31, 1998, primarily from the increase in the floor plan inventory loans, which was partially offset by payment of the mortgage loans for the office facility.

         As of December 31, 1999, the Company's material commitments for capital expenditures consisted of an estimated additional $250,000 investment in its 50% equity interest in Lea Publishing, LLC. In addition, as of December 31, 1999, the Company has made a $500,000 deposit on an investment in 25% of the common stock of Rising Edge Technologies, the other 50% owner of Lea Publishing, LLC. The investment in Rising Edge is contingent upon the execution of all legal documents and consent by the government of Taiwan.

         The Company believes that the cash flow from operations and borrowing available under its $7.0 million inventory floor plan loan will satisfy the Company's anticipated requirements for working capital through at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

YEAR 2000 DISCLOSURE

         We experienced no significant disruptions in mission critical information technology and non-information technology systems with respect to the Year 2000 date change. We are not aware of any material problem resulting from Year 2000 issues, either with our products, our internal systems or products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure any latent risks that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to one of our bank loans with a $2,453,700 balance at December 31, 1999 which bears fluctuating interest based on the bank's 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements, together with related notes and the reports of BDO Seidman, LLP and Meredith, Cardozo, Lanz & Chiu LLP, independent certified public accountants, are set forth hereafter. Other required financial information and schedules are set forth herein, as more fully described in Item 14 herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         As indicated in the following table, the information required to be presented in Part III of this report is hereby incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting to be prepared in accordance with Schedule 14A and filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

               MATERIAL IN PROXY STATEMENT FOR 2000 ANNUAL MEETING
                    THAT IS INCORPORATED HEREIN BY REFERENCE

    Item
     No.                                        Proxy Statement Caption
    ----                                        -----------------------

    10   Directors and Executive Officers      "Directors and Executive
         of the Registrant                      Officers"

    11   Executive Compensation                "Executive Compensation"

    12   Security Ownership and Certain        "Security Ownership of Principal
         Beneficial Owners and Management        Stockholders and Management"

    13   Certain Relationships and Related     "Certain Transactions"
         Transaction

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                     Page or
                                                                Method of Filing
                                                                ----------------
(a)  FINANCIAL STATEMENTS

     (1)  Report of BDO Seidman, LLP                              Filed herewith
     (2)  Report of Meredith, Cardozo, Lanz & Chiu, LLP

     (3)  Consolidated  Financial  Statements  and Notes          Filed herewith
          thereto of the Company including  Consolidated
          Balance  Sheets as of  December  31,  1999 and
          1998 and related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for each of the years in the three year period ended December 31, 1999.

(c)  EXHIBITS

        Exhibit                                                     Page or
         Number                Description                      Method of Filing
         ------                -----------                      ----------------
           3-A     Certificate of Incorporation, as amended
           3-B     Bylaws
           4-A     Specimen Stock Certificate
           24-A    Power of Attorney of Theodore S. Li                  *
           24-B    Power of Attorney of Hui Cynthia Lee                 *
           24-C    Power of Attorney of Betty Li                        *
           24-D    Power of Attorney of Jey Hsin Yao                    *
           24-E    Power of Attorney of Hank C. Ta                      *
           24-F    Power of Attorney of Lumin Hu, PhD                   *
           26      1998 Stock Option Plan                              **
           27      Financial Data Schedule                              *

----------
*   Filed herewith
** Filed with the Registration Statement on Form 10-12G filed with the Commission on January 20, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2000.


                                        PACIFIC MAGTRON INTERNATIONAL,
                                        CORP., a Nevada corporation


                                        By /s/ Theodore S. Li
                                           -------------------------------------
                                           Theodore S. Li
                                           President and
                                           Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       SIGNATURE                        TITLE                       DATE


/s/ Theodore S. Li                President, Chief Executive      March 30, 2000
----------------------------      Officer, Treasurer and Director
Theodore S. Li


/s/ Hui "Cynthia" Lee             Director and Secretary          March 30, 2000
----------------------------
Hui "Cynthia" Lee



/s/ Betty Li                      Director                        March 30, 2000
----------------------------
Betty Li


/s/ Jey Hsin Yao                  Director                        March 30, 2000
----------------------------
Jey Hsin Yao



/s/ Hank C. Ta                    Director                        March 30, 2000
----------------------------
Hank C. Ta



/s/ Limin Hu, PhD                 Director                        March __, 2000
----------------------------
Limin Hu, PhD

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                                    CONTENTS


    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     F-2

    CONSOLIDATED FINANCIAL STATEMENTS
      Consolidated balance sheets                                          F-4
      Consolidated statements of income                                    F-6
      Consolidated statements of shareholders' equity                      F-7
      Consolidated statements of cash flows                                F-8
      Notes to consolidated financial statements                           F-9
    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                        F-26

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Pacific Magtron International Corp.

We have audited the accompanying consolidated balance sheets of Pacific Magtron International Corp. and subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. We have also audited Schedule II - Valuation and Qualifying Accounts as of and for the years ended December 31, 1999 and 1998. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The consolidated financial statements and schedule of the Company for the year ended December 31, 1997 were audited by Meredith, Cardozo, Lanz & Chiu LLP, whose practice has been combined with our Firm and whose report dated August 20, 1998 expressed an unqualified opinion on those statements and schedule.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Magtron International Corp. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule referred to above presents fairly, in all material respects, the information set forth therein as of and for the years ending December 31, 1999 and 1998.


/s/ BDO Seidman, LLP

San Jose, California
February 11, 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Pacific Magtron International Corp.

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Pacific Magtron International Corp. and subsidiary (the Company) for the year ended December 31, 1997. We have also audited Schedule II - Valuation and Qualifying Accounts as of and for the year ended December 31, 1997. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pacific Magtron International Corp. and subsidiary for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule referred to above presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 1997.


/s/ Meredith, Cardozo, Lanz & Chiu LLP

Milpitas, California
August 20, 1998

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS


December 31,                                              1999          1998
------------                                           -----------   -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Note 10)                  $ 4,416,300   $ 3,197,100
  Accounts receivable, net of allowance for
    doubtful accounts of $150,000 in both
    1999 and 1998 (Note 2 and 10)                        6,608,600     6,321,800
  Inventories (Note 5)                                   3,811,200     6,390,300
  Prepaid expenses and other current assets                314,800       548,000
  Notes and interest receivable from
    shareholders (Note 2)                                  223,600       268,100
  Deferred income taxes (Note 6)                            96,600       161,300
                                                       -----------   -----------
TOTAL CURRENT ASSETS                                    15,471,100    16,886,600

PROPERTY, PLANT AND EQUIPMENT, net (Notes 3 and 4)       4,625,900     4,038,000

DEPOSITS AND OTHER ASSETS (Note 13)                        592,000       183,800

INVESTMENT IN LEA PUBLISHING (Note 13)                          --            --
                                                       -----------   -----------
                                                       $20,689,000   $21,108,400
                                                       ===========   ===========

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS


December 31,                                              1999          1998
------------                                           -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable (Note 4)            $    47,300   $    51,200
  Floor plan inventory loans (Note 5)                    1,482,900     2,305,000
  Accounts payable                                       5,811,600     6,460,300
  Accrued expenses                                         272,600       138,600
                                                       -----------   -----------
TOTAL CURRENT LIABILITIES                                7,614,400     8,955,100

NOTES PAYABLE, less current portion (Note 4)             3,337,600     3,377,100

DEFERRED INCOME TAXES (Note 6)                               1,000        31,500
                                                       -----------   -----------
TOTAL LIABILITIES                                       10,953,000    12,363,700
                                                       -----------   -----------

COMMITMENTS AND CONTINGENCIES
(Notes 4, 5, 7, 8, 9, 10 and 13)

SHAREHOLDERS' EQUITY (Note 11):
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding                --            --

  Common stock, $0.001 par value; 25,000,000 shares
    authorized; 10,100,000 shares issued and
    outstanding at December 31, 1999 and 1998               10,100        10,100
  Additional paid-in capital                             1,463,100     1,299,100
  Retained earnings                                      8,262,800     7,435,500
                                                       -----------   -----------
TOTAL SHAREHOLDERS' EQUITY                               9,736,000     8,744,700
                                                       -----------   -----------
                                                       $20,689,000   $21,108,400
                                                       ===========   ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                        CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,                                           1999             1998             1997
------------------------                                       -------------    -------------    -------------
SALES (Notes 2 and 10)                                         $ 104,938,700    $ 105,431,200    $  96,388,500

COST OF SALES (Note 8)                                            96,454,800       98,303,000       90,364,700
                                                               -------------    -------------    -------------
GROSS MARGIN                                                       8,483,900        7,128,200        6,023,800
                                                               -------------    -------------    -------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Non-cash amortization of pre-paid consulting fee (Note 11)         557,900          117,100               --
  Other selling, general and administrative expenses               6,243,900        3,931,100        3,851,600
                                                               -------------    -------------    -------------
TOTAL OPERATING EXPENSES                                           6,801,800        4,048,200        3,851,600
                                                               -------------    -------------    -------------
INCOME FROM OPERATIONS                                             1,682,100        3,080,000        2,172,200
                                                               -------------    -------------    -------------
OTHER EXPENSE (INCOME):
  Interest income on shareholder notes (Note 2)                      (11,200)          (8,100)         (10,800)
  Interest income                                                   (183,700)        (169,300)        (148,000)
  Interest expense                                                   269,800          278,600          238,600
  Equity in loss in investment in Lea Publishing
    (Note 13)                                                        222,400               --               --
  Other                                                                   --               --           (1,600)
                                                               -------------    -------------    -------------
TOTAL OTHER EXPENSE                                                  297,300          101,200           78,200
                                                               -------------    -------------    -------------
INCOME BEFORE INCOME TAXES                                         1,384,800        2,978,800        2,094,000

INCOME TAXES (Note 6)                                                557,500        1,203,100          847,100
                                                               -------------    -------------    -------------
NET INCOME                                                     $     827,300    $   1,775,700    $   1,246,900
                                                               =============    =============    =============
Basic and diluted earnings per share                           $        0.08    $        0.19    $        0.14
                                                               =============    =============    =============
Basic weighted average common shares outstanding                  10,100,000        9,503,300        8,988,500

Stock options                                                        108,700           33,200               --
                                                               -------------    -------------    -------------
Diluted weighted average common shares outstanding                10,208,700        9,536,500        8,988,500
                                                               =============    =============    =============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                       Common Stock         Additional
                                  -----------------------    Paid-in      Retained
                                    Shares       Amount      Capital      Earnings      Total
                                  ----------   ----------   ----------   ----------   ----------
BALANCES, January 1, 1997          8,936,373   $    9,000   $  621,300   $4,412,900   $5,043,200

Issuance of common stock in
  debt conversion (Note 11)           63,627           --      153,100           --      153,100

NET INCOME                                --           --           --    1,246,900    1,246,900
                                  ----------   ----------   ----------   ----------   ----------
BALANCES, December 31, 1997        9,000,000        9,000      774,400    5,659,800    6,443,200

Issuance of common stock in
  connection with reverse
  merger (Note 1)                  1,000,000        1,000       13,800           --       14,800

Issuance of common stock for
  consulting services (Note 11)      100,000          100      510,900           --      511,000

NET INCOME                                --           --           --    1,775,700    1,775,700
                                  ----------   ----------   ----------   ----------   ----------
BALANCES, December 31, 1998       10,100,000       10,100    1,299,100    7,435,500    8,744,700

Final valuation of common stock
issued for consulting
services (Note 11)                        --           --      164,000           --      164,000

NET INCOME                                --           --           --      827,300      827,300
                                  ----------   ----------   ----------   ----------   ----------
BALANCES, December 31, 1999       10,100,000   $   10,100   $1,463,100   $8,262,800   $9,736,000
                                  ==========   ==========   ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended December 31,                                        1999           1998           1997
------------------------                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                 $   827,300    $ 1,775,700    $ 1,246,900
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                              187,400        131,900        128,000
      Gain on sale of property and equipment                      (2,200)            --             --
      Provision for doubtful accounts                            457,500         46,300        299,000
      Equity in loss in investment in Lea Publishing             222,400             --             --
      Deferred income taxes                                       34,200        (33,100)        23,300
      Amortization of prepaid consulting fee                     557,900        117,100             --
      Changes in operating assets and liabilities, net of
        assets acquired and liabilities assumed:
          Accounts receivable                                   (744,300)    (1,265,200)    (1,283,600)
          Inventories                                          2,579,100     (4,323,500)       614,000
          Prepaid expenses and other current assets              (21,800)      (209,500)       (85,600)
          Accounts payable                                      (648,700)     1,522,200       (100,400)
          Accrued expenses                                       134,000         46,800       (429,500)
                                                             -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            3,582,800     (2,191,300)       412,100
                                                             -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in purchase of business                               --         15,900             --
  Cash received on sale of property and equipment                  2,800             --             --
  Notes and interest receivable from shareholders                 44,500        (63,800)       (10,800)
  Investment in Lea Publishing                                  (222,400)            --             --
  Deposits and other assets                                     (547,100)        12,000        623,800
  Acquisition of property and equipment                         (775,900)       (55,100)      (599,400)
                                                             -----------    -----------    -----------
NET CASH USED IN (PROVIDED BY) INVESTING ACTIVITIES           (1,498,100)       (91,000)        13,600
                                                             -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in floor plan inventory loans         (822,100)     2,256,600        (46,100)
  Payment of loan fee                                                 --             --        (42,000)
  Principal payments on SBA loan                                 (25,300)       (23,500)       (18,100)
  Principal payments on bank loan                                (18,100)       (16,600)       (11,500)
                                                             -----------    -----------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (865,500)     2,216,500       (117,700)
                                                             -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1,219,200        (65,800)       308,000

CASH AND CASH EQUIVALENTS, beginning of year                   3,197,100      3,262,900      2,954,900
                                                             -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                       $ 4,416,300    $ 3,197,100    $ 3,262,900
                                                             ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT THE COMPANY ACCOUNTING POLICIES

Pacific Magtron International Corp. (formerly Wildfire Capital Corporation, a publicly traded shell corporation) (the Company), a Nevada Corporation, was incorporated on January 8, 1996.

On July 17, 1998 the Company completed the acquisition of 100% of the outstanding common stock of Pacific Magtron, Inc. (PMI), in exchange for 9,000,000 shares of the Company's common stock. For accounting purposes, the acquisition has been treated as the acquisition of the Company by PMI with PMI as the acquiror (reverse acquisition). The historical financial statements prior to July 17, 1998 are those of PMI. Since the Company prior to the reverse acquisition was a public shell corporation with no significant operations, pro-forma information giving effect to the acquisition is not presented. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of PMI. The shares held by the shareholders of the Company prior to the acquisition (1,000,000 shares after reflecting a three for two reverse stock split effected by the Company immediately prior to the acquisition) have been recognized as if they were issued in connection with the acquisition of the Company by PMI.

PMI, a California corporation, was incorporated on August 11, 1989. PMI's principal activity consists of importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States.

In May 1998, the Company formed its Frontline Network Consulting (Frontline) division, a corporate information systems group that serves the networking and personal computer requirements of corporate customers.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CONSOLIDATION AND UNCONSOLIDATED INVESTEES

The accompanying consolidated financial statements include the accounts of Pacific Magtron International Corp. and its wholly-owned subsidiary, Pacific Magtron Incorporated. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investments in companies in which financial ownership is at least 20%, but less than a majority of the voting stock, are accounted for using the equity method.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments having original maturities of 90 days or less to be cash equivalents.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management's control.

INVENTORIES

Inventories, consisting primarily of finished goods, are stated at the lower of cost (moving weighted average method) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the related estimated useful lives, as follows:

Building and improvements                                               39 years
Furniture and fixtures                                                   7 years
Computers and equipment                                                  5 years
Automobiles                                                              5 years

LOAN ORIGINATION FEES

Other assets include loan origination fees that are being amortized on a method which approximates the interest method.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REVENUE RECOGNITION

The Company recognizes sales upon shipment provided no significant obligations remain and collectibility is probable. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Service revenues relating to services performed by the Company's Frontline division are recognized as earned based upon contract terms, which is generally as the service is performed.

WARRANTY REPAIRS

The Company is principally a distributor of numerous electronics products, for which the original equipment manufacturer is responsible and liable for product repairs and service. However, the Company does warrant its services with regards to products configured for its customers and products built to order from purchased components, and provides for the estimated costs of fulfilling these warranty obligations at the time the related revenue is recorded. Historically, warranty costs have been insignificant.

INCOME TAXES

The Company reports income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits are subject to a valuation allowance when management believes it is more likely than not that the deferred tax assets will not be realized.

LONG-LIVED ASSETS

The Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its estimated fair value.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

*    CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE:

     The carrying amount reported in the balance sheet for these items approximates fair value because of the short maturity of these instruments.

*    LONG-TERM DEBT:

     The fair value of long-term debt is estimated based on current interest rates available to the Company for debt instruments with similar terms and remaining maturities.

*    NOTES RECEIVABLES FROM SHAREHOLDERS:

     The fair value of the notes receivable from shareholders is estimated based on current interest rates available to the Company for investments with similar terms and remaining maturities.

     As of December 31, 1999 and 1998, the fair values of the Company's financial instruments approximate their historical carrying amounts.

EARNINGS PER SHARE

During 1998, the Company adopted the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECLASSIFICATION

Certain 1997 financial statement amounts have been reclassified to conform to the 1999 and 1998 presentation.

2. RELATED PARTY RECEIVABLES

As of December 31, 1999 and 1998, notes receivable from two officer shareholders aggregated $180,000 and $235,700, respectively. These notes bear interest at 5% and are unsecured. Principal and interest are due on April 19, 2000. The accrued interest receivable pertaining to these notes was $43,600 and $32,400 as of December 31, 1999, and 1998, respectively.

During 1999 and 1998, the Company recognized $724,000 and $470,500 in sales revenues from a company owned by a member of the Board of directors of the Company. Included in accounts receivable as December 31, 1999 and 1998 is $494,200 and $179,000 due from this related customer.

3. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of December 31, 1999, and 1998 follows:

December 31,                                              1999          1998
------------                                           ----------    ----------
Building and improvements (Note 4)                     $3,240,300    $2,827,400
Land                                                    1,158,600     1,158,600
Furniture and fixtures                                    337,500       228,900
Computers and equipment                                   243,600        68,800
Automobiles                                               164,900        91,000
                                                       ----------    ----------
                                                        5,144,900     4,374,700

Less accumulated depreciation                             519,000       336,700
                                                       ----------    ----------
                                                        4,625,900    $4,038,000
                                                       ==========    ==========

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. NOTES PAYABLE

In 1997, the Company obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (6.25% as of December 31, 1999) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration (SBA) loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and is secured by the underlying property.

Under the bank loan, the Company is required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio and net income on an annual basis. As of December 31, 1999, the Company was in compliance with all debt covenants.

The balances of the notes as of December 31, 1999 and 1998 are as follows:

                                                          1999          1998
                                                       ----------    ----------
Bank loan                                              $2,453,700    $2,471,800
SBA loan                                                  931,200       956,500
                                                       ----------    ----------
                                                        3,384,900     3,428,300
Less current portion                                       47,300        51,200
                                                       ----------    ----------
                                                       $3,337,600    $3,377,100
                                                       ==========    ==========

The aggregate amount of future maturities for notes payable are as follows:

Years ending December 31,                                              Amount
-------------------------                                            ----------
2000                                                                 $   47,300
2001                                                                     51,400
2002                                                                     55,900
2003                                                                     60,700
2004                                                                     66,100
Thereafter                                                            3,103,500
                                                                     ----------
                                                                     $3,384,900
                                                                     ==========

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

The Company has a $7 million (including a $1 million letter of credit sub-limit) auto-renewing floor plan inventory loan available from a financial institution which is collateralized by the purchased inventory and any proceeds from its sale or disposition. The $1 million letter of credit is being maintained as security for inventory purchased on terms from vendors in Taiwan and requires an annual commitment fee of $15,000. Borrowings under the floor plan line total $1,482,900 and $2,305,000 as of December 31, 1999 and 1998 and are subject to 45 day repayment terms, at which time interest begins to accrue at the prime rate (8.50% as of December 31, 1999).

6. INCOME TAXES

For the years ended December 31, 1999, 1998 and 1997, income tax expense (benefit) comprises:

1999                                      Current       Deferred       Total
----                                    ----------     ---------     ----------
FEDERAL                                 $  409,800     $  32,600     $  442,400
STATE                                      113,500         1,600        115,100
                                        ----------     ---------     ----------
                                        $  523,300     $  34,200     $  557,500
                                        ==========     =========     ==========

1998                                      Current       Deferred       Total
----                                    ----------     ---------     ----------
Federal                                 $  964,900     $ (31,300)    $  933,600
State                                      271,300        (1,800)       269,500
                                        ----------     ---------     ----------
                                        $1,236,200     $ (33,100)    $1,203,100
                                        ==========     =========     ==========

1997                                      Current       Deferred       Total
----                                    ----------     ---------     ----------
Federal                                 $  627,900     $  30,800     $  658,700
State                                      195,900        (7,500)       188,400
                                        ----------     ---------     ----------
                                        $  823,800     $  23,300     $  847,100
                                        ==========     =========     ==========

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summarizes the differences between the income tax expense and the amount computed by applying the Federal income tax rate of 34% in 1999, 1998 and 1997 to income before income taxes:

Year ending December 31,                        1999         1998        1997
------------------------                      ---------   ----------   ---------
Federal income tax at statutory rate          $ 470,800   $1,012,800   $ 712,000
State income taxes, net of federal benefit       86,700      190,300     135,100
                                              ---------   ----------   ---------
                                              $ 557,500   $1,203,100   $ 847,100
                                              =========   ==========   =========

Deferred tax assets and liabilities as of December 31, 1999 and 1998 were comprised of the following:

                                                          1999          1998
                                                        ---------     ---------
Deferred tax assets:
State income taxes                                      $  38,400     $  93,500
Reserves not currently deductible                          56,500        61,800
Accrued compensation and benefits                           1,700         6,000
                                                        ---------     ---------
                                                        $  96,600     $ 161,300
                                                        =========     =========
Deferred tax liabilities:
Accumulated depreciation                                $   1,000     $  31,500
                                                        ---------     ---------
                                                        $   1,000     $  31,500
                                                        =========     =========

7. LEASE COMMITMENTS

During 1999, 1998 and 1997, the Company leased two automobiles under operating leases which terminated in March 1999.

Total rent expense for the years ended December 31, 1999, 1998 and 1997 was $5,500, $29,700 and $47,900, respectively.

8. MAJOR VENDORS

One vendor accounted for approximately 20%, 18% and 20% of the total purchases for the years ended December 31, 1999, 1998 and 1997, respectively. During the years ended December 31, 1999 and 1998, one additional vendor located in Taiwan accounted for approximately 11% and 13% of total purchases. No other vendors account for more than 10% of purchases for any period presented. Management believes other vendors could supply similar products on comparable terms. A change in suppliers, however, could cause a delay in availability of products and a possible loss of sales, which could affect operating results adversely.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. EMPLOYEE BENEFIT PROGRAM-401(K) PLAN

The Company has a 401(k) plan (the Plan) for its employees. The Plan is available to all employees who have reached the age of twenty-one and who have completed three months of service with the Company. Under the Plan, eligible employees may defer a portion of their salaries as their contributions to the Plan. Company contributions are discretionary, subject to statutory maximum levels. Contributions to the Plan totaled $27,300, $12,800 and $14,300, for the years ended December 31, 1999, 1998 and 1997, respectively.

10. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions. As of December 31, 1999 and 1998, the Company had deposits at one financial institution which aggregated $4,094,600 and $3,029,400, respectively. As of December 31, 1999 the Company had deposits amounting to $257,400 at an additional financial institution. Such funds are insured by the Federal Deposit Insurance Company up to $100,000.

A significant portion of the Company's revenues and accounts receivable are derived from sales made primarily to unrelated companies in the computer industry and related fields principally throughout the United States and as well as some foreign countries, including Canada, the United Kingdom, France, Russia and Israel. For the years ended December 31, 1999, 1998 and 1997, no individual customer or foreign country comprised more than 10% of sales. The Company believes any risk of accounting loss is significantly reduced due to the use of various levels of credit insurance, diversity in customers, geographic sales areas and the Company extending credit based on established limits or terms. The Company performs credit evaluations of its customers' financial condition whenever necessary, and generally does not require cash collateral.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. CAPITAL STOCK

DEBT CONVERSION

In 1997, the two shareholders/officers of PMI converted their loans in the amount of $153,100 into 21,360 shares of PMI's common stock (equivalent to 63,627 shares of the Company's common stock after giving effect to the recapitalization described in Note 1), based on the fair value of PMI, as determined by PMI's board of directors, at the time of conversion.

CONSULTING AGREEMENT

On July 17, 1998 the Company issued 100,000 restricted shares of its common stock to an unrelated party under terms of a consulting agreement. Under the agreement, if the services were provided, the shares were to vest 50% on July 17, 1999 and 50% on July 17, 2000. If the services were not provided as required, the consultant was to forfeit those shares not vested. The Company accounted for this transaction in accordance with Emerging Issues Task Force
(EITF) No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". During 1999, the Company and the consultant periodically discussed the level and type of services required in order for the shares to vest under the consulting agreement. This discussion led to a postponement of the scheduled July 17, 1999 vesting date. After further discussions, the Board of Directors of the Company determined that no further performance was required by the consultant under the agreement and deemed the entire 100,000 shares vested on September 17, 1999, resulting in a measurement date and final valuation of these shares of $675,000.

STOCK OPTION PLAN

On July 16, 1998 the Company adopted the 1998 Stock Option Plan and reserved 1,000,000 shares of Common Stock for issuance under the Plan.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Activity under the Plan is as follows:

                                                                                   Weighted-
                                                         Weighted                   Average
                                Shares                    Average     Weighted-    Remaining
                               Available     Options     Exercise      Average    Contractual
                               for Grant   Outstanding     Price     Fair Value      Life
                              ----------    ---------    ---------    ---------    ---------
July 16, 1998                  1,000,000           --    $      --    $      --           --

Conversion of PMI options
  (granted in March 1998)
  to Plan options                (75,400)      75,400         2.42         4.43

Options granted in
  November 1998                 (101,400)     101,400         4.00         1.67
                              ----------    ---------    ---------    ---------    ---------
Balances, December 31, 1998      823,200      176,800         3.33         2.85    4.7 Years

Options forfeited                 19,500      (19,500)        3.33         2.85           --

Options granted in
  December 1999                  (40,000)      40,000         5.00         2.27           --
                              ----------    ---------    ---------    ---------    ---------
Balances, December 31, 1999      802,700      197,300    $    3.67    $    2.73    3.9 Years
                              ==========    =========    =========    =========    =========

The following table summarizes information about stock options outstanding as of December 31, 1999:

                       Options Outstanding                  Options Exercisable
            ----------------------------------------   ------------------------------
                          Weighted
              Number       Average
            Outstanding   Remaining      Weighted          Number         Weighted
Exercise      as of      Contractual     Average       Exercisable as     Average
 Price      12/31/1999      Life      Exercise Price   of 12/31/1999   Exercise Price
 -----      ----------      ----      --------------   -------------   --------------
 $ 2.42       67,100      3.5 Years       $ 2.42           16,000          $ 2.42
 $ 4.00       90,200      4.1 Years       $ 4.00           21,500          $ 4.00
 $ 5.00       40,000      3.9 Years       $ 5.00               --          $ 5.00
             -------                                      -------
             197,300                                       37,500
             =======                                      =======

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Under the terms of the Plan, options are exercisable as determined by the Board of Directors on the date of grant and expire from four to five years from the date of grant. The Company applies Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plan. Under APB Opinion No. 25, because the exercise price of the Company stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation cost is recognized.


FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 1999 and 1998: no dividend yield; expected volatility of 61% and 54%; risk-free interest rates of 5.9% and 5.7%; and expected lives of three years for all plan options.


Under the accounting provisions of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Year ending December 31,                                   1999          1998
------------------------                                ----------    ----------
Net income:

      As reported                                       $  827,300    $1,775,700
                                                        ==========    ==========
      Pro forma                                         $  719,000    $1,694,800
                                                        ==========    ==========
Basic and diluted earnings per share:

      As reported                                       $     0.08    $     0.19
                                                        ==========    ==========
      Pro forma                                         $     0.07    $     0.18
                                                        ==========    ==========

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. STATEMENTS OF CASH FLOWS

Cash was paid during the years ended December 31, 1999, 1998 and 1997 for:

Years ending December 31,                      1999         1998         1997
-------------------------                   ----------   ----------   ----------
Income taxes                                $  447,000   $1,242,500   $1,345,400
                                            ==========   ==========   ==========
Interest                                    $  269,800   $  278,600   $  238,600
                                            ==========   ==========   ==========

As discussed in Note 11, non cash financing activities in 1999 and 1998 resulted from the issuance of 100,000 shares of its common stock to an unrelated party under the terms of a consulting agreement.


As discussed in Note 11, non-cash financing activities in 1997 resulted from the conversion of shareholder notes in the amount of $153,100.

As discussed in Note 4, non-cash investing and financing activities in 1997 resulted from obtaining financing of $3,498,000 for the purchase of the Company's office facility and applying a deposit made in 1996 to the purchase price.

13. EQUITY INVESTMENT

In May 1999, the Company and Rising Edge Technologies, Ltd., a corporation based in Taiwan ("Rising Edge"), entered into an Operating Agreement with LEA Publishing, LLC, a California limited liability company ("LEA") formed in January 1999. The objective of LEA is to provide internet users, resellers and providers advanced solutions and applications. LEA is developing various software products. The Company and Rising Edge each own a 50% interest in LEA. The brother of a director, officer and principal shareholder of the company is also a director, officer and the sole shareholder of Rising Edge. The Company is accounting for its investment in LEA by the equity method whereby 50% of the equity interest in the net income or loss of LEA flows through to the Company.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In November 1999, LEA entered into a software development contract with Rising Edge which calls for the development of certain internet software for a $940,000 fee. Of this amount, the contract specifies that $440,000 shall be applied to services performed in 1999 and $500,000 shall be applied to services to be performed in 2000. Included in prepaid expenses and other current assets at December 31, 1999 is $250,000 advanced directly to Rising Edge by the Company, representing the Company's portion of the software development fees for 2000. For the year ended December 31, 1999, the Company's equity loss in its investment in LEA was $222,400.

In November 1999, the Company also advanced $500,000 to Rising Edge as a deposit on a 25% ownership interest in Rising Edge common stock. The investment is contingent upon the execution of a Share Purchase Agreement and consent by the government of Taiwan. Once this investment is finalized, the Company will have 62.5% combined direct and indirect ownership interest in LEA, which will then require the consolidation of LEA with the Company. At December 31, 1999, the $500,000 deposit on the investment in Rising Edge is included in deposits and other assets.

14. SEGMENT INFORMATION - (UNAUDITED)

The Company has three reportable segments: PMI, Frontline and LEA. PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various customers throughout the United States. Frontline serves the networking and personal computer requirements of corporate customers. LEA is developing advanced solutions and applications for internet users, resellers and providers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss before income taxes, not including nonrecurring gains or losses. Intersegment transfers between PMI and Frontline have been insignificant. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

On March 17, 2000, the Company's $500,000 deposit on an investment in Rising Edge (Note 13) was refunded due to the uncertainty as to when and if this investment will be finalized.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table presents information about reported segment profit or loss and segment assets for the year ended December 31, 1999:

                                         PMI        Frontline         LEA          Totals
                                     ------------  -------------   ----------   -------------
Revenues from external customers     $100,238,000  $ 4,700,700(1)  $            $ 104,938,700
Interest income                           194,900           --             --         194,900
Interest expense                          269,800           --             --         269,800
Depreciation and amortization             180,100        7,300             --         187,400
Segment income or (loss)
  before income taxes                   1,572,400       49,800       (444,800)      1,177,400
Equity in loss in investment in LEA            --           --       (222,400)      (222,400)
Segment assets                         18,865,000    2,046,400             --      20,911,400
Expenditures for segment assets           706,600       69,300             --         775,900

The following table presents information about reported segment profit or loss and segment assets for the year ended December 31, 1998:

                                          PMI        Frontline         Totals
                                      ------------   ----------     ------------
Revenues from external customers      $103,907,200   $1,524,000(1)  $105,431,200
Interest income                            177,400           --          177,400
Interest expense                           278,600           --          278,600
Depreciation and amortization              131,400          500          131,900
Segment income before income taxes       2,957,700       21,100        2,978,800
Segment assets                          20,200,200      908,200       21,108,400
Expenditures for segment assets             48,100        7,000           55,100

(1) Includes service revenues of $241,800 and $115,600 in 1999 and 1998, respectively.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following is a reconciliation of reportable segment income before income taxes and total assets to the Company's consolidated totals:

                                                         1999           1998
                                                      -----------    -----------
Income before Income Taxes:
Total income before income taxes for
  reportable segments                                 $ 1,777,400    $ 2,978,800
Rising edge equity in loss in investment in LEA           222,400             --
Other losses                                              (15,000)            --
                                                      -----------    -----------
Consolidated income before income taxes               $ 1,384,800    $ 2,978,800
                                                      ===========    ===========
Assets:
Total assets for reportable segments                  $20,911,400    $21,108,400
Other assets                                              502,400             --
Elimination of receivables from
  corporate headquarters                                 (724,800)            --
                                                      -----------    -----------
Consolidated total assets                             $20,689,000    $21,108,400
                                                      ===========    ===========

The total of reportable segment revenues equals the Company's consolidated revenues in 1999 and 1998. There were no reportable segments during the year ended December 31, 1997.

15. SUBSEQUENT EVENT

On January 20, 2000, the Company acquired in a private placement 485,900 shares of convertible preferred stock of a nonpublic company, ClickRebates.com, for approximately $250,000 under the terms of a Series A Preferred Stock Purchase Agreement. The Company's investment in ClickRebates.com, which represents approximately 8% of the 3 million preferred stock offering, will be accounted for using the cost method.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                Charged
                                               to Costs   Writeoffs
                                    Beginning     and        of         Ending
                                     Balance    Expense    Accounts     Balance
                                    ---------  ---------  ----------   ---------
Allowance for Doubtful Accounts:
Year ended December 31, 1997        $  56,900  $ 299,000  $ (242,800)  $ 113,100
Year ended December 31, 1998          113,100     46,300      (9,400)    150,000
Year ended December 31, 1999        $ 150,000  $ 457,500  $ (457,500)  $ 150,000