Form 10-Q
period 2000-03-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2000-05-15
CIK 1077050

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Check One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from __________ to __________

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

                                 (408) 956-8888
              (Registrant's telephone number, including area code)

     Indicate by check mark X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      Applicable Only to Corporate Issuers

                    Common Stock, $.001 par value per share:
            10,100,000 share issued and outstanding at March 31, 2000

Part I. - Financial Information

     Item 1. - Consolidated Financial Statements

          Consolidated balance sheets as of March 31, 2000 (Unaudited)
          and December 31, 1999                                              1-2

          Consolidated statements of income for the three months
          ended March 31, 2000 and 1999 (Unaudited)                            3

          Consolidated statements of cash flows for the three months
          ended March 31, 2000 and 1999 (Unaudited)                            4

          Notes to consolidated financial statements                         5-9

     Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10-13

Part II - Other Information

     Item 2. - Changes in Securities and Use of Proceeds                      14

     Item 6. - Exhibits and Reports on Form 8-K                               14

Signatures

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                        March 31,   December 31,
                                                          2000         1999
                                                       -----------   -----------
                                                       (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $ 4,835,800   $ 4,416,300
  Accounts receivable, net of allowance for
    doubtful accounts of $150,000 at each date           5,853,000     6,608,600
  Inventories                                            3,656,300     3,811,200
  Prepaid expenses and other current assets                510,900       314,800
  Notes and interest receivable from shareholders          225,900       223,600
  Deferred income taxes                                     96,600        96,600
                                                       -----------   -----------
TOTAL CURRENT ASSETS                                    15,178,500    15,471,100

PROPERTY, PLANT AND EQUIPMENT, net                       4,586,500     4,625,900

DEPOSITS AND OTHER ASSETS                                   91,300       342,000

INVESTMENT IN LEA PUBLISHING                               250,000       250,000
                                                       -----------   -----------

                                                       $20,106,300   $20,689,000
                                                       ===========   ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                        March 31,   December 31,
                                                          2000          1999
                                                       -----------   -----------
                                                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable                     $    48,300   $    47,300
  Floor plan inventory loans                               899,100     1,482,900
  Accounts payable                                       5,891,400     5,811,600
  Accrued expenses                                         144,400       272,600
                                                       -----------   -----------
TOTAL CURRENT LIABILITIES                                6,983,200     7,614,400

NOTES PAYABLE, less current portion                      3,325,300     3,337,600

DEFERRED INCOME TAXES                                        1,000         1,000
                                                       -----------   -----------
TOTAL LIABILITIES                                       10,309,500    10,953,000
                                                       -----------   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding                --            --

  Common stock, $0.001 par value; 25,000,000
    shares authorized; 10,100,000 shares issued
    and outstanding at March 31, 2000 and
    December 31, 1999                                       10,100        10,100
  Additional paid-in capital                             1,463,100     1,463,100
  Retained earnings                                      8,323,600     8,262,800
                                                       -----------   -----------
TOTAL SHAREHOLDERS' EQUITY                               9,796,800     9,736,000
                                                       -----------   -----------

                                                       $20,106,300   $20,689,000
                                                       ===========   ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                               Three Months Ended March 31,
                                                                2000                1999
                                                            ------------         ------------
                                                             (Unaudited)         (Unaudited)
SALES                                                       $ 22,815,200         $ 26,580,300

COST OF SALES                                                 21,033,400           24,678,800
                                                            ------------         ------------
GROSS MARGIN                                                   1,781,800            1,901,500
                                                            ------------         ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Non-cash amortization of prepaid consulting fee                     --              219,400
  Other selling, general and administrative expenses           1,661,500            1,515,000
                                                            ------------         ------------
TOTAL OPERATING EXPENSES                                       1,661,500            1,734,400
                                                            ------------         ------------
INCOME FROM OPERATIONS                                           120,300              167,100
                                                            ------------         ------------
OTHER EXPENSE (INCOME):
  Interest income on shareholder notes                            (2,300)              (4,500)
  Interest income                                                (50,900)             (49,000)
  Interest expense                                                72,100               65,600
                                                            ------------         ------------
TOTAL OTHER EXPENSE                                               18,900               12,100
                                                            ------------         ------------
INCOME BEFORE INCOME TAXES                                       101,400              155,000

INCOME TAXES                                                      40,600               62,100
                                                            ------------         ------------

NET INCOME                                                  $     60,800         $     92,900
                                                            ============         ============

Basic and diluted earnings per share                        $       0.01         $       0.01
                                                            ============         ============
Basic weighted average common shares outstanding              10,100,000           10,100,000

Stock options                                                     79,700              105,600
                                                            ------------         ------------
Diluted weighted average common shares outstanding            10,179,700           10,205,600
                                                            ============         ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Three Months Ended March 31,
                                                         2000           1999
                                                     -----------    -----------
                                                      (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $    60,800    $    92,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           51,200         38,900
  Amortization of prepaid consulting fee                      --        219,400
  Changes in operating assets and liabilities:
   Accounts receivable                                   755,600        171,700
   Inventories                                           154,900)     2,659,100
   Prepaid expenses and other current assets            (196,100)       (17,900)
   Accounts payable                                       79,800       (892,700)
   Accrued expenses                                     (128,200)        41,900
                                                     -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                778,000      2,313,300
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Notes and interest receivable from shareholders          (2,300)        (4,500)
 Deposits and other assets                               250,700        (66,500)
 Acquisition of property and equipment                   (11,800)      (453,800)
                                                      ----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      236,600       (524,800)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in floor plan inventory loans             (583,800)    (1,666,200)
 Principal payments on SBA loan                           (6,600)        (6,100)
 Principal payments on bank loan                          (4,700)        (4,200)
                                                     -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES                   (595,100)    (1,676,500)
                                                     -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                419,500        112,000

CASH AND CASH EQUIVALENTS, beginning of period         4,416,300      3,197,100
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period             $ 4,835,800    $ 3,309,100
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

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. FINANCIAL STATEMENT PRESENTATION AND NEW ACCOUNTING STANDARD

     The accompanying consolidated financial statements at March 31, 2000, and for the three month periods ended March 31, 2000 and 1999 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 1999 presented in the Company's Form 10K.

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

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. STOCK OPTIONS

     On March 6, 2000, an option to purchase 65,000 shares of the Company's common stock at $6.50 per share was granted to an unrelated party to assist the Company in services rendered in connection with raising capital for future expansion under the terms of a consulting agreement. Under the agreement, if the services are provided, the options will vest ratably over a seven-month period beginning June 6, 2000. If the services are not provided and the agreement is terminated, the consultant will forfeit those options not vested. The Company is accounting for this transaction in accordance with Emerging Issues Task Force
(EITF) No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. Because this transaction does not contain a performance commitment, the final value of the stock option will be measured as it vests on each of the vesting dates.

4. STATEMENTS OF CASH FLOWS

     Cash was paid during the three months ended March 31, 2000 and 1999 for:

                                                   Three Months Ending March 31,
                                                     2000                 1999
                                                   --------             --------
Income taxes                                       $ 37,000             $176,000

Interest                                           $ 72,100             $ 65,600

5. CONSULTING AGREEMENT

     On July 17, 1998, the Company issued 100,000 restricted shares of its common stock to an unrelated party under the terms of a consulting agreement. Under the agreement, if the services were provided, the shares were to vest 50% on July 17, 1999 and 50% on July 17, 2000. If the services were not provided as required, the consultant was to forfeit those shares not vested. The Company accounted for this transaction in accordance with EITF No. 96-18. During 1999, the Company and the consultant periodically discussed the level and type of services required in order for the shares to vest under the consulting agreement. This discussion led to a postponement of the scheduled July 17, 1999 vesting date. After further discussions, the Board of Directors of the Company determined that no further performance was required by the consultant under the agreement and deemed the entire 100,000 shares vested on September 17, 1999, resulting in a measurement date and final valuation of these shares of $675,000.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. INVESTMENTS

     In May 1999, the Company and Rising Edge Technologies, Ltd., a corporation based in Taiwan ("Rising Edge"), entered into an Operating Agreement with LEA Publishing, LLC, a California limited liability company ("LEA") formed in January 1999. The objective of LEA is to provide internet users, resellers and providers advanced solutions and applications. LEA is developing various software products. The Company and Rising Edge each own a 50% interest in LEA. The brother of a director, officer and principal shareholder of the Company is also a director, officer and the majority shareholder of Rising Edge. The Company has no commitment to fund future losses of LEA beyond its investment or guarantee any debt which LEA may incur. The Company is accounting for its investment in LEA by the equity method whereby 50% of the equity interest in the net income or loss of LEA flows through to the Company. During the three months ended March 31, 2000, there were no results of operations for LEA. Therefore, there was no equity in the net loss of LEA to flow through to the Company.

     In November 1999, LEA entered into a software development contract with Rising Edge which calls for the development of certain internet software for a $940,000 fee. Of this amount, the contract specifies that $440,000 shall be applied to services performed in 1999 and $500,000 shall be applied to services to be performed in 2000.

     The Company is in the process of finalizing an investment in a 25% ownership interest in Rising Edge common stock for $500,000. The investment is contingent upon the execution of a Share Purchase Agreement. Once this investment is finalized, the Company will have a 62.5% combined direct and indirect ownership interest in LEA, which will then require the consolidation of LEA with the Company.

     In January 2000, the Company acquired in a private placement 485,900 shares of convertible preferred stock of a nonpublic company, ClickRebates.com, for approximately $250,000 under the terms of a Series A Preferred Stock Purchase Agreement. The Company's investment in ClickRebates.com, which represents approximately 8% of the $3 million preferred stock offering, is being accounted for using the cost method and is included in deposits and other assets.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. SEGMENT INFORMATION

     The Company has three reportable segments: PMI, Frontline and LEA. PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various customers throughout the United States. Frontline serves the networking and personal computer requirements of corporate customers. LEA is developing advanced solutions and applications for internet users, resellers and providers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company's Form 10K. The Company evaluates performance based on income or loss before income taxes, not including nonrecurring gains or losses. Intersegment transfers between reportable segments have been insignificant. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

     The following table presents information about reported segment profit or loss and segment assets for the three months ended March 31, 2000:

                                   PMI        Frontline       LEA      Totals
                               -----------   -----------     -----   -----------
Revenues from external
  customers                    $21,600,800   $1,214,400(1)   $  --   $22,815,200

Segment income or (loss)
  before income taxes              119,600      (18,200)        --       101,400

     The following table presents information about reported segment profit or loss for the three months ended March 31, 1999:

                                       PMI         Frontline         Totals
                                   -----------    -----------      -----------
Revenues from external
  customers                        $25,839,500     $740,800(1)     $26,580,300

Segment income or (loss)
  before income taxes                  176,000      (21,000)           155,000

----------
(1) Includes service revenues of $32,900 and $17,400 in 2000 and 1999, respectively.

     The total of reportable segment income or (loss) before income taxes equals the Company's consolidated income before income taxes in both periods presented. The total assets of reportable segments have not significantly changed since December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated financial statements of the Company, which are included elsewhere in this Quarterly Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include, but are not limited to, technological changes, diminished marketability of inventory, increased warranty costs, competition, recruitment and retention of technical personnel, dependence on continued manufacturer certification, dependence on certain suppliers, risks associated with the projects the Company is engaged to complete, risks associated with our Lea venture, and dependence on key personnel.

GENERAL

     Pacific Magtron International Corp., a Nevada corporation (the "Company" or "Pacific Magtron"), is an integrated solutions provider of computer-related equipment and services. The Company's primary business is the wholesale distribution of computer and related hardware components and software for personal computers to value added resellers, retailers, systems integrators, original equipment manufacturers, independent hardware and software vendors, consultants, and contractors. In May 1998, the Company formed a corporate information systems group called Frontline Network Consulting ("Frontline") with the goal of serving the networking and personal computer requirements of corporate customers. In January 1999, the Company formed Lea Publishing, LLC, a California limited liability company ("Lea"), to develop, sell and license software designed to provide Internet users, resellers and providers advanced solutions and applications. The Company owns a 50% interest in Lea, and is in the process of increasing its direct and indirect interest in Lea to approximately 62.5%. Lea is a development stage company.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                       2000              1999
                                                      -------           -------
Sales                                                 100.0%             100.0%
Cost of Sales                                          92.2               92.8
                                                      -----              -----
Gross Margin                                            7.8                7.2
Operating Expenses                                      7.3                6.5
                                                      -----              -----
Income from Operations                                  0.5                0.6
Other Expense, net                                      0.0                0.0
Income Taxes                                            0.2                0.3
                                                      -----              -----
Net Income                                              0.3%               0.3%
                                                      =====              =====

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Sales for the three months ended March 31, 2000 were $22,815,200, a decrease of $3,765,100, or approximately 14%, compared to $26,580,300 for the three months ended March 31, 1999. Approximately $1,214,400 of the sales recognized by the Company during the first quarter of 2000 was attributable to the FrontLine division that was formed in May 1998 to serve the networking and personal computer requirements of corporate customers. Sales recognized by the Company's Frontline division were $740,800 for the three months ended March 31, 1999. Thus, there was a decrease in sales attributable to the Company's computer products division for the three months ended March 31, 2000 of $4,238,700, or approximately 16%, compared to the corresponding period of 1999, as the Company focused its efforts on (i) improving gross margin by emphasizing higher margin product sales and (ii) developing its e-commerce business.

     Gross margin for the three months ended March 31, 2000 was $1,781,800, a decrease of $119,700 or 6%, compared to $1,901,500 for the three months ended March 31, 1999. The gross margin as a percentage of sales increased from 7.2% for the three months ended March 31, 1999 to 7.8% for the three months ended March 31, 2000. This increase in gross margin as a percentage of sales occurred primarily due to better cost controls, including participation in more vendor rebate programs, and a focus on marketing product lines with a higher gross margin. Gross margin relating to the FrontLine division for the three months ended March 31, 2000 was $158,700, or 13.1% of FrontLine's sales during the same period. Gross margin relating to the FrontLine division for the three months ended March 31, 1999 was $121,300, or 16.4% of FrontLine's sales during the same period. However, since FrontLine's sales levels were relatively insignificant in relation to that of the Company's computer products group, the higher gross margin percentage earned by FrontLine had only a minor effect on the overall increase in the Company's gross margin during the three months ended March 31, 2000.

     Operating expenses, including selling, general, administrative and amortization of prepaid consulting fee, for the three months ended March 31, 2000 were $1,661,500, a decrease of $72,900, or 4%, compared to $1,734,400 for the three months ended March 31, 1999. The noted decrease is primarily a result of the $219,400 non-cash amortization of a prepaid consulting fee during the three months ended March 31, 1999 which did not occur during the three months ended March 31, 2000 as the prepaid consulting fee became fully amortized during the third quarter of 1999. Excluding the amortization of the prepaid consulting fee during 1999, there was an increase in operating expenses in 2000 of $146,500 which resulted from the hiring of additional personnel to support the expansion of the Company's business and establishment of the management infrastructure, including the ramp-up of the Company's Frontline division. As a percentage of sales, operating expenses increased to 7.3% for the three months ended March 31, 2000 as compared to 6.5% for the three months ended March 31, 1999 resulting primarily from certain fixed operating expenses which are compared to decreased sales for the three months ended March 31, 2000.

     Income from operations for the three months ended March 31, 2000 was $120,300, a decrease of $46,800 or 28%, as compared to $167,100 for the three months ended March 31, 1999. As a percentage of sales, income from operations decreased to 0.5% for the three months ended March 31, 2000 as compared to 0.6% for the three months ended March 31, 1999. This decrease was primarily due to the 14% decrease in sales which was partially offset by the improved gross margin percentage experienced during the three months ended March 31, 2000.

     Interest expense for the three months ended March 31, 2000 was $72,100, an increase of $6,500 or 10%, compared to $65,600 for the three months ended March 31, 1999. This increase was due to an increase in the floating interest rate charged on one of the Company's mortgages on its office building facility. Interest income slightly decreased from $53,500 for the three months ended March 31, 1999 to $53,200 for the three months ended March 31, 2000, a decrease of $300 or 1%.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through cash generated by operations and borrowings under its floor plan inventory loans.

     At March 31, 2000, the Company had consolidated cash and cash equivalents totaling $4,835,800 and working capital of $8,195,300. At December 31, 1999, the Company had consolidated cash and cash equivalents totaling $4,416,300 and working capital of $7,856,700.

     Net cash provided by operating activities during the three months ended March 31, 2000 was $778,000, which reflected decreases in accounts receivable and inventories, and the net income for the period that were partially offset by a decrease in accrued expenses. The decrease in accounts receivable was principally a result of the decrease in sales. The decrease in inventories was due primarily to the Company's continued focus on improving its inventory turnover by balancing the inventory product mix and levels in relation to customer orders with favorable vendor terms and programs. Net cash provided by operating activities during the three months ended March 31, 1999 was $2,313,300, which reflected the net income for the period and decreases in inventories and accounts receivable that were partially offset by a decrease in accounts payable.

     Net cash provided by investing activities during the three months ended March 31, 2000 was $236,600, primarily due to the decrease in deposits and other assets. Net cash used in investing activities was $524,800 during the three months ended March 31, 1999, primarily reflecting cash used for improvements to the building owned and occupied by the Company to support the Company's expanding workforce.

     Net cash used in financing activities was $595,100 for the three months ended March 31, 2000, resulting from the decrease in floor plan inventory loans as well as the payment of the mortgage loans for the Company's facility. As of March 31, 2000, the Company has available financing in the form of a $7.0 million floor plan inventory loan which is collateralized by the inventory purchased and any proceeds from the sale of the inventory. The outstanding balance of the floor plan inventory loan at March 31, 2000 was $899,100 and the loan is subject to 45-day repayment terms, at which time interest begins to accrue at the prime rate (9.0% at March 31, 2000). Net cash used in financing activities was $1,676,500 for the three months ended March 31, 1999, resulting from the decrease in the floor plan inventory loans as well as the payment of the mortgage loans for the Company's facility.

     As of March 31, 2000, the Company is in the process of finalizing an investment in a 25% ownership interest in the common stock of Rising Edge Technologies, the other 50% owner of Lea, for $500,000. The investment is contingent upon the execution of a Share Purchase Agreement.

     The Company believes that the cash flow from operations and borrowing available under its $7.0 million inventory floor plan loan will satisfy the Company's anticipated requirements for working capital through at least the next 12 months. If product development and future expansion of the Company's existing business segments prove to be more capital intensive than planned, the Company may require additional funding.

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

INFLATION

     Inflation has not had a material effect or on the Company's results of operations to date. In the event the rate of inflation accelerates in the future, it is expected that costs will increase, and if these costs are not offset by increased revenues, the operations of the Company may be adversely affected.

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 6, 2000, the Company granted a third party an option to purchase 65,000 shares of the Company's common stock at an exercise price of $6.50 per share. This option was granted pursuant to the terms of a consulting agreement whereby the consultant is required to provide consulting services in connection with capital raising transactions. These options were granted pursuant to a private transaction and the transaction is exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Item No.    Description
          --------    -----------
          27          Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 15, 2000                      PACIFIC MAGTRON INTERNATIONAL CORP.,
                                        a Nevada corporation
                                        (Registrant)


                                        /s/ Theodore S. Li
                                        ----------------------------------------
                                        Theodore S. Li,
                                        President and Chief Executive Officer