Form 10-Q
period 2000-06-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2000-08-15
CIK 1077050

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Indicate by check mark X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      Applicable Only to Corporate Issuers

                    Common Stock, $0.001 par value per share:
           10,100,000 shares issued and outstanding at August 14, 2000

Part I. - Financial Information

     Item 1. - Consolidated Financial Statements

               Consolidated balance sheets as of June 30, 2000
               (Unaudited) and December 31, 1999                             1-2

               Consolidated statements of income for the three months and
               six months ended June 30, 2000 and 1999 (Unaudited)             3

               Consolidated statements of cash flows for the six months
               ended June 30, 2000 and 1999 (Unaudited)                        4

               Notes to consolidated financial statements                   5-10

     Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         11-16

     Item 3. - Quantitative and Qualitative Disclosures About Market Risk     16

Part II - Other Information

     Item 2. - Changes in Securities and Use of Proceeds                      17

     Item 4. - Submission of Matters to a Vote of Security Holders            17

     Item 6. - Exhibits and Reports on Form 8-K                               17

Signature

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                       June 30,     December 31,
                                                         2000          1999
                                                      -----------   -----------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $ 4,267,600   $ 4,416,300
  Accounts receivable, net of allowance for
    doubtful accounts of $150,000 at each date          6,954,700     6,608,600
  Inventories                                           4,201,800     3,811,200
  Prepaid expenses and other current assets               501,900        64,800
  Notes and interest receivable from shareholders         228,100       223,600
  Deferred income taxes                                    96,600        96,600
                                                      -----------   -----------

TOTAL CURRENT ASSETS                                   16,250,700    15,221,100

PROPERTY, PLANT AND EQUIPMENT, net                      4,546,400     4,625,900

INVESTMENT IN RISING EDGE                                 500,000            --

INVESTMENT IN CLICKREBATES                                250,000            --

INVESTMENT IN LEA PUBLISHING                                   --       250,000

DEPOSITS AND OTHER ASSETS                                  90,600       592,000
                                                      -----------   -----------

                                                      $21,637,700   $20,689,000
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                       June 30,     December 31,
                                                         2000          1999
                                                      -----------   -----------
                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable                    $    49,300   $    47,300
  Floor plan inventory loans                            2,573,100     1,482,900
  Accounts payable                                      5,582,900     5,811,600
  Accrued expenses payable                                200,200       272,600
                                                      -----------   -----------

TOTAL CURRENT LIABILITIES                               8,405,500     7,614,400

NOTES PAYABLE, less current portion                     3,312,400     3,337,600

DEFERRED INCOME TAXES                                       1,000         1,000
                                                      -----------   -----------

TOTAL LIABILITIES                                      11,718,900    10,953,000
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 5,000,000
    shares authorized; no shares issued and
    outstanding                                                --            --

  Common stock, $0.001 par value; 25,000,000
    shares authorized; 10,100,000 shares issued
    and outstanding at June 30, 2000 and
    December 31, 1999                                      10,100        10,100
  Additional paid-in capital                            1,463,100     1,463,100
  Retained earnings                                     8,445,600     8,262,800
                                                      -----------   -----------

TOTAL SHAREHOLDERS' EQUITY                              9,918,800     9,736,000
                                                      -----------   -----------

                                                      $21,637,700   $20,689,000
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       ----------------------------    ----------------------------
                                                           2000            1999            2000            1999
                                                       ------------    ------------    ------------    ------------
                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
SALES                                                  $ 21,984,300    $ 24,042,400    $ 44,799,500    $ 50,622,700

COST OF SALES                                            20,213,300      22,126,200      41,246,700      46,805,000
                                                       ------------    ------------    ------------    ------------

GROSS MARGIN                                              1,771,000       1,916,200       3,552,800       3,817,700
                                                       ------------    ------------    ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

  Non-cash amortization of prepaid consulting fee                --         130,700              --         350,100

  Other selling, general and administrative expenses      1,557,100       1,636,900       3,218,600       3,151,900
                                                       ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                                  1,557,100       1,767,600       3,218,600       3,502,000
                                                       ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                                      213,900         148,600         334,200         315,700
                                                       ------------    ------------    ------------    ------------

OTHER EXPENSE (INCOME):
  Interest income on shareholder notes                       (2,200)         (2,800)         (4,500)         (6,800)
  Interest income                                           (59,700)        (36,900)       (110,600)        (86,400)
  Interest expense                                           72,500          68,200         144,600         133,800
                                                       ------------    ------------    ------------    ------------

TOTAL OTHER EXPENSE                                          10,600          28,500          29,500          40,600
                                                       ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                  203,300         120,100         304,700         275,100

INCOME TAXES                                                 81,300          47,900         121,900         110,000
                                                       ------------    ------------    ------------    ------------

NET INCOME                                             $    122,000    $     72,200    $    182,800    $    165,100
                                                       ============    ============    ============    ============

Basic and diluted earnings per share                   $       0.01    $       0.01    $       0.02    $       0.02
                                                       ============    ============    ============    ============

Basic weighted average common shares outstanding         10,100,000      10,100,000      10,100,000      10,100,000

Stock options                                                49,800         118,600          67,300         114,500
                                                       ------------    ------------    ------------    ------------

Diluted weighted average common shares outstanding       10,149,800      10,218,600      10,167,300      10,214,500
                                                       ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


SIX MONTHS ENDED JUNE 30,                                    2000           1999
                                                          -----------    -----------
                                                          (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $   182,800    $   165,100
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                           102,300         87,700
      Amortization of prepaid consulting fee                       --        350,100
      Changes in operating assets and liabilities:
           Accounts receivable                               (346,100)      (441,000)
           Inventories                                       (390,600)     2,117,000
           Prepaid expenses and other current assets         (187,100)      (456,000)
           Accounts and accrued expenses payable             (301,100)     1,284,500
                                                          -----------    -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (939,800)     3,107,400
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes and interest receivable from shareholders              (4,500)        (6,800)
  Investments in Rising Edge and ClickRebates.com            (750,000)            --
  Deposits and other assets                                   501,400        122,400
  Acquisition of property and equipment                       (22,800)      (680,900)
                                                          -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                        (275,900)      (565,300)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in floor plan inventory loans     1,090,200     (1,397,100)
  Principal payments on SBA loan                              (13,400)       (12,400)
  Principal payments on bank loan                              (9,800)        (8,900)
                                                          -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         1,067,000     (1,418,400)
                                                          -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (148,700)     1,123,700

CASH AND CASH EQUIVALENTS, beginning of period              4,416,300      3,197,100
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                  $ 4,267,600    $ 4,320,800
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

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2. FINANCIAL STATEMENT PRESENTATION AND NEW ACCOUNTING STANDARD

The accompanying consolidated financial statements at June 30, 2000 and for the three and six-month periods ended June 30, 2000 and 1999 are unaudited. However, they have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 1999 presented in the Company's Form 10-K.

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

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3. STOCK OPTIONS

On March 6, 2000, an option to purchase 65,000 shares of the Company's common stock at $6.50 per share was granted to an unrelated party to assist the Company in services rendered in connection with raising capital for future expansion under the terms of a consulting agreement. Under the agreement, if the services were provided, the options were to vest ratably over a seven-month period beginning June 6, 2000. On May 22, 2000, the agreement was terminated, and the options were forfeited.

No additional options of the Company's common stock were granted and no issued options were exercised during the six months ended June 30, 2000.

4. STATEMENTS OF CASH FLOWS

Cash was paid during the six months ended June 30, 2000 and 1999 for:

SIX MONTHS ENDING JUNE 30,                           2000                 1999
                                                   --------             --------
Income taxes                                       $157,000             $386,000
                                                   ========             ========
Interest                                           $144,600             $133,800
                                                   ========             ========

5. CONSULTING AGREEMENT

On July 17, 1998, the Company issued 100,000 restricted shares of its common stock to an unrelated party under the terms of a consulting agreement. The shares were to vest 50% on July 17, 1999 and 50% on July 17, 2000. If the services were not provided as required by the agreement, the consultant was to forfeit all unvested shares. The Company is accounting for this transaction in accordance with Emerging Issues Task Force (EITF) No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." During 1999, the Company and the consultant periodically discussed the level and type of services required in order for the shares to vest under the consulting agreement. This discussion led to a postponement of the scheduled July 17, 1999 vesting date. After further discussions, the Board of Directors of the Company determined that no further performance was required by the consultant under the agreement and deemed the entire 100,000 shares vested on September 17, 1999, resulting in a measurement date and final valuation of these shares of $675,000.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6. INVESTMENTS

In May 1999, the Company and Rising Edge Technologies, Ltd., a corporation based in Taiwan ("Rising Edge"), entered into an Operating Agreement with respect to LEA Publishing, LLC, a California limited liability company ("LEA") formed in January 1999. The objective of LEA is to provide internet users, resellers and providers advanced solutions and applications. LEA is developing various software products. Prior to June 13, 2000, the Company and Rising Edge each owned a 50% interest in LEA. The brother of a director, officer and principal shareholder of the Company is also a director, officer and the majority shareholder of Rising Edge. The Company has no commitment to fund future losses of LEA beyond its investment or guarantee any debt that LEA may incur. On June 13, 2000, the Company finalized an investment in a 25% ownership interest in Rising Edge common stock for $500,000. As such, the Company has a 62.5% combined direct and indirect ownership interest in LEA, which requires the consolidation of LEA with the Company. The Company is accounting for its investment in Rising Edge by the equity method whereby 25% of the equity interest in the net income or loss of Rising Edge (excluding Rising Edge's portion of the results of LEA and all inter-company transactions) flows through to the Company. During the six months ended June 30, 2000, there were no results of operations for LEA. Results of operations of Rising Edge for the period from June 13, 2000 to June 30, 2000 were insignificant.

In November 1999, LEA entered into a software development contract with Rising Edge which calls for the development of certain internet software for a $940,000 fee. Of this amount, the contract specifies that $440,000 shall be applied to services performed in 1999 and $500,000 shall be applied to services to be performed in 2000.

In January 2000, the Company acquired in a private placement 485,900 shares of convertible preferred stock of a nonpublic company, ClickRebates.com, for approximately $250,000 under the terms of a Series A Preferred Stock Purchase Agreement. The Company's investment in ClickRebates.com, which represents approximately 8% of the $3 million preferred stock offering, is being accounted for using the cost method.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7. SEGMENT INFORMATION

The Company has three reportable segments: PMI, Frontline and LEA. PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various customers throughout the United States. Frontline serves the networking and personal computer requirements of corporate customers. LEA is developing advanced solutions and applications for internet users, resellers and providers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company's Form 10-K. The Company evaluates performance based on income or loss before income taxes, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments have been insignificant. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

The following table presents information about reported segment profit or loss and segment assets for the six months ended June 30, 2000:

                                  PMI        Frontline       LEA      Totals
                              -----------   ------------    -----   -----------
Revenues from external
  customers                   $40,991,600   $3,807,900(1)   $  --   $44,799,500
Segment income
  before income taxes             274,500       30,200         --       304,700

The following table presents information about reported segment profit or loss for the six months ended June 30, 1999:

                                  PMI        Frontline       LEA      Totals
                              -----------   ------------    -----   -----------
Revenues from external
  customers                   $48,835,700   $1,787,000(1)   $  --   $50,622,700
Segment income or (loss)
  before income taxes             321,100      (46,000)        --       275,100

The following table presents information about reported segment profit or loss and segment assets for the three months ended June 30, 2000:

                                  PMI        Frontline       LEA      Totals
                              -----------   ------------    -----   -----------
Revenues from external
  customers                   $19,390,800   $2,593,500(2)   $  --   $21,984,300
Segment income
  before income taxes             154,900       48,400         --       203,300

The following table presents information about reported segment profit or loss for the three months ended June 30, 1999:

                                  PMI        Frontline       LEA      Totals
                              -----------   ------------    -----   -----------
Revenues from external
  customers                   $22,996,200   $1,046,200(2)   $  --   $24,042,400
Segment income or (loss)
  before income taxes             145,100      (25,000)        --       120,100

----------
(1) Includes service revenues of $105,700 and $126,300 in 2000 and 1999, respectively.
(2) Includes service revenues of $72,800 and $108,900 in 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated financial statements of Pacific Magtron International Corp., a Nevada corporation (the "Company" or "Pacific Magtron"), which are included elsewhere in this Quarterly Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include, but are not limited to, those identified in the Company's Form 10-K for the fiscal year ended December 31, 1999 under the heading "Cautionary Factors" that may affect future results, technological changes, diminished marketability of inventory, increased warranty costs, competition, recruitment and retention of technical personnel, dependence on continued manufacturer certification, dependence on certain suppliers, risks associated with the projects the Company is engaged to complete, risks associated with LEA, risks associated with our investments in Rising Edge and ClickRebates.com, and dependence on key personnel.

GENERAL

Pacific Magtron is an integrated solutions provider of computer-related equipment and services. The Company's primary business is the wholesale distribution of computer and related hardware components and software for personal computers to value added resellers, retailers, systems integrators, original equipment manufacturers, independent hardware and software vendors, consultants, and contractors. In May 1998, the Company formed a corporate information systems group called Frontline Network Consulting ("Frontline") with the goal of serving the networking and personal computer requirements of corporate customers. In May 1999, the Company entered into a Management
Operating Agreement which provided for a 50% ownership interest in Lea Publishing, LLC, a California limited liability company ("LEA") formed in January 1999 to develop, sell and license software designed to provide Internet users, resellers and providers advanced solutions and applications. On June 13, 2000, the Company increased its direct and indirect interest in LEA to 62.5% by completing its investment in 25% of the outstanding common stock of Rising Edge Technologies, the other 50% owner of LEA, which is a development stage company. The results of operations of Rising Edge for the period from June 13, 2000 to June 30, 2000 were insignificant.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                      -----------------       -----------------
                                      2000        1999        2000        1999
                                      -----       -----       -----       -----
Sales                                 100.0%      100.0%      100.0%      100.0%
Cost of sales                          91.9        92.0        92.1        92.5
                                      -----       -----       -----       -----
Gross margin                            8.1         8.0         7.9         7.5
Operating expenses                      7.1         7.4         7.2         6.9
                                      -----       -----       -----       -----
Income from operations                  1.0         0.6         0.7         0.6
Other expense, net                      0.0         0.1         0.0         0.1
Income taxes                            0.4         0.2         0.3         0.2
                                      -----       -----       -----       -----
Net income                              0.6%        0.3%        0.4%        0.3%
                                      =====       =====       =====       =====

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Sales for the three months ended June 30, 2000 were $21,984,300, a decrease of $2,058,100, or approximately 9%, compared to $24,042,400 for the three months ended June 30, 1999. Approximately $2,593,500 of the sales recognized by the Company during the second quarter of 2000 was attributable to the FrontLine division, an increase of $1,547,300, or approximately 148%, compared to $1,046,200 for the three months ended June 30, 1999. Accordingly, there was a decrease in sales attributable to the Company's computer products group for the three months ended June 30, 2000 of $3,605,400, or approximately 16%, compared to the corresponding period of 1999. This decrease was due to a shortage of certain critical components in the computer products industry during the second quarter of 2000. The Company continued to focus its efforts on (i) improving its gross margin by emphasizing higher margin product sales, (ii) developing its e-commerce business and (iii) controlling operating expenses during the quarter.

Gross margin for the three months ended June 30, 2000 was $1,771,000, a decrease of $145,200 or 8%, compared to $1,916,200 for the three months ended June 30, 1999. The gross margin as a percentage of sales increased from 8.0% for the three months ended June 30, 1999 to 8.1% for the three months ended June 30, 2000. This increase in gross margin percentage arose primarily as a result of better cost controls, including participation in more vendor rebate programs and a focus on marketing product lines with a higher gross margin. Gross margin relating to the FrontLine division for the three months ended June 30, 2000 was $335,200, or 12.9% of FrontLine's sales during the same period. Gross margin relating to the FrontLine division for the three months ended June 30, 1999 was $124,600, or 11.9% of FrontLine's sales during the same period. However, since FrontLine's sales levels were relatively insignificant in relation to that of the Company's computer products group, the higher gross margin percentage earned by FrontLine had only a minor effect on the overall increase in the Company's gross margin during the three months ended June 30, 2000.

Operating expenses, including selling, general, administrative and amortization of prepaid consulting fee, for the three months ended June 30, 2000 were $1,557,100, a decrease of $210,500, or 12%, compared to $1,767,600 for the three months ended June 30, 1999. A portion of the decrease is due to a non-cash charge of $130,700 for the amortization of a prepaid consulting fee during the three months ended June 30, 1999 which was not incurred during the same period in 2000. Additionally, in response to the shortage of certain critical components in the computer products industry, management increased its focus on controlling operating expenses during the second quarter of 2000. As a percentage of sales, operating expenses decreased to 7.1% for the three months ended June 30, 2000 compared to 7.4% for the three months ended June 30, 1999, which resulted from a decrease in the Company's fixed cost component of operating expenses.

Income from operations for the three months ended June 30, 2000 was $213,900, an increase of $65,300, or 44%, compared to $148,600 for the three months ended June 30, 1999. As a percentage of sales, income from operations increased to 1.0% for the three months ended June 30, 2000 compared to 0.6% for the three months ended June 30, 1999. This increase was primarily due to the 12% decrease in operating expenses, and to a lesser extent, the improved gross margin percentage earned during a period of decreased sales.

Interest expense for the three months ended June 30, 2000 was $72,500, an increase of $4,300, or 6%, compared to $68,200 for the three months ended June 30, 1999. This increase was due to an increase in the floating interest rate charged on one of the Company's mortgages on its office building facility. Interest income increased from $39,700 for the three months ended June 30, 1999 to $61,900 for the three months ended June 30, 2000, an increase of $22,200, or 56%, which was principally due to higher market interest rates available for short-term investments of cash and cash equivalents.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Sales for the six months ended June 30, 2000 were $44,799,500, a decrease of $5,823,200, or approximately 12%, compared to $50,622,700 for the six months ended June 30, 1999. Approximately $3,807,900 of the sales earned by the Company during the second quarter of 2000 was attributable to the FrontLine division, an increase of $2,020,900, or approximately 113%, compared to $1,787,000 for the six months ended June 30, 1999. Accordingly, there was a decrease in sales attributable to the Company's computer products group for the six months ended June 30, 2000 of $7,844,100, or approximately 16%, compared to the corresponding period of 1999, due to a shortage of certain critical components in the computer products industry. The Company focused its efforts on (i) improving its gross margin by emphasizing higher margin product sales and (ii) developing its e-commerce business during the period.

Gross margin for the six months ended June 30, 2000 was $3,552,800, a decrease of $264,900, or 7%, compared to $3,817,700 for the six months ended June 30, 1999. The gross margin as a percentage of sales increased from 7.5% for the six months ended June 30, 1999 to 7.9% for the six months ended June 30, 2000. This increase in gross margin percentage arose primarily as a result of better cost controls, including participation in more vendor rebate programs, and a focus on marketing product lines with a higher gross margin. Gross margin relating to the FrontLine division for the six months ended June 30, 2000 was $503,200, or 13.2% of FrontLine's sales during the same period. Gross margin relating to the FrontLine division for the six months ended June 30, 1999 was $245,900, or 13.8% of FrontLine's sales during the same period. However, since FrontLine's sales levels were relatively insignificant in relation to that of the Company's computer products group, the higher gross margin percentage earned by FrontLine had only a minor effect on the overall increase in the Company's gross margin during the six months ended June 30, 2000.

Operating expenses, including selling, general, administrative and amortization of prepaid consulting fee, for the six months ended June 30, 2000 were $3,218,600, a decrease of $283,400, or 8%, compared to $3,502,000 for the six months ended June 30, 1999. The decrease is primarily due to a non-cash charge of $350,100 for the amortization of a prepaid consulting fee during the six months ended June 30, 1999 which was not incurred during the same period in 2000. As a percentage of sales, operating expenses increased to 7.2% for the six months ended June 30, 2000 as compared to 6.9% for the six months ended June 30, 1999, which resulted from a decrease in the Company's fixed cost component of operating expenses.

Income from operations for the six months ended June 30, 2000 was $334,200, an increase of $18,500 or 6%, as compared to $315,700 for the six months ended June 30, 1999. As a percentage of sales, income from operations increased to 0.7% for the six months ended June 30, 2000 as compared to 0.6% for the six months ended June 30, 1999. This increase was primarily due to the 8% decrease in operating expenses and the improved gross margin percentage earned during a period of decreased sales.

Interest expense for the six months ended June 30, 2000 was $144,600, an increase of $10,800 or 8%, compared to $133,800 for the six months ended June 30, 1999. This increase was due to an increase in the floating interest rate charged on one of the Company's mortgages on its office building facility. Interest income increased from $93,200 for the six months ended June 30, 1999 to $115,100 for the six months ended June 30, 2000, an increase of $21,900 or 23%, which was principally due to higher market interest rates available for short-term investments of cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through cash generated by operations and borrowings under its floor plan inventory loans.

At June 30, 2000, the Company had consolidated cash and cash equivalents totaling $4,267,600 and working capital of $7,845,200. At December 31, 1999, the Company had consolidated cash and cash equivalents totaling $4,416,300 and working capital of $7,606,700.

Net cash used in operating activities during the six months ended June 30, 2000 was $939,800, which reflected the net effect of increases in accounts receivable, inventories and prepaid expenses and other current assets, and a decrease in accounts and accrued expenses payable that were partially offset by the net income for the period and depreciation and amortization. Net cash provided by operating activities during the six months ended June 30, 1999 was $3,107,400, which principally reflected the decrease in inventories, the increase in accounts payable, the amortization of the prepaid consulting fee and the net income for the period, which was partially offset by increases in accounts receivable, and prepaid expenses and other current assets. The decrease in inventory was due primarily to the Company's focus on improving its inventory turnover by balancing the inventory product mix and levels in relation to customer orders with favorable vendor terms and programs.

Net cash used in investing activities during the six months ended June 30, 2000 was $275,900, primarily resulting from the new investments in Rising Edge and ClickRebates.com, which was partially offset by a decrease in deposits and other assets. Net cash used in investing activities was $565,300 during the six months ended June 30, 1999, primarily reflecting cash used for improvements to the building owned and occupied by the Company to support the Company's expanding workforce.

Net cash provided by financing activities was $1,067,000 for the six months ended June 30, 2000, primarily from the increase in floor plan inventory loans, which was slightly offset by the payment of the mortgage loans for the Company's facility. As of June 30, 2000, the Company had available financing in the form of a $7.0 million floor plan inventory loan which is collateralized by the inventory purchased and any proceeds from the sale of the inventory. The outstanding balance of the floor plan inventory loan at June 30, 2000 was $2,573,100 and the loan is subject to 45-day repayment terms, at which time interest begins to accrue at the prime rate (9.5% at June 30, 2000). Net cash used in financing activities was $1,418,400 for the six months ended June 30, 1999, primarily from the decrease in floor plan inventory loans, as well as payment of the mortgage loans for the Company's facility.

The Company believes that the cash flow from operations and borrowing available under its $7.0 million inventory floor plan loan will satisfy the Company's anticipated requirements for working capital through at least the next 12 months. If Lea product development and future expansion of the Company's existing business segments prove to be more capital intensive than planned, the Company may require additional funding.

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

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements. INFLATION

Inflation has not had a material effect on the Company's results of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that costs will increase. If these costs are not offset by increased revenues, the operations of the Company may be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to one of its bank loans with a $2,443,900 balance at June 30, 2000 which bears fluctuating interest based on the bank's 90-day LIBOR rate. The Company believes that fluctuations in interest rates in the near term would not materially affect its consolidated operating results, financial position or cash flow.

                                     PART II

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 6, 2000, the Company granted a third party an option to purchase 65,000 shares of the Company's common stock at an exercise price of $6.50 per share. This option was granted pursuant to the terms of a consulting agreement whereby the consultant is required to provide consulting services in connection with capital raising transactions. This option was granted pursuant to a private transaction and the transaction is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. On May 22, 2000, the agreement was terminated, and the options were forfeited prior to vesting.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company held its Annual Meeting on June 30, 2000.

     (b) At the Annual Meeting, Theodore S. Li, Hui "Cynthia" Lee, Jey Hsin Yao, Ph.D., Betty Li, Hank C. Ta and Limin Hu, Ph.D. were elected as directors until the next annual meeting and the election of their successors.

          The vote was as follows:

          Theodore S. Li - For 9,396,858; withheld 0
          Hui "Cynthia" Lee - For 9,396,858; withheld 0
          Jey Hsin Yao, Ph.D. - For 9,396,858; withheld 0
          Betty Li - For 9,396,858; withheld 0
          Hank C. Ta - For 9,396,858; withheld 0
          Limin Hu, Ph.D. - For 9,396,858; withheld 0

     (c) At the Annual Meeting, the Company's stockholders ratified BDO Seidman, LLP as auditors for the Company for its 2000 fiscal year.

          The vote was as follows:

                                                                      Broker
          Votes for   Votes withheld   Votes against   Abstentions   Non-Votes
          ---------   --------------   -------------   -----------   ---------
          9,396,858         0                0              0            0

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Item No.   Description
               --------   -----------
               27         Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000                   PACIFIC MAGTRON INTERNATIONAL CORP.,
                                        a Nevada corporation
                                        (Registrant)


                                        /s/ Theodore S. Li
                                        ----------------------------------------
                                        Theodore S. Li
                                        President, Chief Executive Officer and
                                        Treasurer (Duly authorized officer and
                                        principal financial officer)