Form 10-Q
period 2000-09-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2000-11-16
CIK 1077050

SECURITIES AND EXHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from _____________ to ______________


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

     Indicate by check mark X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      Applicable Only to Corporate Issuers:

                    Common Stock, $0.001 par value per share:
          10,100,000 shares issued and outstanding at November 12, 2000

Part I. - Financial Information

     Item 1. - Consolidated Financial Statements

               Consolidated balance sheets as of September 30, 2000
               (Unaudited) and December 31, 1999                             1-2

               Consolidated statements of income for the three months
               and nine months ended September 30, 2000 and 1999
               (Unaudited)                                                     3

               Consolidated statements of cash flows for the nine months
               ended September 30, 2000 and 1999 (Unaudited)                   4

               Notes to consolidated financial statements                    5-9

     Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10-15

     Item 3. - Quantitative and Qualitative Disclosures About
               Market Risk                                                    15

Part II  - Other Information

     Item 6. - Exhibits and Reports on Form 8-K                               15

Signature

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                     September 30,  December 31,
                                                          2000          1999
                                                          ----          ----
                                                      (Unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                            $ 4,987,400   $ 4,416,300
  Accounts receivable, net of allowance for doubtful
    accounts of $150,000 at each date                    7,418,300     6,608,600
  Inventories                                            4,035,100     3,811,200
  Prepaid expenses and other current assets                733,500        64,800
  Notes and interest receivable from shareholders          230,400       223,600
  Deferred income taxes                                     96,600        96,600
                                                       -----------   -----------

Total Current Assets                                    17,501,300    15,221,100

Property, Plant and Equipment, net                       4,513,600     4,625,900

Investment in Rising Edge                                  493,700            --

Investment in ClickRebates.com                             250,000            --

Investment in Lea Publishing                                    --       250,000

Deposits and Other Assets                                   89,800       592,000
                                                       -----------   -----------
                                                       $22,848,400   $20,689,000
                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                     September 30,  December 31,
                                                          2000          1999
                                                          ----          ----
                                                      (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of notes payable                     $    50,300   $    47,300
  Floor plan inventory loans                             1,780,600     1,482,900
  Accounts payable                                       7,258,900     5,811,600
  Accrued expenses payable                                 284,700       272,600
                                                       -----------   -----------

Total Current Liabilities                                9,374,500     7,614,400

Notes Payable, less current portion                      3,299,400     3,337,600

Deferred Income Taxes                                        1,000         1,000
                                                       -----------   -----------

Total Liabilities                                       12,674,900    10,953,000
                                                       -----------   -----------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $0.001 par value; 5,000,000
    shares authorized; no shares issued and
    outstanding                                                 --            --
  Common stock, $0.001 par value; 25,000,000
    shares authorized; 10,100,000 shares issued
    and outstanding at September 30, 2000 and
    December 31, 1999                                       10,100        10,100
  Additional paid-in capital                             1,463,100     1,463,100
  Retained earnings                                      8,700,300     8,262,800
                                                       -----------   -----------

Total Shareholders' Equity                              10,173,500     9,736,000
                                                       -----------   -----------

                                                       $22,848,400   $20,689,000
                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                        ----------------------------    ----------------------------
                                                            2000            1999            2000           1999
                                                        ------------    ------------    ------------    ------------
                                                        (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Sales                                                   $ 24,125,300    $ 28,505,700    $ 68,924,800    $ 79,128,400

Cost of Sales                                             22,369,700      26,314,800      63,616,400      73,119,800
                                                        ------------    ------------    ------------    ------------
Gross Margin                                               1,755,600       2,190,900       5,308,400       6,008,600
                                                        ------------    ------------    ------------    ------------
Selling, General and Administrative Expenses:
   Non-cash amortization of prepaid consulting fee                --         276,600              --         626,700
   Other selling, general and administrative expenses      1,568,100       1,446,700       4,786,700       4,598,600
                                                        ------------    ------------    ------------    ------------
Total Selling, General and Administrative  Expenses        1,568,100       1,723,300       4,786,700       5,225,300

Research and Development                                     100,000              --         100,000              --
                                                        ------------    ------------    ------------    ------------
Total Operating Expenses                                   1,668,100       1,723,300       4,886,700       5,225,300
                                                        ------------    ------------    ------------    ------------
Income From Operations                                        87,500         467,600         421,700         783,300
                                                        ------------    ------------    ------------    ------------
Other Expense (Income):
    Litigation settlement                                   (300,000)             --        (300,000)             --
    Equity in loss in investment in Rising Edge                6,300              --           6,300              --
    Interest income on shareholder notes                      (2,300)         (2,700)         (6,800)        (10,000)
    Interest income                                          (56,400)        (40,700)       (167,000)       (126,600)
    Interest expense                                          73,700          66,600         218,300         200,400
                                                        ------------    ------------    ------------    ------------
Total Other Expense (Income)                                (278,700)         23,200        (249,200)         63,800
                                                        ------------    ------------    ------------    ------------
Income Before Income Taxes and Minority Interest             366,200         444,400         670,900         719,500
Income Taxes                                                 161,800         177,800         283,700         287,800
                                                        ------------    ------------    ------------    ------------
Income Before Minority Interest                              204,400         266,600         387,200         431,700
Minority Interest in Lea Publishing Loss                      50,300              --          50,300              --
                                                        ------------    ------------    ------------    ------------
Net Income                                              $    254,700    $    266,600    $    437,500    $    431,700
                                                        ============    ============    ============    ============

Basic and diluted earnings per share                    $       0.03    $       0.03    $       0.04    $       0.04
                                                        ============    ============    ============    ============

Basic weighted average common shares outstanding          10,100,000      10,100,000      10,100,000      10,100,000

Stock options                                                 59,700         106,700          52,200         112,100
                                                        ------------    ------------    ------------    ------------

Diluted weighted average common shares outstanding        10,159,700      10,206,700      10,152,200      10,212,100
                                                        ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,                              2000           1999
                                                          -----------    ------------
                                                          (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
  Net income                                              $   437,500    $   431,700
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Equity in loss in investment in Rising Edge                 6,300             --
    Depreciation and amortization                             153,800        137,200
    Amortization of prepaid consulting fee                         --        626,700
    Changes in operating assets and liabilities:
     Accounts receivable                                     (809,700)    (1,108,700)
     Inventories                                             (223,900)     3,156,300
     Prepaid expenses and other current assets               (418,700)      (129,700)
     Accounts and accrued expenses payable                  1,459,400       (447,500)
                                                          -----------    -----------

Net Cash Provided By Operating Activities                     604,700      2,666,000
                                                          -----------    -----------
Cash Flows From Investing Activities:
  Notes and interest receivable from shareholders              (6,800)        (7,900)
  Investments in Rising Edge and ClickRebates.com            (750,000)            --
  Deposits and other assets                                   502,200        (36,000)
  Acquisition of property and equipment                       (41,500)      (701,400)
                                                          -----------    -----------

Net Cash Used In Investing Activities                        (296,100)      (745,300)
                                                          -----------    -----------
Cash Flows From Financing Activities:
  Net increase (decrease) in floor plan inventory loans       297,700       (776,800)
  Principal payments on SBA loan                              (20,300)       (18,800)
  Principal payments on bank loan                             (14,900)       (13,500)
                                                          -----------    -----------

Net Cash Provided By (Used In) Financing Activities           262,500       (809,100)
                                                          -----------    -----------

Net Increase In Cash And Cash Equivalents                     571,100      1,111,600

Cash And Cash Equivalents, beginning of period              4,416,300      3,197,100
                                                          -----------    -----------

Cash And Cash Equivalents, end of period                  $ 4,987,400    $ 4,308,700
                                                          ===========    ===========

See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                        NOTES TO CONSOLIDATED STATEMENTS


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

In May 1998, the Company formed its Frontline Network Consulting (Frontline) division, a corporate information systems group that serves the networking and personal computer requirements of corporate customers. In July 2000, the Company formed Frontline Network Consulting, Inc. (FNC), a California corporation. Effective October 1, 2000, PMI transferred the assets and liabilities of the Frontline division to FNC.

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

In August 2000, PMI formed Pacific Magtron (GA), Inc., a Georgia corporation whose principal activity is the wholesale distribution of PMI's products in the eastern United States market.

2. FINANCIAL STATEMENT PRESENTATION AND NEW ACCOUNTING STANDARD

The accompanying consolidated financial statements at September 30, 2000 and for the three and nine-month periods ended September 30, 2000 and 1999 are unaudited. However, they have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 1999 presented in the Company's Form 10-K.

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable (o the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in ancome in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this standard to affect its financial statements.

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

During the nine months ended September 30, 2000, 130,000 options of the Company's common stock were granted to employees. No issued options were exercised during the nine months ended September 30, 2000.

4. STATEMENTS OF CASH FLOWS

Cash was paid during the nine months ended September 30, 2000 and 1999 for:

NINE MONTHS ENDING SEPTEMBER 30,                           2000           1999
                                                         --------       --------

Income taxes                                             $203,700       $386,000
                                                         ========       ========

Interest                                                 $218,300       $200,400
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

6. INVESTMENTS

In May 1999, the Company and Rising Edge Technologies, Ltd., a corporation based in Taiwan ("Rising Edge"), entered into an Operating Agreement with Lea Publishing, LLC, a California limited liability company ("Lea") formed in January 1999. The objective of Lea is to provide internet users, resellers and providers advanced solutions and applications. Lea is developing various software products. Prior to June 13, 2000, the Company and Rising Edge each owned a 50% interest in Lea. The brother of a director, officer and principal shareholder of the Company is also a director, officer and the majority shareholder of Rising Edge. The Company has no commitment to fund future losses of Lea beyond its investment or guarantee any debt that Lea may incur. On June 13, 2000, the Company purchased a 25% ownership interest in Rising Edge common stock for $500,000 from the majority shareholder of Rising Edge. As such, the Company has a 62.5% combined direct and indirect ownership interest in Lea, which requires the consolidation of Lea with the Company. The Company is accounting for its investment in Rising Edge by the equity method whereby 25% of the equity interest in the net income or loss of Rising Edge (excluding Rising Edge's portion of the results of Lea and all inter-company transactions) flows through to the Company. During the nine months ended September 30, 2000, Lea incurred a $100,800 net loss and the equity in the loss in the investment in Rising Edge was $6,300.

In November 1999, Lea entered into a software development contract with Rising Edge which calls for the development of certain internet software by Rising Edge for a $940,000 fee. Of this amount, the contract specifies that $440,000 shall be applied to services performed in 1999 and $500,000 shall be applied to services to be performed in 2000. During 1999, the Company paid $470,000 for its portion of the total fee payable under the contract. During the nine months ended September 30, 2000, Rising Edge performed $100,000 worth of services as specified under the contract. Included in prepaid expenses and other current assets at September 30, 2000 is $200,000 advanced directly to Rising Edge by the Company, representing the Company's remaining portion of the software development fees due under the contract.

In January 2000, the Company acquired in a private placement 485,900 shares of convertible preferred stock of an unrelated nonpublic company, ClickRebates.com, for approximately $250,000 under the terms of a Series A Preferred Stock Purchase Agreement. The Company's investment in ClickRebates.com, which represents approximately 8% of the $3 million preferred stock offering, is being accounted for using the cost method.

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

The following table presents information about reported segment profit or loss for the nine months ended September 30, 2000:

                                     PMI         Frontline       Lea          Totals
                                     ---         ---------       ---          ------
Revenues from external
  customers                      $63,235,300   $5,689,500(1)   $     --     $68,924,800
Segment income or (loss)
 before income taxes
 and minority interest            793,600         (15,600)     (100,800)        677,200

The following table presents information about reported segment profit or loss for the nine months ended September 30, 1999:

                                     PMI         Frontline       Lea          Totals
                                     ---         ---------       ---          ------
Revenues from external
  customers                      $76,187,500   $2,940,900(1)   $     --     $79,128,400
Segment income
  before income taxes
  and minority interest              702,200       17,300            --         719,500

The following table presents information about reported segment profit or loss for the three months ended September 30, 2000:

                                     PMI         Frontline       Lea          Totals
                                     ---         ---------       ---          ------
Revenues from external
  customers                      $22,243,700   $1,881,600(2)   $     --     $24,125,300
Segment income or (loss)
  before income taxes
  and minority interest              519,100      (45,800)     (100,800)        372,500

The following table presents information about reported segment profit or loss for the three months ended September 30, 1999:

                                     PMI         Frontline       Lea          Totals
                                     ---         ---------       ---          ------
Revenues from external
  customers                      $27,351,800   $1,153,900(2)   $     --     $28,505,700
Segment income
  before income taxes
  and minority interest              381,100       63,300            --         444,400

(1) Includes service revenues of $218,800 and $177,400 in 2000 and 1999, respectively.
(2) Includes service revenues of $113,100 and $51,100 in 2000 and 1999, respectively.

The following is a reconciliation of reportable segment income before income taxes to the Company's consolidated total:

                                                    Three months    Nine months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                        2000           2000
                                                        ----           ----

Total income before income taxes and minority
  interest for reportable segments                    $372,500       $677,200
Equity in loss in investment in Rising Edge             (6,300)        (6,300)
                                                      --------       --------
Consolidated income before income taxes
  and minority interest                               $366,200       $670,900
                                                      --------       --------

The total of reportable segment revenues equals the Company's consolidated revenues for the three and nine-month periods ended September 30, 1999.

8. LITIGATION SETTLEMENT

The Company had been involved as a plaintiff in a lawsuit involving a number of claims against a competitor. On September 27, 2000, this dispute was settled for $300,000, which is included in other income.

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

GENERAL

Pacific Magtron is an integrated solutions provider of computer-related equipment and services. The Company's primary business is the wholesale distribution of computer and related hardware components and software for personal computers to value added resellers, retailers, systems integrators, original equipment manufacturers, independent hardware and software vendors, consultants, and contractors. In May 1998, the Company formed a corporate information systems group called Frontline Network Consulting ("Frontline") which serves the networking and personal computer requirements of corporate customers. In May 1999, the Company entered into a Management Operating Agreement which provided for a 50% ownership interest in Lea Publishing, LLC, a California limited liability company ("Lea"), formed in January 1999 to develop, sell and license software designed to provide Internet users, resellers and providers advanced solutions and applications. On June 13, 2000, the Company increased its direct and indirect interest in Lea to 62.5% by completing its investment in 25% of the outstanding common stock of Rising Edge Technologies, the other 50% owner of Lea, which is a development stage company. In July 2000, the Company formed Frontline Network Consulting, Inc. (FNC), a California corporation. Effective October 1, 2000, PMI transferred the assets and liabilities of the Frontline division to FNC. In August 2000, PMI formed Pacific Magtron (GA), Inc., a Georgia corporation whose principal activity is the wholesale distribution of PMI's products in the eastern United States market.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                       -----------------      -----------------
                                        2000        1999       2000        1999
                                       -----       -----      -----       -----
Sales                                  100.0%      100.0%     100.0%      100.0%
Cost of sales                           92.7        92.3       92.3        92.4
                                       -----       -----      -----       -----
Gross margin                             7.3         7.7        7.7         7.6
Operating expenses                       6.9         6.1        7.1         6.6
                                       -----       -----      -----       -----
Income from operations                   0.4         1.6        0.6         1.0
Other (income) expense, net             (1.4)        0.1       (0.4)        0.1
Income taxes                             0.7         0.6        0.4         0.4
                                       -----       -----      -----       -----
Net income                               1.1%        0.9%       0.6%        0.5%
                                       =====       =====      =====       =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Sales for the three months ended September 30, 2000 were $24,125,300, a decrease of $4,380,400, or approximately 15%, compared to $28,505,700 for the three months ended September 30, 1999. Approximately $1,881,600 of the sales recognized by the Company during the third quarter of 2000 was attributable to the FrontLine division, an increase of $727,700, or approximately 63%, compared to $1,153,900 for the three months ended September 30, 1999 as the Company continued to focus on the development of this division's business during the period. Accordingly, there was a decrease in sales attributable to the Company's computer products group for the three months ended September 30, 2000 of $5,108,100, or approximately 19%, compared to the corresponding period of 1999. This decrease was due to the overall decline in the computer component market and the lack of any new and innovative high-demand products in the multimedia arena. Additionally, management focused on the ramp-up and expansion of its Georgia branch and other divisions during the period, which have not yet resulted in significant revenues.

Gross margin for the three months ended September 30, 2000 was $1,755,600, a decrease of $435,300 or 20%, compared to $2,190,900 for the three months ended September 30, 1999. The gross margin as a percentage of sales decreased from 7.7% for the three months ended September 30, 1999 to 7.3% for the three months ended September 30, 2000. Because our major manufacturers focused on lower margin products, our computer products division sold more lower margin products during the current period as a result of a lack of higher margin products coming onto the market from major manufactures during the third quarter of 2000. Overall, the Company's computer products division has experienced pricing pressures in selling its products. Management believes there was an excess supply of computer products during the third quarter which reduced demand and increased pressure on gross margins. Gross margin relating to the FrontLine division for the three months ended September 30, 2000 was $319,700, or 17.0% of FrontLine's sales during the same period. Gross margin relating to the FrontLine division for the three months ended September 30, 1999 was $194,400, or 16.8% of FrontLine's sales during the same period. However, since FrontLine's sales levels were relatively insignificant in relation to that of the Company's computer products group, the higher gross margin percentage earned by FrontLine had only a minor effect on the Company's gross margin during the three months ended September 30, 2000.

Operating expenses, including selling, general, administrative, research and development and amortization of prepaid consulting fee, for the three months ended September 30, 2000 were $1,668,100, a decrease of $55,200, or 3%, compared to $1,723,300 for the three months ended September 30, 1999. The decrease is primarily due to a non-cash charge of $276,600 for the amortization of a prepaid consulting fee during the three months ended September 30, 1999 which was not incurred during the same period in 2000. However, this decrease was partially offset by a $100,000 increase in research and development expenses incurred relating to the Company's majority-owned Lea subsidiary during the third quarter of 2000. Additionally, the Company incurred higher legal expenses during the three months ended September 30, 2000 in connection with successfully settling a dispute with a competitor during the period. As a percentage of sales, operating expenses increased to 6.9% for the three months ended September 30, 2000 compared to 6.1% for the three months ended September 30, 1999, which resulted from a lower coverage of the Company's fixed cost component of operating expenses during a period of decreased sales.

Income from operations for the three months ended September 30, 2000 was $87,500, a decrease of $380,100, or 81%, compared to $467,600 for the three months ended September 30, 1999. As a percentage of sales, income from operations decreased to 0.4% for the three months ended September 30, 2000 compared to 1.6% for the three months ended September 30, 1999. This decrease was primarily due to the decrease in sales and gross margin percentage during the period.

During the three months ended September 30, 2000, the Company settled a lawsuit against a competitor for $300,000 that did not occur during the three months ended September 30, 1999. Interest expense for the three months ended September 30, 2000 was $73,700, an increase of $7,100, or 11%, compared to $66,600 for the three months ended September 30, 1999. This increase was due to an increase in the floating interest rate charged on one of the Company's mortgages on its office building facility. Interest income increased from $43,400 for the three months ended September 30, 1999 to $58,700 for the three months ended September 30, 2000, an increase of $15,300, or 35%, which was principally due to higher market interest rates available for short-term investments of cash and cash equivalents.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales for the nine months ended September 30, 2000 were $68,924,800, a decrease of $10,203,600, or approximately 13%, compared to $79,128,400 for the nine months ended September 30, 1999. Approximately $5,689,500 of the sales earned by the Company during the nine months ended September 30, 2000 was attributable to the FrontLine division, an increase of $2,748,600, or approximately 93%, compared to $2,940,900 for the nine months ended September 30, 1999 as the Company continued to focus on the development of this division's business during the period. Accordingly, there was a decrease in sales attributable to the Company's computer products group for the nine months ended September 30, 2000 of $12,952,200, or approximately 17%, compared to the corresponding period of 1999. This decrease was due to the overall decline in the computer component market and the lack of any new and innovative high-demand products in the multimedia arena.

Additionally, management focused on the ramp-up and expansion of its Georgia branch and other divisions during the period, which have not yet resulted in significant revenues.

Gross margin for the nine months ended September 30, 2000 was $5,308,400, a decrease of $700,200, or 12%, compared to $6,008,600 for the nine months ended September 30, 1999. The gross margin as a percentage of sales increased from 7.6% for the nine months ended September 30, 1999 to 7.7% for the nine months ended September 30, 2000. This increase in gross margin percentage arose primarily as a result of better cost controls, including participation in more vendor rebate programs. Gross margin relating to the FrontLine division for the nine months ended September 30, 2000 was $822,900, or 14.5% of FrontLine's sales during the same period. Gross margin relating to the FrontLine division for the nine months ended September 30, 1999 was $440,300, or 15.0% of FrontLine's sales during the same period. However, since FrontLine's sales levels were relatively insignificant in relation to that of the Company's computer products group, the higher gross margin percentage earned by FrontLine had only a minor effect on the Company's gross margin during the nine months ended September 30, 2000.

Operating expenses, including selling, general, administrative, research and development and amortization of prepaid consulting fee, for the nine months ended September 30, 2000 were $4,886,700, a decrease of $338,600, or 6%, compared to $5,225,300 for the nine months ended September 30, 1999. The decrease is primarily due to a non-cash charge of $626,700 for the amortization of a prepaid consulting fee during the nine months ended September 30, 1999 which was not incurred during the same period in 2000. However, this decrease was partially offset by a $100,000 increase in research and development expenses incurred relating to the Company's majority-owned Lea subsidiary during 2000. Additionally, the Company incurred higher legal expenses during 2000 in connection with successfully settling a dispute with a competitor during the period. As a percentage of sales, operating expenses increased to 7.1% for the nine months ended September 30, 2000 as compared to 6.6% for the nine months ended September 30, 1999, which resulted from a lower coverage of the Company's fixed cost component of operating expenses during a period of decreased sales.

Income from operations for the nine months ended September 30, 2000 was $421,700, a decrease of $361,600 or 46%, as compared to $783,300 for the nine months ended September 30, 1999. As a percentage of sales, income from operations decreased to 0.6% for the nine months ended September 30, 2000 as compared to 1.0% for the nine months ended September 30, 1999. This decrease was primarily due to the 13% decrease in sales during the period.

During the nine months ended September 30, 2000, the Company settled a lawsuit against a competitor for $300,000 that did not occur during the nine months ended September 30, 1999. Interest expense for the nine months ended September 30, 2000 was $218,300, an increase of $17,900 or 9%, compared to $200,400 for the nine months ended September 30, 1999. This increase was due to an increase in the floating interest rate charged on one of the Company's mortgages on its office building facility. Interest income increased from $136,600 for the nine months ended September 30, 1999 to $173,800 for the nine months ended September 30, 2000, an increase of $37,200 or 27%, which was principally due to higher market interest rates available for short-term investments of cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through cash generated by operations and borrowings under its floor plan inventory loans.

At September 30, 2000, the Company had consolidated cash and cash equivalents totaling $4,987,400 and working capital of $8,126,800. At December 31, 1999, the Company had consolidated cash and cash equivalents totaling $4,416,300 and working capital of $7,606,700.

Net cash provided by operating activities during the nine months ended September 30, 2000 was $604,700, which reflected the net effect of an increase in accounts and accrued expenses payable, the net income for the period and depreciation and amortization that were partially offset by increases in accounts receivable, inventories and prepaid expenses and other current assets. The increase in accounts and accrued expenses payable was primarily a function of the timing of payments to vendors. Net cash provided by operating activities during the nine months ended September 30, 1999 was $2,666,000, which principally reflected the decrease in inventories, the amortization of the prepaid consulting fee and the net income for the period, which was partially offset by increases in accounts receivable, and prepaid expenses and other current assets and a decrease in accounts and accrued expenses payable. The decrease in inventories was due primarily to the Company's focus on improving its inventory turnover by balancing the inventory product mix and levels in relation to customer orders with favorable vendor terms and programs.

Net cash used in investing activities during the nine months ended September 30, 2000 was $296,100, primarily resulting from the new investments in Rising Edge and ClickRebates.com, which was partially offset by a decrease in deposits and other assets. Net cash used in investing activities was $745,300 during the nine months ended September 30, 1999, primarily reflecting cash used for improvements to the building owned and occupied by the Company to support the Company's expanding workforce.

Net cash provided by financing activities was $262,500 for the nine months ended September 30, 2000, primarily from the increase in floor plan inventory loans, which was slightly offset by the payment of the mortgage loans for the Company's facility. As of September 30, 2000, the Company had available financing in the form of a $7.0 million floor plan inventory loan that is collateralized by the inventory purchased and any proceeds from the sale of the inventory. The outstanding balance of the floor plan inventory loan at September 30, 2000 was $1,780,600 and the loan is subject to 45-day repayment terms, at which time interest begins to accrue at the prime rate (9.5% at September 30, 2000). Net cash used in financing activities was $809,100 for the nine months ended September 30, 1999, primarily from the decrease in floor plan inventory loans, as well as payment of the mortgage loans for the Company's facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to one of its bank loans with a $2,438,800 balance at September 30, 2000 which bears fluctuating interest based on the bank's 90-day LIBOR rate. The Company believes that fluctuations in interest rates in the near term would not materially affect its consolidated operating results, financial position or cash flow.

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

Date: November 14, 2000                 PACIFIC MAGTRON INTERNATIONAL CORP.,
                                        a Nevada corporation
                                        (Registrant)


                                        /s/ Theodore S. Li
                                        ----------------------------------------
                                        Theodore S. Li
                                        President, Chief Executive Officer and
                                        Treasurer (Duly authorized officer and
                                        principal accounting and financial
                                        officer)