Form 10-K
period 2000-12-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2001-04-02
CIK 1077050

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                    FOR ANNUAL REPORT AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2000

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from ________________ to _________________

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

                         Common Stock, $. .001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required tfil such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 15, 2001 the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,358,500.

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

     At March 15, 2001 the number of shares of common stock outstanding was 10,100,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12 and 13.
================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I   ....................................................................  1

  Item 1.  BUSINESS..........................................................  1

  Item 2.  PROPERTIES........................................................ 11

  Item 3.  LEGAL PROCEEDINGS................................................. 11

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 11


PART II  .................................................................... 12

  Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS............................................... 12

  Item 6.  SELECTED FINANCIAL DATA........................................... 12

  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................... 13

  Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........ 18

  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 18

  Item 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.......................................... 18


PART III .................................................................... 18


PART IV  .................................................................... 19

  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8.... 19

SIGNATURES................................................................... 20

                                     PART I

ITEM 1. BUSINESS

SUMMARY OF OUR BUSINESS

     We are a Nevada corporation and our primary business is to provide computer and information technology solutions through our operating subsidiaries, Pacific Magtron, Inc. ("PMI"), Pacific Magtron (GA), Inc. ("PMIGA") and FrontLine Network Consulting, Inc. ("FrontLine"). Founded in 1989, PMI fulfills the multimedia hardware needs of system integrators, value added resellers, retailers, original equipment manufacturers, software vendors, and Internet resellers through the wholesale distribution of computer related multimedia hardware components and software. In August 2000, we formed PMIGA for the distribution of PMI's products in the eastern United States. FrontLine serves as a corporate information services group catering to the networking and Internet infrastructure requirements of corporate clients. In January 1999 we formed Lea Publishing, L.LC, a California limited liability company ("Lea"), to develop, sell and license software designed to provide Internet users, resellers and providers advanced solutions and applications. We own a 62.5% combined indirect and direct interest in Lea, which is a development stage company.

As used in this document and unless otherwise indicated, the terms "Company," "we," and "our" refer to Pacific Magtron International Corp. and its subsidiaries.

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

OPEN SOURCING

     Another apparent reason for the growth of the wholesale distribution industry is the evolution of open sourcing during the past several years, a phenomenon specific to the United States microcomputer products wholesale distribution market. Historically, branded computer systems from large suppliers were sold in the United States only through authorized master resellers. Under this single sourcing model, resellers were required to purchase these products exclusively from one master reseller. Competitive pressures led some of the major computer suppliers to authorize second sourcing, in which resellers could purchase a supplier's product from a source other than their primary master reseller, subject to certain restrictive terms and conditions. More recently, all major manufacturers have authorized open sourcing, under which resellers can purchase the supplier's product from any source on equal terms and conditions. Open sourcing has thus blurred the distinction between wholesale distributors and master resellers, which are increasingly able to serve the same reseller base. We believe that open sourcing enables those distributors of microcomputer products which provide the highest value through superior service and pricing to be in the best position to compete for reseller customers.

INTERNET SERVICES

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

CORPORATE INFORMATION SYSTEMS CONSULTING

     Because of factors similar to those encouraging the increased reliance by target clients on wholesale distributors, corporations are increasingly looking to specialist service organizations, such as FrontLine, to support the development and maintenance of their information technology systems or networks. Accelerating technological advancement, migration of organizations toward multi-vendor distributed networks, and increased globalization of corporate activity have contributed to an increase in the sophistication of information delivery systems and interdependency of corporate computing systems. The desire by corporations to focus upon their core activities while enjoying the benefits of such multi-vendor distributed networks, together with increasing skill shortages within the information technology industry, have led businesses to increasingly outsource the development and maintenance of their computing systems to network consulting professionals.

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

     Due primarily to regulatory issues, the business of Wildfire did not develop as expected, and as a result, Wildfire closed its marketing operations in the fall of 1997. At that time, Wildfire began searching for new business opportunities, and on July 16, 1998, the Board of Directors of Wildfire recommended the acquisition of Pacific Magtron, Inc. ("PMI") to Wildfire's shareholders. PMI, a California corporation incorporated on August 11, 1989, had established itself in the computer products wholesale distribution industry as a privately held company. The shareholders of Wildfire and PMI approved the transaction, and Wildfire issued 9,000,000 shares of its common stock in consideration for all of the outstanding shares of PMI. As a result, the former shareholders of PMI became the controlling shareholders of Wildfire. No securities were registered in connection with the transaction. Immediately prior to the transaction, Wildfire effected a two-for-three reverse stock split of its 1,500,000 outstanding shares of common stock. Upon consummation of the acquisition, Wildfire changed its name to Pacific Magtron International Corp., and PMI continued its business operations as our wholly-owned subsidiary.

PRODUCTS AND SERVICES

     We operate in three business divisions. Our computer products group operates through two wholly-owned subsidiaries under the names Pacific Magtron, Inc. and Pacific Magtron (GA), Inc., our corporate information systems group operates as a majority-owned subsidiary known as FrontLine Network Consulting, Inc. and our software development and publishing group, Lea Publishing, L.L.C., operates as a majority-owned subsidiary.

PACIFIC MAGTRON, INC. AND PACIFIC MAGTRON (GA), INC. - COMPUTER PRODUCTS

     Through PMI and PMGIA we distribute a wide range of computer products, including components and multimedia and systems networking products. We also provide vertical solutions for systems integrators and Internet resellers by combining or "kitting" our products. Our computer products group offers our customers a broad inventory of more than 1,800 products from approximately 30 manufacturers. This wide assortment of vendors and products meets our customers' needs for a cost effective link to multiple vendors' products through a single source. Among the products that we distribute are systems and networking peripherals, and components such as high capacity storage devices, a full range of optical storage devices such as CM-ROMS, DVDs and CD recorders, sound cards, video cards, small computer systems interface components, video phone solutions, floppy and hard disk drives, and other miscellaneous items such as audio cabling devices and zip drives for desktop and notebook computers.

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

     CREDIT TERMS: We offer various credit terms including open account, flooring arrangements, and credit card payment to qualifying customers. We closely monitor our customers' creditworthiness, and in most markets, utilize various levels of credit insurance to control credit risks and enable us to extend higher levels of cWe also established reserves for estimated credit losses in the normal course of business.

FRONTLINE NETWORK CONSULTING - CORPORATE INFORMATION SYSTEMS

     We formed FrontLine in May 1998 to serve the growing needs of our corporate customers with respect to their computer systems and networking needs. We provide a broad range of products and services to our customers through this majority-owned subsidiary, including advanced enterprise consulting, local area and wide area network design, hardware and software troubleshooting and testing, and complete Internet business solutions. Our capabilities include the capacity to provide our customers with fully integrated solutions to computing and networking needs from initial consulting to network design, procurement, testing and installation to continuing technical support services. Our corporate customers engage us to provide them with network and computing solutions through the following types of services:

          INTEGRATION SERVICES: Our integration center provides a static free environment where customized hardware testing and peripheral installations are performed. The expertise of our integration team, along with the flexibility of the monorail system used in the integration center, gives us the capability to create completely integrated networking schemes on any available topology.

          NETWORK CONSULTING: We provide network planning, design and implementation focused on multi- service, Virtual Private Networks (VPN), e-commerce and wireless applications. We also offer network security consulting that includes policy planning, security system design, implementation, testing and certification.

          OPERATIONS MANAGEMENT: We provide administration, optimization and appropriate outsourcing services.

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

          TECHNICAL SERVICES: Many of our customers technical service needs go beyond merely fixing hardware. Our technicians provide a range of technical support from on-site service to carry in depot service. Among the technical services we provide are: asset management with inventory tracking and virus check services; on site desktop support; warranty verification and tracking; and desktop deployment and installation. We also provide end user support services providing remote monitoring, staff augmentation and help desk functions.

          FRONTLINE STRATEGIC PARTNERSHIPS: One of the factors that permits us to provide our FrontLine corporate customers with a high level of service is the development of strategic supply partnerships with leading manufacturers such as CISCO Systems, Hewlett-Packard, AT&T, Nokia, Microsoft, IBM, Novell, 3Com and others. Certification from these manufacturers is based on their recognition of our expertise at implementing their client computing solutions, and allows us to offer our customers the products that they are currently using, along with continuous education regarding each product and the applications for which it is used. We believe that forming relationships with suppliers is important in providing us with credibility in contacting large corporate clients. These relationships also provide us with access to the resources and support of these suppliers in FrontLine's initial sales and marketing efforts, and in the post-sale and installation stages.

LEA PUBLISHING, L.L.C. - SOFTWARE DEVELOPMENT AND PUBLISHING

     In January 1999 we formed Lea to develop, sell and license software designed to provide advanced solutions and applications for Internet users, resellers and providers. We and Rising Edge Technology, Inc., a Taiwanese software development company formed in 1996 ("Rising Edge"), each owned 50% of Lea. Michael Lee, the brother of Hui "Cynthia" Lee, is the president, a director and the other majority shareholder of Rising Edge. On June 13, 2000, we purchased a 25% ownership interest in Rising Edge from Mr. Lee for $500,000. Our combined direct and indirect holdings in Lea therefore increased to 62.5%. Theodore Li and Hui Lee, both of whom are our directors, officers and principal shareholders, are the managers of Lea.

     During fiscal 1999 we invested approximately $470,000 in Lea, which was paid to Rising Edge pursuant to a software development agreement for its services in developing Lea's first software product. We have terminated this software developing agreement and Rising Edge refunded $200,000 of our fee payment in January 2001. We expect that additional resources will be necessary to continue to finance this development, which will continue this year. We plan on developing this product on our own. We may elect or be required to raise funds, through a credit facility from banks or other financial institutions, or through sale of our equity or debt securities to fund Lea's activities this year.

     Lea Publishing plans to release its WEBChat Internet based application to beta testers. It has completed final internal testing on WEBChat. This product is designed to provide users instant, realtime, point-to-point communication while browsing a company's web pages. WEBChat is targeted for final commercial release in the summer after successfully completing the beta testing.

     WEBChat is an application that allows any company providing products or services via the Internet to provide a direct, realtime link between the company's staff and its customers while the user is still "captured" oit website. The possible uses for WEBChat range from customer sales to service, technical or helpdesk support functions. WEBChat allows this to be accomplished while the user is viewing the company's products or services on its website.

     WEBChat emulates a telephone system and therefore can perform "least busy" routing, call forwarding, call waiting, messaging and many other functions via the Internet in a realtime chat mode. This will allow the responding staff to handle multiple calls or chat sessions simultaneously, thus shortening the wait time for their customers. In addition, WEBChat will eliminate the need for a user to send e-mail to the company and having to wait for a reply, by which time the user is no longer accessing the site and may have already lost interest in buying from the site.

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

     * actively focusing on building our international sales through advertising in international markets; and

     *    implementing an e-commerce strategy.

     Our strategy for developing FrontLine's business includes:

     * continuing to seek certification from additional suppliers, and actively contacting potential corporate customers that need to implement, enhance, or replace their management information systems; and

     * increasing our partnering relationships with independent technology consultants, which will provide us with access to a new customer base and provide us with additional consulting talent.

     Our strategy for Lea to enter in the software publishing field includes:

     * continuing to develop, test and test market one or more proprietary software products designed to provide advanced solutions and applications for Internet users, resellers and providers; and

     * given acceptable test market results, we intend to release, market and distribute such products on a regional and then national basis.

     In addition to expanding our computer products, corporate information systems and software development and publishing groups, we also intend to utilize our management's extensive network of industry contacts to explore possible acquisition candidates and opportunities. There can be no assurance that we will identify any acquisition opportunities, or if such opportunities are presented, that they can be acquired on acceptable terms and conditions.

SALES AND MARKETING

     Our sales are generated by a telemarketing sales force, which consisted of approximately 23 persons as of March 1, 2001 in our offices located in Milpitas, California and 11 persons in our Georgia branch.

     The sales force is organized in teams generally consisting of a minimum of three people. We believe that teams provide superior customer service because customers can contact one of several people. Moreover, the long- term nature of our customer relationships is better served by teams that increase the depth of the relationship and improve the consistency of service.

     We provide compensation incentives to our salespeople, thus encouraging them to increase their product knowledge and to establish long-term relationships with existing and new customers. Customers can contact their salespersons using a toll-free number. Salespeople initiate calls to introduce our existing customers to new products and to solicit orders. In addition, salespeople seek to develop new customer relationships by using targeted mailing lists and vendor leads.

     The telemarketing salespeople are supported by a variety of marketing programs. For example, we regularly sponsor promotions for our resellers where we have new product offerings and discuss industry developments as well as regular training sessions hosted by manufacturers. Also, our in-house marketing staff prepares catalogs that list available products and routinely produces marketing materials and advertisements.

     Our salespeople are able to analyze our available inventory through a sophisticated management information system and recommend the most appropriate cost-effective systems and hardware for each customer, whether a full-line retailer or an industry-specific reseller.

     We pride ourselves on being service oriented and have a number of on-going value-added services intended to benefit both our vendors and their resellers. We train members of the sales staff through intensive i house sales training programs, along with vendor-sponsored product seminars. This training helps our sales people provide our customers with product information, answer our customers' questions about important new product considerations, such as compatibility and capability, and to advise which products meet specific performance and price criteria. The core competency our sales people develop about the products they sell supplements the sophisticated technical support and configuration services we provide. Salespeople who are knowledgeable about the products they sell often can assist in the configuration of microcomputer systems according to specifications given by the resellers. We believe that our salespeople's ability to listen to a reseller's needs and recommend a cost-efficient solution strengthens the relationship between the salesperson and his or her reseller and promotes customer loyalty to a vendor's products. In addition, we provide such other value-added services as new product descriptions and technical education programs for resellers.

     We continually evaluate our product mix and the needs of our customers in order to minimize inventory obsolescence and carrying costs. Our rapid delivery terms are available to all of our customers, and we seek to pass through our cost effective shipping and handling expenses to our customers.

SUPPLIERS

     SOURCES OF SUPPLY: Our strong financial and industry positions have enabled us to obtain contracts with many leading manufacturers, including Creative Labs, Logitech, Matrox, Toshiba, Sony, Yamaha and TEAC. We purchase our products directly from such manufacturers, generally on a non-exclusive basis. We believe that our agreements with the manufacturers are in forms customarily used by each manufacturer. The agreements typically contain provisions allowing termination by either party without prior notice, and generally do not require us to sell a specific quantity of products or restrict us from selling products manufactured by competitors. As a result, we generally have the flexibility to terminate or curtail sales of one product line in favor of another product line if we consider it appropriate to do so because of technological change, pricing considerations, product availability, customer demand or vendor distribution policies.

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

COMPETITION

WHOLESALE DISTRIBUTION

     We operate in a market characterized by intense competition, both in the United States and internationally. Competition within the wholesale distribution industry is based on product availability, credit availability, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, ability to tailor specific sto customer needs, quality and breadth of product lines and services, and the availability of product and technical support information. We believe that we are equipped to compete effectively with other distributors in these areas. Principal regional competitors in the wholesale distribution industry include Greenleaf Distribution, Asia Source and Synnex Information Technology, Inc., all of which are privately held companies. Ingram Micro Inc. and Tech Data Corporation are among our principal regional and multi-regional publicly held competitors. We also compete with manufacturers that sell directly to resellers and end-users. Nearly all of our competitors are larger and have greater financial and other resources.

FRONTLINE

     Competition within the corporate information systems industry is based primarily on flexibility in providing customized network solutions, resources and contracts to provide products for integrated systems and consultant and employee expertise needed to optimize network performance and stability. Our principal competitors in the corporate information systems industry include MicroAge and SARCOM. Most of our competitors have greater financial and other resources.

EMPLOYEES

     At March 1, 2001, we had approximately 106 full time employees, all of whom are non-union, and three executive officers. We believe that our employee relations are good.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

ABILITY TO RESPOND TO TECHNOLOGICAL CHANGES

     The market for computer systems and products is characterized by constant technological change, frequent new product introductions and evolving industry standards. Our future success is dependent upon the continuation of a number of trends in the computer industry, including the migration by end-users to multi-vendor and multi- system computing environments, the overall increase in the sophistication and interdependency of computing technology, and a focus by managers on cost-efficient information technology management. These trends have resulted in a movement toward outsourcing and an increased demand for product and support service providers that have the ability to provide a broad range of multi-vendor product and support services. There can be no assurance these trends will continue into the future. Our failure to anticipate or respond adequately to technological developments and customer requirements could have a material adverse effect on our business, operating results and financial condition.

INVENTORY VALUE

     As a distributor, we incur the risk that the value of our inventory will be adversely affected by industry wide forces. Rapid technology change is commonplace in the industry and can quickly diminish the marketability of certain items, whose functionality and demand decline with the appearance of new products. These changes and price reductions by vendors may cause rapid obsolescence of inventory and corresponding valuation reductions in that inventory. We currently seek provisions in the vendor agreements common to industry practice that provide price protections or credits for declines in inventory value and the right to return unsold inventory. No assurance can be given, however, that we can negotiate such provisions in each of our contracts or that such industry practice will continue.

RISKS OF OUR ACQUISITION STRATEGY

     A key element of our strategy for the future is to expand through acquisition of companies that have complimentary businesses, that can utilize or enhance our existing capabilities and resources, that expand our geographic presence or that expand our range of services or products. As a result, we have started to evaluate potential acquisition opportunities. Some of these may be large in size or scope when compared to our size. Moreover, we are always evaluating potential acquisition prospects.

     Acquisitions involve a number of special risks, some of which include:

     * the time associated with identifying and evaluating acquisition candidates;

     * the diversion of management's attention by the need to integrate the operations and personnel of the acquired businesses into our own business and corporate culture;

     * the incorporation of the acquired products or services into our products and services;

     *    possible adverse short-term effects on our operating results;

     *    the realization of acquired intangible assets; and

     *    the loss of key employees of the acquired companies.

     In addition to the foregoing risks, we believe that we will see increased competition for acquisition candidates in the future. Increased competition for candidates could raise the cost of acquisitions and reduce the number of attractive candidates. We cannot assure you that we will be able to identify additional suitable acquisition candidates, consummate or finance any such acquisitions, or integrate any such acquisition successfully into our operations.

NEED FOR ADDITIONAL  CAPITAL

     We presently have insufficient working capital to pursue our business plan involving acquisitions and expansion of our service and product offerings. We must obtain additional financing to complete the development, testing, and marketing of Lea Publishing's software products, to continue to expand our distribution business, and to develop our FrontLine business. We also intend to pursue new markets and the growth of our business through acquisitions. We can give no assurance that we will be able to obtain additional capital or, if available, that such capital will be available at terms acceptable to us.

WARRANTIES

     Our suppliers generally warrant the products that we distribute and allow us to return defective products, including those that have been returned to us by customers. We do not independently warrant the products that we distribute, except that we do warrant services provided in connection with the products that we configure for customers and that we build to order from components purchased from other sources.

COMPETITION

     All aspects of our business are highly competitive. Competition within the computer products distribution industry is based on product availability, credit availability, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and the availability of product and technical support information. We also compete with manufacturers that sell directly to resellers and end-users.

     Competition within the corporate information systems industry is based primarily on flexibility in providing customized network solutions, resources and contracts to provide products for integrated systems and consultant and employee expertise needed to optimize network performance and stability.

     A number of our competitors in the computer distribution industry, and most of our competitors in the information technology consulting industry, are substantially larger and have greater financial and other resources than we do.

RECRUITMENT AND RETENTION OF TECHNICAL PERSONNEL

     Our success depends upon our ability to attract, hire and retain technical personnel who possess the skills and experience necessary to meet our personnel needs and staffing requirements of our clients. Competition for individuals with proven technical skills is intense, and the computer industry in general experiences a high rate of attrition of such personnel. We compete for such individuals with other systems integrators and providers of outsourcing services, as well as temporary personnel agencies, computer systems consultants, clients and potential clients. Failure to attract and retain sufficient technical personnel would have a material adverse effect on our business, operating results and financial condition.

DEPENDENCE UPON CONTINUED MANUFACTURER CERTIFICATION

     The future success of FrontLine depends in part on our continued certification from leading manufacturers. Without such authorizations, we would be unable to provide the range of services currently offered. There can be no assurance that such manufacturers will continue to certify us as an approved service provider, and the loss of one or more of such authorizations could have a material adverse effect on FrontLine and thus to our business, operating results and financial condition.

DEPENDENCE UPON SUPPLIERS

     One supplier accounted for approximately 16%, 20% and 18% of our total purchases for the years ended December 31, 2000, 1999 and 1998, respectively. During the years ended December 31, 1999 and 1998, one additional supplier located in Taiwan accounted for approximately 11% and 13%, respectively, of our total purchases. Although we have not experienced significant problems with suppliers, there can be no assurance that such relationships will continue or, in the event of a termination of our relationship with any given supplier, that we would be able to obtain alternative sources of supply on comparable terms without a material disruption in our ability to provide products and services to our clients. This may cause a possible loss of sales that could adversely affect our business, financial condition and operating results.

INSURANCE AND POTENTIAL EXCESS LIABILITY

     The nature of our corporate information systems engagements expose us to a variety of risks. Many of our engagements involve projects that are critical to the operations of a client's business. Our failure or inability to meet a client's expectations in the performance of services or to do so in the time frame required by such client could result in a claim for substantial damages, regardless of whether we were responsible for such failure. We are in the business of employing people and placing them in the workplace of other businesses. Therefore, we are also exposed to liability with respect to actions taken by our employees while on assignment, such as damages caused by employee errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. Although we maintain general liability insurance coverage, there can be no assurance that such coverage will continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, operating results and financial condition.

DEPENDENCE ON KEY PERSONNEL

     Our continued success will depend to a significant extent upon our senior management, including Theodore Li, President and Hui "Cynthia" Lee, Executive Vice President and head of sales operations, and Steve Flynn, general manager of FrontLine. The loss of the services of Messrs. Li or Flynn or Ms. Lee, or one or more other key employees, could have a material adverse effect on our business, financial condition or operating results. We do not have key man insurance on the lives of any of members of our senior management.

PURSUIT OF NEW BUSINESS THROUGH LEA PUBLISHING

     We plan to enter the proprietary software development business through Lea Publishing. We have limited experience in developing commercial software products. We have conducted no independent, formal market studies regarding the demand for the software currently in development and planned to be developed. We have, however, conducted informal surveys of our customers and have relied on business experience in evaluating this market. Further, while we have experience in marketing computer related products, we have not marketed software or a proprietary line of our own products. This market is very competitive and nearly all of the software publishers or distributors with whom Lea Publishing will compete have greater financial and other resources than Lea Publishing. There can be no assurance Lea Publishing will be successful in developing commercial software products, or even if Lea Publishing develops such products, that it will find market acceptance for them. Finally, there can be no assurance that Lea Publishing will generate a profit for us.

ECONOMIC AND GENERAL RISKS OF OUR BUSINESS

     Our success will depend upon factors that may be beyond our control and cannot clearly be predicted at this time. Such factors include general economic conditions, both nationally and internationally, changes in tax laws, fluctuating operating expenses, changes in governmental regulations, including regulations imposed under federal, state or local environmental laws, labor laws, and trade laws and other trade barriers.

ITEM 2. PROPERTIES

     We own property located at 1600 California Circle, Milpitas, California 95035, which was subject to mortgages in the amount of $3,337,600 at December 31, 2000. Of this amount, $2,433,700 is subject to bank financing which bears interest at the bank's 90-day LIBOR rate (6.875% as of December 31, 2000) plus 2.5% and is secured by a deed of trust on the property. The remaining $903,900 is subject to a Small Business Administration loan which bears interest at a 7.569% rate and is secured by the underlying property. This property of 3.31 acres includes a 44,820 square foot building. The building contains our executive office and warehouse and we believe it is suitable for the current size and the nature of our operations. We lease a building in Georgia to house our branch office pursuant to a three year operating lease which expires October 31, 2003. We have an option to renew this lease for an additional three-year term. Future lease minimum payments for 2001, 2002 and 2003 are estimated to be $100,700, $103,600 and $88,500, respectively.

ITEM 3. LEGAL PROCEEDINGS

     We are not involved as a party to any legal proceeding other than various claims and lawsuits arising in the normal course of our business, none of which, in our opinion, is individually or collectively material to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matter to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the Nasdaq SmallCap Market. It first traded on the Nasdaq SmallCap Market on January 31, 2000, and prior to such date our common stock was traded on the OTC Bulletin Board. Our stock first traded on the OTC Bulletin Board on July 28, 1998. The following table shows the high and low sale prices in dollars per share for the last two years as reported by the Nasdaq Small Cap Market and the OTC Bulletin Board. These prices may not be the prices that you would pay to purchase a share of our common stock during the periods shown.

                                                        High            Low
      Fiscal Year Ended December 31, 2000              ------         ------
        First Quarter                                  $ 8.25         $ 4.88
        Second Quarter                                   6.56           3.31
        Third Quarter                                    4.50           1.50
        Fourth Quarter                                   4.25           0.88

      Fiscal Year Ended December 31, 1999
        First Quarter                                  $11.25         $ 4.63
        Second Quarter                                  12.38           8.25
        Third Quarter                                   10.00           6.75
        Fourth Quarter                                   7.75           5.00

     We had 139 stockholders of record of our common stock as of December 31, 2000.

DIVIDEND POLICY

     We have not paid dividends on our common stock. It is the present policy of our Board of Directors to retain future earnings to finance the growth and development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, capital requirements, earnings, liquidity, other factors that our Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following table contains certain selected financial data and we refer you to the more detailed consolidated financial statements and the notes thereto provided in Part IV of this Form 10-K. The financial data as of and for the years ended December 31, 2000, 1999 and 1998, has been derived from our consolidated financial statements, which were audited by BDO Seidman LLP. The financial data as of and for the years ended December 31, 1997 and 1996, has been derived from our consolidated financial statements, which were audited by Meredith, Cardozo, Lanz and Chiu LLP.

                                                             Fiscal Year Ended December 31
                                   ------------------------------------------------------------------------
                                       2000           1999           1998           1997           1996
Statement of Operations Data       ------------   ------------   ------------   ------------   ------------
Net Sales                          $ 88,872,700   $104,938,700   $105,431,200   $ 96,388,500   $ 94,256,600
Net Income                              121,800        827,300      1,775,700      1,246,900      2,363,400
Net Income per share to Common
Shareholders - Basic and Diluted           0.01           0.08           0.19           0.14           0.26

                                                           Fiscal Year Ended December 31
                                   ------------------------------------------------------------------------
                                       2000           1999           1998           1997           1996
Balance Sheet Data                  ------------   ------------   ------------   ------------   ------------
Current Assets                      $15,335,200    $15,221,100    $16,886,600    $10,847,800    $ 9,951,600
Current Liabilities                   7,710,800      7,614,400      8,955,100      5,116,900      5,652,900
Total Assets                         20,861,100     20,689,000     21,108,400     15,019,500     10,929,100
Long-Term Debt                        3,286,200      3,337,600      3,377,100      3,428,400             --
Total Liabilities                    11,003,300     10,953,000     12,363,700      8,576,300      5,842,600
Shareholders' Equity                  9,857,800      9,736,000      8,744,700      6,443,200      5,086,500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The accompanying discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which are included elsewhere in this Annual Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control include, but are not limited to, technological changes, our acquisition strategy, our need for additional capital, insurance and potential excess liability, diminished marketability of inventory, increased warranty costs, competition, recruitment and retention of technical personnel, dependence on continued manufacturer certification, dependence on certain suppliers, risks associated with the projects in which we are engaged to complete, the risks associated with Lea, risks associated with our investments in Rising Edge and Target First and dependence on key personnel.

GENERAL

     We provide solutions to customers in several synergetic and rapidly growing segments of the computer industry. To capture the expanding corporate IT infrastructure market, we established the FrontLine Network Consulting ("FrontLine") division in 1998 to provide professional services to mid-market companies focused on consulting, implementation and support services of Internet technology solutions. This division was incorporated as a separate subsidiary during 2000. We also invested in a 50%-owned joint software venture, Lea Publishing, L.L.C. ("Lea"), in 1999 to focus on Internet-based software application technologies to enhance corporate IT services. Lea is a development stage company. In June 2000, we increased our direct and indirect interest in Lea to 62.5% by completing our purchase of 25% of the outstanding common stock of Rising Edge Technologies, Ltd., the other 50% owner of Lea. Finally, our other subsidiaries, Pacific Magtron, Inc. (PMI) and Pacific Magtron (GA), Inc. (PMIGA), provide the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEM's and systems integrators. PMIGA commenced operations in October 2000 and distributes PMI's products in the southeastern United States market. As used herein and unless otherwise indicated, the terms "Company" "we" and "our" refer to Pacific Magtron International Corp. and each of our subsidiaries.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                                      Year Ended December 31,
                                                     -------------------------
                                                      2000      1999      1998
                                                     -----     -----     -----
Sales                                                100.0%    100.0%    100.0%
Cost of sales                                         92.1      91.9      93.3
                                                     -----     -----     -----
Gross margin                                           7.9       8.1       6.8
Operating expenses                                     7.9       6.5       3.8
                                                     -----     -----     -----
Income from operations                                 0.0       1.6       2.9
Other income (expense) and minority interest, net      0.2      (0.3)     (0.1)
Income taxes                                           0.1       0.5       1.1
                                                     -----     -----     -----
Net income                                             0.1%      0.8%      1.7%
                                                     =====     =====     =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Sales for the year ended December 31, 2000 were $88,872,700, a decrease of $16,066,000, or approximately 15%, compared to $104,938,700 for the year ended December 31, 1999. Approximately $8,105,500 of the sales recognized by us for the year ended December 31, 2000 were attributable to the FrontLine division/subsidiary, an increase of $3,404,800, or approximately 72%, compared to $4,700,700 for the year ended December 31, 1999 as we continued to focus on the development of FrontLine's business during the year. The FrontLine division was spun off as a separate entity effective October 1, 2000 to better serve the networking and personal computer requirements of corporate customers. There was a decrease in sales attributable to our computer products subsidiaries, including PMI and PMIGA, for the year ended December 31, 2000 of $19,470,800, or approximately 19%, compared to the previous year. Sales recognized by PMIGA were approximately $1,156,900 since its commencement of operations in October 2000 through December 31, 2000. The decrease was due to the overall decline in the computer component market and the lack of any new and innovative high-demand products in the multimedia arena during a period of economic slowdown. In addition, we believe that the uncertainty regarding the economy in 2001 depressed sales during the fourth quarter of 2000 as customers were delaying their buying decisions.

     Gross margin for the year ended December 31, 2000 was $7,052,000, a decrease of $1,431,900 or 17%, compared to $8,483,800 for the year ended December 31, 1999. The gross margin as a percentage of sales decreased from 8.1% for the year ended December 31, 1999 to 7.9% for the year ended December 31, 2000. Because our major manufacturers focused on lower margin products, our computer products division sold more lower margin products during the last half of 2000. Additionally, our computer products division experienced pricing pressures in selling its products. We believe that because of the economic slowdown, there was an excess supply of computer products during the last half of 2000 which reduced demand and increased pressure on gross margins. Gross margin relating to FrontLine for the year ended December 31, 2000 was $962,700, or 12% of FrontLine's sales during the same period as compared to $665,800, or 14% of FrontLine's sales during the year ended December 31, 1999. This decrease in gross margin was primarily a result of pricing pressures. Since FrontLine's sales levels accounted for only 9% and 4% of our consolidated sales in 2000 and 1999, respectively, the gross margin percentage earned by FrontLine had only a minor effect on our overall gross margin in both years. Gross margin relating to PMIGA in 2000 was $58,900, or 5.1% of PMIGA's sales.

     Operating expenses, including selling, general, administrative and research and development expense, for the year ended December 31, 2000 were $7,041,800, an increase of $240,000, or 4%, compared to $6,801,800 for the year ended December 31, 1999. Although we implemented cost cutting measures in anticipation of the economic slowdown, expenses increased primarily due to the continued growth of our FrontLine operations and the commencement of the new PMIGA operations during the fourth quarter of 2000 which resulted in the recognition of an additional $197,000 in startup expenses. For the year ended December 31, 2000, we also increased spending for professional services to assist in the formation of an acquisition strategy for the upcoming year and to successfully settle a dispute with a competitor in September 2000. In addition, there was a $100,000 increase in research and development expenses incurred relating to our majority-owned Lea subsidiary during 2000. These increases were partially offset by a $557,900 decrease resulting from a non-cash charge in 1999 for the amortization of a prepaid consulting fee which did not occur in 2000. As a percentage of sales, operating expenses increased to 7.9% for the year ended December 31, 2000 as compared to 6.5% for the year ended December 31, 1999 resulting from an increase in our fixed operating expenses during a period of decreased sales.

     Income from operations for the year ended December 31, 2000 was $10,200, a decrease of $1,671,900 or 99%, as compared to $1,682,100 for the year ended December 31, 1999. As a percentage of sales, income from operations decreased to 0.00% for the year ended December 31, 2000 as compared to 1.6% for the year ended December 31, 1999. This decrease was mainly due to the 4% increase in operating expenses and the 15% decrease in sales experienced during the year ended December 31, 2000.

     During the year ended December 31, 2000, we settled a lawsuit against a competitor and recognized a gain of $300,000. Interest expense for the year ended December 31, 2000 was $296,000, an increase of $26,200 or 10%, compared to $269,800 for the year ended December 31, 1999. This increase was due to an increase in the floating interest rate charges on one of our mortgages on our office building facility. Interest income increased from $194,900 for the year ended December 31, 1999 to $227,300 for the year ended December 31, 2000, an increase of $32,400 or 17%, which was principally due to better cash management and higher market interest rates available for short-term investments in cash and cash equivalents. During the year ended December 31, 2000, our equity in loss in our newly acquired investment in Rising Edge was $32,000. During the year ended December 31, 1999, our equity in loss in our investment in Lea was $222,400.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Sales for the year ended December 31, 1999 were $104,938,700, a decrease of $492,500, or approximately 0.5%, compared to $105,431,200 for the year ended December 31, 1998. Approximately $4,700,700 of the sales recognized by us for the year ended December 31, 1999 were attributable to the FrontLine division that was formed in May 1998 to serve the networking and personal computer requirements of corporate customers. Sales recognized by our FrontLine division were $1,524,000 for the year ended December 31, 1998. Thus, there was a decrease in sales attributable to our computer products division for the year ended December 31, 1999 of $3,669,200, or approximately 4%, compared to the corresponding period of the previous year as we focus our efforts on improving gross margin. In addition, the uncertainty regarding the impact of the Year 2000 issue slightly depressed sales during the fourth quarter of 1999 as customers were delaying their buying decisions.

     Gross margin for the year ended December 31, 1999 was $8,483,900, an increase of $1,355,700, or 19%, compared to $7,128,200 for the year ended December 31, 1998. The gross margin as a percentage of sales increased from 6.8% for the year ended December 31, 1998 to 8.1% for the year ended December 31, 1999. This increase is primarily due to better cost controls, including participation in more vendor rebate programs, and an increased focus on marketing products with a higher gross margin. Gross margin relating to the FrontLine division for the year ended December 31, 1999 was $665,800, or 14%, of FrontLine's sales during the same period as compared to $163,000, or 11%, of FrontLine's sales during the year ended December 31, 1998. However, since FrontLine's sales levels were relatively insignificant in relation to that of our computer products group, the higher gross margin percentage earned by FrontLine had only a minor effect on the overall increase in our gross margin for the year ended December 31, 1999.

     Operating expenses, including selling, general, administrative and amortization of prepaid consulting fee, for the year ended December 31, 1999 were $6,801,800, an increase of $2,753,600, or 68%, compared to $4,048,200 for the year ended December 31, 1998. The noted increase is primarily a result of the hiring of additional personnel to support the expansion of our FrontLine business segment and establishment of the management infrastructure. In addition, we incurred additional expenses in 1999 in connection with the transition to a publicly traded company and a non-cash charge of $557,900 (as compared to $117,100 during the corresponding period in 1998) for the amortization of a prepaid consulting fee. As a percentage of sales, operating expenses increased to 6.5% for the year ended December 31, 1999 as compared to 3.8% for the year ended December 31, 1998 resulting from an increase in our fixed cost component of operating expenses.

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

     Interest expense for the year ended December 31, 1999 was $269,800, a decrease of $8,800, or 3%, compared to $278,600 for the year ended December 31, 1998. This decrease was due to a decrease in the balance of our mortgage on our office building facility as a result of scheduled principal payments. Interest income increased from $177,400 for the year ended December 31, 1998 to $194,900 for the year ended December 31, 1999, an increase of $17,500, or 10%, which was principally due to higher market interest rates available for short-term investments in cash and cash equivalents.

     During 1999, our new equity investment, Lea Publishing, L.L.C. , incurred a $444,800 net loss, of which 50%, or $222,400, flowed through to us.

UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for 2000 and 1999 is as follows:

                                                                                   Quarter
                                                         --------------------------------------------------------
2000                                                        First          Second         Third         Fourth
- ----                                                     -----------    -----------    -----------    -----------
Sales                                                    $22,815,200    $21,984,300    $24,125,300    $19,947,900
Gross profit                                               1,781,800      1,771,000      1,755,600      1,743,600
Net income (loss)                                             60,800        122,000        254,700       (315,700)
Basic and diluted earnings (loss) per common share (1)   $      0.01    $      0.01    $      0.03    $     (0.03)

                                                                                   Quarter
                                                        --------------------------------------------------------
1999                                                      First          Second          Third           Fourth
- ----                                                    -----------    -----------    -----------    -----------
Sales                                                   $26,580,300    $24,042,400    $28,505,700    $25,810,300
Gross profit                                              1,901,500      1,916,200      2,190,900      2,475,300
Net income                                                   92,900         72,200        266,600        395,600
Basic and diluted earnings per common share (1)         $      0.01    $      0.01    $      0.03    $      0.04

(1) Earnings (loss) per share are computed independently for each of the quarters presented. The sum of the quarterly earnings per share in 2000 and 1999 does not equal the total computed for the year due to rounding.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through cash generated by operations and borrowings under our floor plan inventory loans.

     At December 31, 2000, we had consolidated cash and cash equivalents totaling $4,874,200 and working capital of $7,624,400. At December 31, 1999, we had consolidated cash and cash equivalents totaling $4,416,300 and working capital of $7,606,700.

     Net cash provided by operating activities for the year ended December 31, 2000 was $1,161,500, which principally reflected the decrease in accounts receivable, increase in accrued expenses, depreciation and amortization, and net income during the year, which was partially offset by the increases in inventories and prepaid expenses and other current assets. Net cash provided by operating activities for the year ended December 31, 1999 was $3,582,800, which principally reflected the decrease in inventories, the non-cash consulting fee expense, and the net income for the year, which was partially offset by an increase in accounts receivable and a decrease in accounts payable.

     Net cash used in investing activities was $502,900 for the year ended December 31, 2000, primarily resulting from the new investments in Rising Edge and TargetFirst, Inc. as well as acquisitions of computer equipment and various assets for PMIGA. Net cash used in investing activities for the year ended December 31, 1999 was $1,498,900, primarily resulting from improvements made to our building.

     Net cash used in financing activities was $200,700 for the year ended December 31, 2000, primarily from the decrease in the floor plan inventory loan as well as payment of the mortgage loans for our facility. As of December 31, 2000, we had available financing in the form of a $7.0 million floor plan inventory loan (including a fully used sub-limit of $1.0 million standby letter of credit) which was collateralized by the inventory purchased and any proceeds from the sale of the inventory the ("Original Loan"). The outstanding balance of the Original Loan at December 31, 2000 was $1,329,500 and it was subject to 45-day repayment terms, at which time interest began to accrue at the prime rate (9.5% at December 31, 2000). The Original Loan was held by Finova Capital Corporation, which has filed for bankruptcy. We are in the process of obtaining a commitment for similar financing from a new lender, and anticipate this new financing to be subject to similar terms as our Original Loan, except borrowings are expected to be subject to 30-day repayment terms. There can be no assurance, however, that we will be able to obtain new financing on acceptable terms, or that we will be able to obtain new financing at all. Net cash used in financing activities was $865,500 for the year ended December 31, 1999, primarily from the decrease in the floor plan inventory loans and payment of the mortgage loans for the office facility.

     We presently have insufficient working capital to pursue our long-term growth plans, including with respect to acquisitions and expansion of our service and product offerings. Moreover, we expect that additional resources are needed to fund the development of Lea Publishing's software. We believe, however, that the cash flow from operations and trade credit from suppliers will satisfy our anticipated requirements for working capital to support our present operations through the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     Historically, we have not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard to materially affect our financial statements.

     In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB No. 101 on our financial position, results of operations, or cash flows.

     In March 2000, the FASB issued Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. FIN44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN44 did not have a material impact on our financial position, results of operations, or cash flows.

INFLATION

     Inflation has not had a material effect upon our results of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that to the extent resulting increased costs are not offset by increased revenues, our operations may be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to one of our bank loans with a $2,433,700 balance at December 31, 2000 which bears fluctuating interest based on the bank's 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results, financial position or cash flow. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information appears in a separate section of this report following
Part IV.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required to be presented in Part III is, in accordance with General Instruction G(3) to Form 10-K, incorporated herein by reference to the information contained in our definitive Proxy Statement for our 2001 Annual Meeting which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial Statements

     (a)  (1)  Report of BDO Seidman, LLP

          (2) Consolidated Financial Statements and Notes thereto of the Company including Consolidated Balance Sheets as of December 31, 2000 and 1999 and related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for each of the years in the three year period ended December 31, 2000.

     (b)  Reports on Form 8-K

     None

     (c)  Exhibits:

EXHIBIT
NUMBER                              DESCRIPTION
- ------                              -----------

  2.1 Stock Purchase Agreement, dated July 17, 1998, by and between Pacific Magtron, Inc., the Shareholders of Pacific Magtron, Inc., and Wildfire Capital Corporation (filed as an exhibit to our Form 10-12G, File No. 000-25277).

  3.1 Articles of Incorporation, as Amended and Restated (filed as an exhibit to our Form 10-12G, File No. 000-25277).

  3.2 Bylaws, as Amended and Restated (filed as an exhibit to our Form 10-12G, File No. 000-25277).

  10.1 1998 Stock Option Plan (filed as an exhibit to our Form 10-12G, File No. 000-25277).

  10.2 Sony Electronics Inc. Value Added Reseller Agreement, dated May 1, 1996 (filed as an exhibit to our Form 10-12G, File No. 000-25277).

  10.3 Logitech, Inc. Distribution and Installation Agreement, dated March 26, 1997 (filed as an et our Form 10-12G, File No. 000-25277).

  10.4 Wells Fargo Term Note, dated February 4, 1997 (filed as an exhibit to our Form 10-12G, File No. 000-25277).

  10.5 Limited Liability Company Operating Agreement for Lea Publishing L.L.C. dated February 1, 1999 between Pacific Magtron International Corp. and Rising Edge Technology (filed herewith).

  21.1    Subsidiaries (filed herewith).

  23.1    Consent of BDO Seidman, LLP (filed herewith).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of April, 2001.

                                        PACIFIC MAGTRON INTERNATIONAL CORP.,
                                        a Nevada corporation


                                        By /s/ THEODORE S. LI
                                           -------------------------------------
                                           Theodore S. Li
                                           President and
                                           Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     SIGNATURE                         TITLE                           DATE
     ---------                         -----                           ----

/s/ Theodore S. Li            President, Chief Executive           April 2, 2001
- -------------------------     Officer, Treasurer and Director
Theodore S. Li

/s/ Hui "Cynthia" Lee         Director and Secretary               April 2, 2001
- -------------------------
Hui "Cynthia" Lee

/s/ Betty Li                  Director                             April 2, 2001
- -------------------------
Betty Li

/s/ Jey Hsin Yao              Director                             April 2, 2001
- -------------------------
Jey Hsin Yao

/s/ Hank C. Ta                Director                             April 2, 2001
- -------------------------
Hank C. Ta
                              Director                             April 2, 2001
/s/ Limin Hu, PhD
- -------------------------
Limin Hu, PhD

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                    CONTENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-2

CONSOLIDATED FINANCIAL STATEMENTS
 Consolidated balance sheets                                                F-3
 Consolidated statements of income                                          F-5
 Consolidated statements of shareholders' equity                            F-6
 Consolidated statements of cash flows                                      F-7
 Notes to consolidated financial statements                                 F-8

SUPPLEMENTAL SCHEDULE
 Schedule II - Valuation and Qualifying Accounts                           F-28

               Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders
Pacific Magtron International Corp.


We have audited the accompanying consolidated balance sheets of Pacific Magtron International Corp. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. We have also audited Schedule II - Valuation and Qualifying Accounts as of and for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Magtron International Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with auditing standards generally accepted in the United States of America.

Also, in our opinion, the schedule referred to above presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2000, 1999 and 1998.

/s/ BDO Seidman, LLP

San Francisco, California
February 23, 2001

                      PACIFIC MAGTRON INTERNATIONAL CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                         -----------------------------
                                                                            2000              1999
                                                                         -----------       -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Note 10)                                    $ 4,874,200       $ 4,416,300
  Accounts receivable, net of allowance for doubtful accounts
    of $175,000 and $150,000 in 2000 and 1999 (Notes 2 and 10)             5,629,200         6,608,600
  Inventories (Note 5)                                                     3,917,900         3,811,200
  Prepaid expenses and other current assets                                  662,200            64,800
  Notes and interest receivable from shareholders (Note 2)                   171,400           223,600
  Deferred income taxes (Note 6)                                              80,300            96,600
                                                                         -----------       -----------

TOTAL CURRENT ASSETS                                                      15,335,200        15,221,100

PROPERTY, PLANT AND EQUIPMENT, net (Notes 3 and 4)                         4,752,300         4,625,900

INVESTMENT IN RISING EDGE (Note 13)                                          468,000                --

INVESTMENT IN TARGETFIRST (Note 13)                                          250,000                --

INVESTMENT IN LEA PUBLISHING (Note 13)                                            --           250,000

DEPOSITS AND OTHER ASSETS                                                     55,600           592,000
                                                                         -----------       -----------

                                                                         $20,861,100       $20,689,000
                                                                         ===========       ===========

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                     ---------------------------
                                                                         2000           1999
                                                                     -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable (Note 4)                          $    51,400     $    47,300
  Floor plan inventory loans (Note 5)                                  1,329,500       1,482,900
  Accounts payable                                                     5,788,600       5,811,600
  Accrued expenses                                                       541,300         272,600
                                                                     -----------     -----------

TOTAL CURRENT LIABILITIES                                              7,710,800       7,614,400

NOTES PAYABLE, less current portion (Note 4)                           3,286,200       3,337,600

DEFERRED INCOME TAXES (Note 6)                                             6,300           1,000
                                                                     -----------     -----------

TOTAL LIABILITIES                                                     11,003,300      10,953,000
                                                                     -----------     -----------
COMMITMENTS AND CONTINGENCIES (Notes 4, 5, 7, 8, 9 and 10)

SHAREHOLDERS' EQUITY (Note 11):
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding                              --              --
  Common stock, $0.001 par value; 25,000,000 shares
    authorized; 10,100,000 shares issued and
    outstanding at December 31, 2000 and 1999                             10,100          10,100
  Additional paid-in capital                                           1,463,100       1,463,100
  Retained earnings                                                    8,384,600       8,262,800
                                                                     -----------     -----------

TOTAL SHAREHOLDERS' EQUITY                                             9,857,800       9,736,000
                                                                     -----------     -----------

                                                                     $20,861,100     $20,689,000
                                                                     ===========     ===========

          See Accompanying Notes to Consolidated Financial Statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   YEARS ENDED DECEMBER 31,
                                                                    -------------------------------------------------
                                                                        2000             1999                1998
                                                                    ------------     -------------      -------------
SALES (Notes 2 and 10)                                              $ 88,872,700     $ 104,938,700      $ 105,431,200
COST OF SALES (Note 8)                                                81,820,700        96,454,800         98,303,000
                                                                    ------------     -------------      -------------
GROSS MARGIN                                                           7,052,000         8,483,900          7,128,200
                                                                    ------------     -------------      -------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Non-cash amortization of pre-paid consulting fee (Note 11)                  --           557,900            117,100
  Other selling, general and administrative expenses                   6,941,800         6,243,900          3,931,100
                                                                    ------------     -------------      -------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     6,941,800         6,801,800          4,048,200
RESEARCH AND DEVELOPMENT                                                 100,000                --                 --
                                                                    ------------     -------------      -------------
TOTAL OPERATING EXPENSES                                               7,041,800         6,801,800          4,048,200
                                                                    ------------     -------------      -------------
INCOME FROM OPERATIONS                                                    10,200         1,682,100          3,080,000
                                                                    ------------     -------------      -------------
OTHER INCOME (EXPENSE):
  Interest income                                                        227,300           183,700            169,300
  Litigation settlement (Note 15)                                        300,000                --                 --
  Interest expense                                                      (296,000)         (269,800)          (278,600)
  Equity in loss in investment (Note 13)                                 (32,000)         (222,400)                --
  Interest income on shareholder notes (Note 2)                               --            11,200              8,100
  Other expense                                                          (33,400)               --                 --
                                                                    ------------     -------------      -------------
TOTAL OTHER INCOME (EXPENSE)                                             165,900          (297,300)          (101,200)
                                                                    ------------     -------------      -------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                         176,100         1,384,800          2,978,800
INCOME TAXES (Note 6)                                                    104,600           557,500          1,203,100
                                                                    ------------     -------------      -------------
INCOME BEFORE MINORITY INTEREST                                           71,500           827,300          1,775,700
MINORITY INTEREST IN LEA PUBLISHING LOSS (Note 13)                        50,300                --                 --
                                                                    ------------     -------------      -------------
NET INCOME                                                          $    121,800     $     827,300      $   1,775,700
                                                                    ============     =============      =============
Basic and diluted earnings per share                                $       0.01     $        0.08      $        0.19
                                                                    ============     =============      =============
Basic weighted average common shares outstanding                      10,100,000        10,100,000          9,503,300
Stock options                                                             54,700           108,700             33,200
                                                                    ------------     -------------      -------------
Diluted weighted average common shares outstanding                    10,154,700        10,208,700          9,536,500
                                                                    ============     =============      =============

          See Accompanying Notes to Consolidated Financial Statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       Common Stock          Additional
                                                 ------------------------     Paid-in       Retained
                                                   Shares        Amount       Capital       Earnings       Total
                                                 ----------    ----------    ----------    ----------    ----------
BALANCES, December 31, 1997                       9,000,000    $    9,000    $  774,400    $5,659,800    $6,443,200

Issuance of common stock in connection with
  reverse merger (Note 1)                         1,000,000         1,000        13,800            --        14,800

Issuance of common stock for consulting
  services (Note 11)                                100,000           100       510,900            --       511,000

NET INCOME                                               --            --            --     1,775,700     1,775,700
                                                 ----------    ----------    ----------    ----------    ----------

BALANCES, December 31, 1998                      10,100,000        10,100     1,299,100     7,435,500     8,744,700

Final valuation of common stock issued for
  consulting services (Note 11)                          --            --       164,000            --       164,000

NET INCOME                                               --            --            --       827,300       827,300
                                                 ----------    ----------    ----------    ----------    ----------

BALANCES, December 31, 1999                      10,100,000        10,100     1,463,100     8,262,800     9,736,000

NET INCOME                                               --            --            --       121,800       121,800
                                                 ----------    ----------    ----------    ----------    ----------

BALANCES, December 31, 2000                      10,100,000    $   10,100    $1,463,100    $8,384,600    $9,857,800
                                                 ==========    ==========    ==========    ==========    ==========

          See Accompanying Notes to Consolidated Financial Statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                   2000                1999               1998
                                                               -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                   $   121,800         $   827,300         $ 1,775,700
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                  215,100             187,400             131,900
    Gain on sale of property and equipment                              --              (2,200)                 --
    Provision for doubtful accounts                                182,200             457,500              46,300
    Equity in loss in investments                                   32,000             222,400                  --
    Deferred income taxes                                           21,600              34,200             (33,100)
    Amortization of prepaid consulting fee                              --             557,900             117,100
    Changes in operating assets and liabilities,
     net of assets acquired and liabilities assumed:
      Accounts receivable                                          797,200            (744,300)         (1,265,200)
      Inventories                                                 (106,700)          2,579,100          (4,323,500)
      Prepaid expenses and other current assets                   (347,400)            (21,800)           (209,500)
      Accounts payable                                             (23,000)           (648,700)          1,522,200
      Accrued expenses                                             268,700             134,000              46,800
                                                               -----------         -----------         -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              1,161,500           3,582,800          (2,191,300)
                                                               -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in purchase of business                                 --                  --              15,900
  Cash received on sale of property and equipment                       --               2,800                  --
  Notes and interest receivable from shareholders                   52,200              44,500             (63,800)
  Investment in Lea Publishing                                          --            (222,400)                 --
  Investments in Rising Edge and TargetFirst                      (750,000)                 --                  --
  Deposits and other assets                                        536,400            (547,100)             12,000
  Acquisition of property and equipment                           (341,500)           (775,900)            (55,100)
                                                               -----------         -----------         -----------

NET CASH USED IN INVESTING ACTIVITIES                             (502,900)         (1,498,100)            (91,000)
                                                               -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in floor plan inventory loans           (153,400)           (822,100)          2,256,600
  Principal payments on notes payable                              (47,300)            (43,400)            (40,100)
                                                               -----------         -----------         -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (200,700)           (865,500)          2,216,500
                                                               -----------         -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               457,900           1,219,200             (65,800)

CASH AND CASH EQUIVALENTS, beginning of year                     4,416,300           3,197,100           3,262,900
                                                               -----------         -----------         -----------

CASH AND CASH EQUIVALENTS, end of year                         $ 4,874,200         $ 4,416,300         $ 3,197,100
                                                               ===========         ===========         ===========

          See Accompanying Notes to Consolidated Financial Statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

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

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In May 1999, the Company entered into a Management Operating Agreement which provided for a 50% ownership interest in Lea Publishing, LLC, a California limited liability company (Lea) formed in January 1999 to develop, sell and license software designed to provide internet users, resellers and providers with advanced solutions and applications. On June 13, 2000, the Company increased its direct and indirect interest in Lea to 62.5% by completing its investment in 25% of the outstanding common stock of Rising Edge Technologies, Ltd., the other 50% owner of Lea, which is a development stage company.

In August 2000, PMI formed Pacific Magtron (GA), Inc., a Georgia corporation whose principal activity is the wholesale distribution of PMI's products in the eastern United States market.

NEW ACCOUNTING PRONOUNCEMENTS

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

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to materially affect its financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS", which provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB No. 101 on the Company's financial position, results of operations, or cash flows.

In March 2000, the FASB issued Interpretation No. 44 (FIN44), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION", an interpretation of APB Opinion No. 25. FIN44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN44 did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATION AND UNCONSOLIDATED INVESTEES

The accompanying consolidated financial statements include the accounts of Pacific Magtron International Corp. and its wholly-owned subsidiaries, PMI and Pacific Magtron (GA), Inc., and majority-owned subsidiaries, FNC and Lea. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investments in companies in which financial ownership is at least 20%, but less than a majority of the voting stock, are accounted for using the equity method. Equity investments with ownership of less than 20% are accounted for on the cost method.

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

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the related estimated useful lives, as follows:

     Building and improvements                                   39 years
     Furniture and fixtures                                       7 years
     Computers and equipment                                      5 years
     Automobiles                                                  5 years

REVENUE RECOGNITION

The Company recognizes sales when title to the goods has passed to the customer (generally upon shipment) provided no significant obligations remain and collectibility is probable. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Service revenues relating to services performed by the Company's Frontline division are recognized as earned based upon contract terms, which is generally upon customer acceptance.

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

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

LONG-LIVED ASSETS

The Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company adjusts the asset down to its estimated fair value.

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

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTES RECEIVABLES FROM SHAREHOLDERS:

The fair value of the notes receivable from shareholders is estimated based on current interest rates available to the Company for investments with similar terms and remaining maturities.

As of December 31, 2000 and 1999, the fair values of the Company's financial instruments approximate their historical carrying amounts.

EARNINGS PER SHARE

During 1998, the Company adopted the provisions of SFAS No. 128, "EARNINGS PER SHARE". SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.

2.   RELATED PARTY RECEIVABLES

As of December 31, 2000 and 1999, notes receivable from two officer shareholders aggregated $171,400 and $180,000, respectively. At December 31, 1999, these notes bore interest at 6% and were unsecured. Principal and interest were due on April 19, 2000. In December 2000, the repayment terms of these notes were renegotiated to require monthly principal payments, without interest, to pay off the loan by December 31, 2001. The accrued interest receivable pertaining to these notes was $43,600 as of December 31, 1999, and was forgiven by the Company and charged to expense during 2000.

During 2000, 1999 and 1998, the Company recognized $1,476,100, $724,000 and
$471,000 in sales revenues from a company owned by a member of the Board of Directors of the Company. Included in accounts receivable as December 31, 2000 and 1999 is $209,400 and $494,200 due from this related customer.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of December 31, 2000 and 1999 follows:

DECEMBER 31,                                   2000              1999
                                            ----------        ----------
Building and improvements (Note 4)          $3,263,000        $3,240,300
Land                                         1,158,600         1,158,600
Furniture and fixtures                         360,900           337,500
Computers and equipment                        513,500           243,600
Automobiles                                    190,400           164,900
                                            ----------        ----------
                                             5,486,400         5,144,900
Less accumulated depreciation                  734,100           519,000
                                            ----------        ----------
                                            $4,752,300        $4,625,900
                                            ==========        ==========

4.   NOTES PAYABLE

In 1997, the Company obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (6.875% as of December 31, 2000) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration (SBA) loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and is secured by the underlying property.

Under the bank loan, the Company is required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio and net income on an annual basis. As of December 31, 2000, the Company was in compliance with all debt covenants.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The balances of the notes as of December 31, 2000 and 1999 are as follows:

                                             2000              1999
                                          ----------        ----------
Bank loan                                 $2,433,700        $2,453,700
SBA loan                                     903,900           931,200
                                          ----------        ----------
                                           3,337,600         3,384,900
Less current portion                          51,400            47,300
                                          ----------        ----------
                                          $3,286,200        $3,337,600
                                          ==========        ==========

The aggregate amount of future maturities for notes payable are as follows:

YEARS ENDING DECEMBER 31,                                     Amount
                                                            ----------
2001                                                        $   51,400
2002                                                            55,900
2003                                                            60,700
2004                                                            66,100
2005                                                            71,500
Thereafter                                                   3,032,000
                                                            ----------
                                                            $3,337,600
                                                            ==========

5.   FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

The Company has a $7 million (including a $1 million letter of credit sub-limit) auto-renewing floor plan inventory loan available from a financial institution which is collateralized by the purchased inventory and any proceeds from its sale or disposition. The $1 million letter of credit is being maintained as security for inventory purchased on terms from vendors in Taiwan and requires an annual commitment fee of $15,000. Borrowings under the floor plan line total $1,329,500 and $1,482,900 as of December 31, 2000 and 1999 and are subject to 45 day repayment terms, at which time interest begins to accrue at the prime rate (9.5% as of December 31, 2000).

(Unaudited) In March 2001, the financial institution that provided this floor plan inventory loan filed bankruptcy. The Company is currently negotiating a new floor plan inventory loan with a different financial institution under substantially the same terms, except borrowings will be subject to 30 day repayment.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   INCOME TAXES

For the years ended December 31, 2000, 1999 and 1998, income tax expense (benefit) comprises:


2000                    Current          Deferred            TOTAL
                        -------          --------            -----

Federal               $   56,000         $ 22,500         $   78,500
State                     27,000             (900)            26,100
                      ----------         --------         ----------
                      $   83,000         $ 21,600         $  104,600
                      ==========         ========         ==========


1999                   Current           Deferred            TOTAL
                      ----------         --------         ----------
Federal               $  409,800         $ 32,600         $  442,400
State                    113,500            1,600            115,100
                      ----------         --------         ----------
                      $  523,300         $ 34,200         $  557,500
                      ==========         ========         ==========

1998                   Current           Deferred            TOTAL
                      ----------         --------         ----------
Federal               $  964,900         $(31,300)        $  933,600
State                    271,300           (1,800)           269,500
                      ----------         --------         ----------
                      $1,236,200         $(33,100)        $1,203,100
                      ==========         ========         ==========

The following summarizes the differences between the income tax expense and the amount computed by applying the Federal income tax rate of 34% in 2000, 1999 and 1998 to income before income taxes:

YEAR ENDING DECEMBER 31,                      2000          1999         1998
                                            --------      --------    ----------
Federal income tax at statutory rate        $ 59,900      $470,800    $1,012,800
State income taxes, net of federal benefit    10,600        86,700       190,300
Other non-deductible expenses                 34,100            --            --
                                            --------      --------    ----------
                                            $104,600      $557,500    $1,203,100
                                            ========      ========    ==========

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred tax assets and liabilities as of December 31, 2000 and 1999 were comprised of the following:

                                               2000         1999
                                             -------      -------
Deferred tax assets:
Reserves not currently deductible            $68,900      $56,500
State income taxes                             9,200       38,400
Accrued compensation and benefits              2,200        1,700
                                             -------      -------
                                              80,300       96,600
                                             -------      -------
Deferred tax liabilities:
Accumulated depreciation                     $ 6,300      $ 1,000
                                             =======      =======

7.   LEASE COMMITMENTS

The Company leases a building in Georgia under a three-year operating lease, which expires October 31, 2003. The lease provides for the payment of common area maintenance fees and the Company's share of any increases in insurance and property taxes over the 2000 base year. Also, the Company has an option to renew the lease for an additional three-year term.

Future minimum obligations under this non-cancelable operating lease are as follows:

YEAR ENDING DECEMBER 31,                                   Amount
                                                          --------
2001                                                      $100,700
2002                                                       103,600
2003                                                        88,500
                                                          --------
                                                          $292,800
                                                          ========

Total rent expense for the years ended December 31, 2000, 1999 and 1998 was $16,700, $5,500 and $29,700, respectively.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   MAJOR VENDORS

One vendor accounted for approximately 16%, 20% and 18% of the total purchases for the years ended December 31, 2000, 1999 and 1998, respectively. During the years ended December 31, 1999 and 1998, one additional vendor located in Taiwan accounted for approximately 11% and 13% of total purchases. No other vendors account for more than 10% of purchases for any period presented. Management believes other vendors could supply similar products on comparable terms. A change in suppliers, however, could cause a delay in availability of products and a possible loss of sales, which could affect operating results adversely.

9.   EMPLOYEE BENEFIT PROGRAM-401(k) PLAN

The Company has a 401(k) plan (the Plan) for its employees. The Plan is available to all employees who have reached the age of twenty-one and who have completed three months of service with the Company. Under the Plan, eligible employees may defer a portion of their salaries as their contributions to the Plan. Company contributions are discretionary, subject to statutory maximum levels. Company contributions to the Plan totaled $24,100, $27,300 and $12,800, for the years ended December 31, 2000, 1999 and 1998, respectively.

10.  CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with what it believes are reputable financial institutions. As of December 31, 2000 and 1999, the Company had deposits at one financial institution which aggregated $4,067,900 and $4,094,600, respectively. As of December 31, 2000 and 1999, the
Company had deposits amounting to $740,600 and $257,400, respectively, at an additional financial institution. Such funds are insured by the Federal Deposit Insurance Company up to $100,000.

A significant portion of the Company's revenues and accounts receivable are derived from sales made primarily to unrelated companies in the computer industry and related fields principally throughout the United States and as well as some foreign countries, including Canada, the United Kingdom, France, Russia and Israel. For the years ended December 31, 2000, 1999 and 1998, no individual customer or customers in any one foreign country accounted for more than 10% of

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


sales. The Company believes any risk of accounting loss is significantly reduced due to the use of various levels of credit insurance, diversity in customers, geographic sales areas and extending credit based on established limits or terms. The Company performs credit evaluations of its customers' financial condition whenever necessary, and generally does not require cash collateral.

11.  CAPITAL STOCK

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

STOCK OPTION PLAN

On July 16, 1998 the Company adopted the 1998 Stock Option Plan and reserved 1,000,000 shares of Common Stock for issuance under the Plan.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Activity under the Plan is as follows:

                                                                                                     Weighted
                                                                         Weighted     Weighted        Average
                                             Shares                       Average      Average       Remaining
                                           Available      Options        Exercise       Fair        Contractual
                                           for Grant    Outstanding        Price        Value          Life
                                          ----------    -----------      --------     --------       ---------
JULY 16, 1998                              1,000,000             --      $     --     $     --              --
Conversion of PMI options (granted in
 March 1998) to Plan options                 (75,400)        75,400          2.42         4.43
Options granted in November 1998            (101,400)       101,400          4.00         1.67
                                          ----------       --------      --------     --------       ---------
BALANCES, DECEMBER 31, 1998                  823,200        176,800          3.33         2.85       4.7 Years
Options granted                              (40,000)        40,000          5.00         2.27              --
Options forfeited                             19,500        (19,500)         3.33         2.85              --
                                          ----------       --------      --------     --------       ---------
BALANCES, DECEMBER 31, 1999                  802,700        197,300          3.67         2.73       3.9 Years
Options granted                             (136,000)       136,000          1.50         1.15              --
Options forfeited                             40,000        (40,000)         2.78         2.34              --
                                          ----------       --------      --------     --------       ---------
BALANCES, DECEMBER 31, 2000                  706,700        293,300      $   2.78     $   2.05       3.6 Years
                                          ==========       ========      ========     ========       =========

The following table summarizes information about stock options outstanding as of December 31, 2000:

                         Options Outstanding                Options Exercisable
              ----------------------------------------    ----------------------
                              Weighted
                Number         Average        Weighted      Number      Weighted
              Outstanding     Remaining        Average    Exercisable    Average
Exercise        as of        Contractual      Exercise       as of      Exercise
Price         12/31/2000        Life            Price     12/31/2000     Price
- -----         ----------        ----            -----     ----------     -----
$1.50           124,000       4.6 Years         $1.50        8,700       $1.50
$2.42            55,200       2.5 Years         $2.42       27,300       $2.42
$4.00            74,100       3.1 Years         $4.00       36,600       $4.00
$5.00            40,000       2.9 Years         $5.00        8,000       $5.00
               --------      ----------         -----      -------       -----
                293,300       3.6 Years         $2.78       80,600       $3.29
               ========      ==========         =====      =======       =====

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Under the terms of the Plan, options are exercisable on the date of grant and expire from four to five years from the date of grant as determined by the Board of Directors. The Company applies Accounting Principles Board (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for the plan. Under APB Opinion No. 25, because the exercise price of the Company stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation cost is recognized.

FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: no dividend yield; expected volatility of 112%, 61% and 54%; risk-free interest rates of 6.2%, 5.9% and 5.7%; and expected lives of four years for all plan options.

Under the accounting provisions of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

YEAR ENDING DECEMBER 31,                     2000          1999         1998
                                           --------      --------    ----------
Net income:
  As reported                              $121,800      $827,300    $1,775,700
  Pro forma                                $  3,200      $719,000    $1,694,800
                                           --------      --------    ----------
Basic and diluted earnings per share:
  As reported                              $   0.01      $   0.08    $     0.19
  Pro forma                                $   0.00      $   0.07    $     0.18
                                           ========      ========    ==========

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  STATEMENTS OF CASH FLOWS

Cash was paid during the years ended December 31, 2000, 1999 and 1998 for:


YEARS ENDING DECEMBER31,             2000          1999          1998
                                  ----------    ----------    ----------
Income taxes                      $  203,700    $  447,000    $1,242,500
Interest                          $  296,000    $  269,800    $  278,600
                                  ==========    ==========    ==========

As discussed in Note 11, non cash financing activities in 1999 and 1998 resulted from the issuance of 100,000 shares of its common stock to an unrelated party under the terms of a consulting agreement.

13.  INVESTMENTS

In May 1999, the Company and Rising Edge Technologies, Ltd., a corporation based in Taiwan (Rising Edge), entered into an Operating Agreement with Lea Publishing, LLC, a California limited liability company (Lea) formed in January 1999. The objective of Lea is to provide internet users, resellers and providers advanced solutions and applications. Lea is developing various software products. Prior to June 13, 2000, the Company and Rising Edge each owned a 50% interest in Lea. The brother of a director, officer and principal shareholder of the Company is a director, officer and the majority shareholder of Rising Edge (Rising Edge Majority Holder). The Company has no commitment to fund future losses of Lea beyond its investment or guarantee any debt that Lea may incur. On June 13, 2000, the Company purchased a 25% ownership interest in Rising Edge common stock for $500,000 from the Rising Edge Majority Holder. As such, the Company has a 62.5% combined direct and indirect ownership interest in Lea, which requires the consolidation of Lea with the Company. The Company is accounting for its investment in Rising Edge by the equity method whereby 25% of the equity interest in the net income or loss of Rising Edge (excluding Rising Edge's portion of the results of Lea and all intercompany transactions) flows through to the Company. During the year ended December 31, 2000, Lea incurred a $100,800 net loss and the equity in the loss in the investment in Rising Edge was $32,000. During the period from June 13, 2000 to December 31, 2000, Rising Edge had $101,100 in revenues and incurred a net loss of $78,200. At December 31, 2000, Rising Edge had total assets of $1,092,200.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In November 1999, Lea entered into a software development contract with Rising Edge which calls for the development of certain internet software for a $940,000 fee. Of this amount, the contract specifies that $440,000 shall be applied to services performed in 1999 and $500,000 shall be applied to services to be performed in 2000 and the Company and Rising Edge are each responsible for $470,000 of the fee. During 1999, the Company paid $470,000 for its portion of the total fee payable under the contract. During the year ended December 31, 2000, Rising Edge performed $100,000 worth of services as specified under the contract. In January 2001, the contract was terminated by mutual agreement of the parties and the Company's remaining portion of the software development fees paid under the contract, totaling $200,000, was refunded. For the year ended December 31, 1999, the Company's equity loss in its investment in Lea was $222,400.

On January 20, 2000, the Company acquired, in a private placement, 485,900 shares of convertible preferred stock of a nonpublic company, TargetFirst, Inc. (formerly ClickRebates.com), for approximately $250,000 under the terms of a Series A Preferred Stock Purchase Agreement. The Company's investment in TargetFirst, Inc., which represents approximately 8% of the three million preferred stock offering, is being accounted for using the cost method.

14.  SEGMENT INFORMATION

The Company has four reportable segments: PMI, PMI(GA), Frontline and Lea. PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various customers throughout the United States, with PMI(GA) focusing on the east coast area. Frontline serves the networking and personal computer requirements of corporate customers. Lea is developing advanced solutions and applications for internet users, resellers and providers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss before income taxes, not including nonrecurring gains or losses. Intersegment transfers between PMI and Frontline have been insignificant. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table presents information about reported segment profit or loss and segment assets for the year ended December 31, 2000:

                                             PMI          PMI(GA)      Frontline         Lea          Totals
                                         -----------    ----------    -----------     ---------    -----------
Revenues from external customers         $79,610,300    $1,156,900    $8,105,500*     $      --    $88,872,700
Interest income                              226,800           500            --             --        227,300
Interest expense                             295,800           200            --             --        296,000
Depreciation and amortization                192,800         4,200        18,100             --        215,100
Segment income or (loss) before income
 taxes and minority interest                 390,400      (137,800)       56,300       (100,800)       208,100
Segment assets                            18,528,700     1,573,600     2,575,000             --     22,677,300
Expenditures for segment assets              205,500       102,800        33,200             --        341,500
                                         ===========    ==========    ==========      =========    ===========

The following table presents information about reported segment profit or loss and segment assets for the year ended December 31, 1999:

                                             PMI           Frontline          Lea             Totals
                                         ------------     -----------      ---------       ------------
Revenues from external customers         $100,238,000     $4,700,700*      $               $104,938,700
Interest income                               194,900             --              --            194,900
Interest expense                              269,800             --              --            269,800
Depreciation and amortization                 180,100          7,300              --            187,400
Segment income or (loss) before income
 taxes and minority interest                1,572,400         49,800        (444,800)         1,177,400
Equity in loss in investment in Lea                --             --        (222,400)          (222,400)
Segment assets                             18,865,000      2,046,400              --         20,911,400
Expenditures for segment assets               706,600         69,300              --            775,900
                                         ============     ==========       =========       ============

*    Includes service revenues of $275,400, $241,800 and $115,600 in 2000, 1999 and 1998, respectively.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table presents information about reported segment profit or loss and segment assets for the year ended December 31, 1998:

                                          PMI         Frontline        Totals
                                     ------------   ------------    ------------
Revenues from external customers     $103,907,200   $  1,524,000*   $105,431,200
Interest income                           177,400             --         177,400
Interest expense                          278,600             --         278,600
Depreciation and amortization             131,400            500         131,900
Segment income before income taxes      2,957,700         21,100       2,978,800
Segment assets                         20,200,200        908,200      21,108,400
Expenditures for segment assets            48,100          7,000          55,100
                                     ============   ============    ============

*    Includes service revenues of $275,400, $241,800 and $115,600 in 2000, 1999 and 1998, respectively.

The following is a reconciliation of reportable segment income before income taxes and total assets to the Company's consolidated totals:

                                                      2000            1999            1998
                                                  ------------    ------------    ------------
INCOME BEFORE INCOME TAXES
Total income before income taxes and
 minority interest for reportable segments        $    208,100    $  1,177,400    $  2,978,800
Equity in loss in investment in Rising Edge            (32,000)             --              --
Rising Edge equity in loss in investment in Lea             --         222,400              --
Other losses                                                --         (15,000)             --
                                                  ------------    ------------    ------------
Consolidated income before income taxes
 and minority interest                                 176,100       1,384,800       2,978,800
                                                  ------------    ------------    ------------
Assets:
  Total assets for reportable segments              22,677,300      20,911,400      21,108,400
  Other assets                                         720,400         502,400              --
Elimination of intercompany receivables             (2,536,600)       (724,800)             --
                                                  ------------    ------------    ------------

Consolidated total assets                         $ 20,861,100      20,689,000    $ 21,108,400
                                                  ============    ============    ============

The total of reportable segment revenues equals the Company's consolidated revenues in 2000, 1999 and 1998.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  LITIGATION SETTLEMENT

The Company was a plaintiff in a lawsuit involving a number of claims against a competitor. On September 27, 2000, this dispute was settled for $300,000, which is included in other income.

16.  SUBSEQUENT EVENT

On January 1, 2001, FNC issued 3,000,000 shares of its common stock to three key FNC employees for past services rendered pursuant to certain Employee Stock Purchase Agreements. Since FNC did not require payment for these shares by the employees, the $30,000 estimated fair value of these shares ($0.01 per share) based upon an independent appraisal of FNC has been recorded as compensation expense during the fourth quarter of 2000. As a result of this transaction, the Company has an 87% ownership interest in FNC. In addition, under the terms of the 2000 FNC Stock Option Plan, FNC granted 3,905,000 options to purchase its common stock at $0.01 per share to employees. Also, in order to preserve FNC's election to file consolidated tax returns, which require at least an 80% ownership interest by the Company, FNC granted to the Company 20,000,000 options to purchase its common stock at $0.01 per share.

                              SUPPLEMENTAL SCHEDULE

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     Beginning       Charged to        Write-offs       ENDING
Allowance for Doubtful Accounts       Balance     Costs and Expense    of Accounts      BALANCE
                                      -------     -----------------    -----------      -------
Year ended December 31, 1998         $ 113,100        $  46,300         $  (9,400)    $ 150,000

Year ended December 31, 1999           150,000          457,500          (457,500)      150,000

Year ended December 31, 2000           150,000          182,200          (157,200)      175,000