Form 10-Q
period 2001-03-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2001-05-15
CIK 1077050

SECURITIES AND EXHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended March 31, 2001

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

     Indicate by check mark X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                    Common Stock, $0.001 par value per share:
            10,100,000 shares issued and outstanding at May 11, 2001

Part I. - Financial Information

     Item 1. - Consolidated Financial Statements

               Consolidated balance sheets as of March 31, 2001
               (Unaudited) and December 31, 2000                             1-2

               Consolidated statements of operations for the three months
               ended March 31, 2001 and 2000 (Unaudited)                       3

               Consolidated statements of cash flows for the three months
               ended March 31, 2001 and 2000 (Unaudited)                       4

               Notes to consolidated financial statements                    5-9

     Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10-13

     Item 3. - Quantitative and Qualitative Disclosures About
               Market Risk                                                    13

Part II - Other Information

     Item 6. - Exhibits and Reports on Form 8-K                               14

Signature                                                                     15

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                        March 31,   December 31,
                                                          2001          2000
                                                       -----------   -----------
                                                       (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                            $ 3,712,100   $ 4,874,200
  Accounts receivable, net of allowance for doubtful
    accounts of $200,000 in 2001 and $175,000 in 2000    5,029,600     5,629,200
  Inventories                                            4,721,900     3,917,900
  Prepaid expenses and other current assets                739,100       662,200
  Notes receivable from shareholders                       150,000       171,400
  Deferred income taxes                                     80,300        80,300
                                                       -----------   -----------

Total Current Assets                                    14,433,000    15,335,200

Property, Plant and Equipment, net                       4,739,200     4,752,300

Investment in Rising Edge                                  462,000       468,000

Investment in TargetFirst                                  250,000       250,000

Deposits and Other Assets                                   62,300        55,600
                                                       -----------   -----------
                                                       $19,946,500   $20,861,100
                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                                     March 31,         December 31,
                                                                       2001                2000
                                                                    -----------         -----------
                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of notes payable                                  $    52,500         $    51,400
  Floor plan inventory loans                                            193,200           1,329,500
  Accounts payable                                                    6,603,200           5,788,600
  Accrued expenses                                                      434,200             541,300
                                                                    -----------         -----------

Total Current Liabilities                                             7,283,100           7,710,800

Notes Payable, less current portion                                   3,272,900           3,286,200
Deferred Income Taxes                                                     6,300               6,300
                                                                    -----------         -----------
Total Liabilities                                                    10,562,300          11,003,300
                                                                    -----------         -----------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
   authorized; no shares issued and outstanding                              --                  --
  Common stock, $0.001 par value; 25,000,000 shares
   authorized; 10,100,000 shares issued and outstanding at
   March 31, 2001 and December 31, 2000                                  10,100              10,100
  Additional paid-in capital                                          1,463,100           1,463,100
  Retained earnings                                                   7,911,000           8,384,600
                                                                    -----------         -----------
Total Shareholders' Equity                                            9,384,200           9,857,800
                                                                    -----------         -----------

                                                                    $19,946,500         $20,861,100
                                                                    ===========         ===========

See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended March 31,
                                                               --------------------------------
                                                                   2001                2000
                                                               ------------        ------------
                                                                (Unaudited)         (Unaudited)
SALES                                                          $ 19,956,500        $ 22,815,200

COST OF SALES                                                    18,576,500          21,033,400
                                                               ------------        ------------
GROSS MARGIN                                                      1,380,000           1,781,800

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      2,090,100           1,661,500
                                                               ------------        ------------

(LOSS) INCOME FROM OPERATIONS                                      (710,100)            120,300
                                                               ------------        ------------
OTHER (EXPENSE) INCOME:
  Interest income on shareholder notes                                   --               2,300
  Interest income                                                    53,700              50,900
  Interest expense                                                  (73,900)            (72,100)
  Equity in loss in investment                                       (6,000)                 --
  Other income                                                        7,200                  --
                                                               ------------        ------------
TOTAL OTHER (EXPENSE)                                               (19,000)            (18,900)
                                                               ------------        ------------
(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST            (729,100)            101,400

INCOME TAX (BENEFIT) EXPENSE                                       (225,500)             40,600
                                                               ------------        ------------
(LOSS) INCOME BEFORE MINORITY INTEREST                             (503,600)             60,800

MINORITY INTEREST IN FRONTLINE NETWORK CONSULTING LOSS               30,000                  --
                                                               ------------        ------------
NET (LOSS) INCOME                                              $   (473,600)       $     60,800
                                                               ============        ============

Basic and diluted (loss) earnings per share                    $      (0.05)       $       0.01
                                                               ============        ============
Basic weighted average common shares outstanding                 10,100,000          10,100,000
                                                               ============        ============
Stock options                                                            --              79,700
                                                               ------------        ------------
Diluted weighted average common shares outstanding               10,100,000          10,179,700
                                                               ============        ============

See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended March 31,
                                                             -------------------------------
                                                                2001                2000
                                                             -----------         -----------
                                                             (Unaudited)         (Unaudited)
Cash Flows From Operating Activities:
  Net (loss) income                                          $  (473,600)        $    60,800
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Equity in loss in investment                                   6,000                  --
    Depreciation and amortization                                 67,100              51,200
    Provision for doubtful accounts                               25,000                  --
    Changes in operating assets and liabilities:
     Accounts receivable                                         574,600             755,600
     Inventories                                                (804,000)            154,900
     Prepaid expenses and other current assets                   (76,900)           (196,100)
     Accounts payable                                            814,600              79,800
     Accrued expenses                                           (107,100)           (128,200)
                                                             -----------         -----------

Net Cash Provided By Operating Activities                         25,700             778,000
                                                             -----------         -----------
Cash Flows From Investing Activities:
  Notes and interest receivable from shareholders                 21,400              (2,300)
  Deposits and other assets                                       (6,700)            250,700
  Acquisition of property and equipment                          (54,000)            (11,800)
                                                             -----------         -----------

Net Cash (Used In) Provided By Investing Activities              (39,300)            236,600
                                                             -----------         -----------
Cash Flows From Financing Activities:
  Net decrease in floor plan inventory loans                  (1,136,300)           (583,800)
  Principal payments on notes payable                            (12,200)            (11,300)
                                                             -----------         -----------

Net Cash Used In Financing Activities                         (1,148,500)           (595,100)
                                                             -----------         -----------

Net (Decrease) Increase In Cash And Cash Equivalents          (1,162,100)            419,500

Cash And Cash Equivalents, beginning of period                 4,874,200           4,416,300
                                                             -----------         -----------

Cash And Cash Equivalents, end of period                     $ 3,712,100         $ 4,835,800
                                                             ===========         ===========

See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

Pacific Magtron International Corp. (formerly Wildfire Capital Corporation, a publicly traded shell corporation) (the Company or PMIC), a Nevada corporation, was incorporated on January 8, 1996.

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

In May 1998, the Company formed its Frontline Network Consulting (Frontline) division, a corporate information systems group that serves the networking and personal computer requirements of corporate customers. In July 2000, the Company formed Frontline Network Consulting, Inc. (FNC), a California corporation. Effective October 1, 2000, PMI transferred the assets and liabilities of the Frontline division to FNC. Concurrently, FNC issued 20,000,000 shares to the Company and became a wholly-owned subsidiary. On January 1, 2001, FNC issued 3,000,000 shares of its common stock to three key FNC employees for past services rendered pursuant to certain Employee Stock Purchase Agreements. As a result of this transaction, the Company's ownership interest in FNC was reduced to 87%.

In May 1999, the Company entered into a Management Operating Agreement which provided for a 50% ownership interest in Lea Publishing, LLC, a California limited liability company ("Lea") formed in January 1999 to develop, sell and license software designed to provide Internet users, resellers and providers advanced solutions and applications. On June 13, 2000, the Company increased its direct and indirect interest in Lea to 62.5% by completing its investment in 25% of the outstanding common stock of Rising Edge Technologies, the other 50% owner of Lea. Lea is a development stage company.

In August 2000, PMI formed Pacific Magtron (GA), Inc., a Georgia corporation whose principal activity is the wholesale distribution of PMI's products in the eastern United States market.

2. CONSOLIDATION AND UNCONSOLIDATED INVESTEES

The accompany consolidated financial statements include the accounts of Pacific Magtron International Corp. and its wholly-owned subsidiaries, PMI and Pacific Magtron (GA), Inc., and majority-owned subsidiaries, FNC and Lea. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investments in companies in which financial ownership is at least 20%, but less than a majority of the voting stock, are accounted for using the equity method. Investments with ownership of less than 20% are accounted for on the cost method.

3. FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements at March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 are unaudited. However, they have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2000 presented in the Company's Form 10-K.

4. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, there was no material impact on the Company's financial position, results of operations or cash flows from the adoption of this new standard on January 1, 2001.

In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB No. 101 on the Company's financial position, results of operations or cash flows.

In March 2000, the FASB issued Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. FIN44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. FIN44 did not have a material impact on the Company's financial position, results of operations or cash flows.

5. STOCK OPTIONS

During the three months ended March 31, 2001, no additional options for the Company's common stock were granted and no issued options were exercised.

On January 1, 2001, under the terms of the 2000 FNC Stock Option Plan, FNC granted 3,905,000 options to purchase its common stock at $0.01 per share (fair market value based upon an independent appraisal) to employees. Also in order to preserve FNC's election to file consolidated tax returns, which require at least an 80% ownership interest by the Company, FNC granted to the Company 20,000,000 options to purchase its common stock at $0.01 per share. No FNC options were exercised and 55,000 FNC options were cancelled during the three months ended March 31, 2001.

6. STATEMENTS OF CASH FLOWS

Cash was paid for:

                                                   Three Months Ending March 31,
                                                   -----------------------------
                                                     2001                 2000
                                                   --------             --------
        Income taxes                               $  1,500             $ 37,000
                                                   ========             ========
        Interest                                   $ 73,900             $ 72,100
                                                   ========             ========
7. INVESTMENTS

In May 1999, the Company and Rising Edge Technologies, Ltd., a corporation based in Taiwan (Rising Edge), entered into an Operating Agreement with Lea Publishing, LLC, a California limited liability company (Lea) formed in January 1999. The objective of Lea is to provide internet users, resellers and providers advanced solutions and applications. Lea is developing various software products. Prior to June 13, 2000, the Company and Rising Edge each owned a 50% interest in Lea. The brother of a director, officer and principal shareholder of the Company is also a director, officer and the majority shareholder of Rising Edge (Rising Edge Majority Shareholder). The Company has no commitment to fund future losses of Lea beyond its investment or guarantee any debt that Lea may incur. On June 13, 2000, the Company purchased a 25% ownership interest in Rising Edge common stock for $500,000 from the Rising Edge Majority Shareholder. As such, the Company has a 62.5% combined direct and indirect ownership interest in Lea, which requires the consolidation of Lea with the Company. The Company is accounting for its investment in Rising Edge by the equity method whereby 25% of the equity interest in the net income or loss of Rising Edge (excluding Rising Edge's portion of the results of Lea and all inter-company transactions) flows through to the Company. During the three months ended March 31, 2001 and 2000, Lea had no activity. The Company's share of Rising Edge's loss during the three months ended March 31, 2001 was $6,000.

In November 1999, Lea entered into a software development contract with Rising Edge which calls for the development of certain internet software by Rising Edge for a $940,000 fee. Of this amount, the contract specifies that $440,000 shall be applied to services performed in 1999 and $500,000 shall be applied to services to be performed in 2000, and the Company and Rising Edge are each responsible for $470,000 of the fee. During 1999, the Company paid $470,000 for its portion of the total fee payable under the contract. During 2000, Rising Edge performed $100,000 worth of services as specified under the contract. In January 2001, the contract was terminated by mutual agreement of the parties and the Company's remaining portion of the software development fees paid under the contract, totaling $200,000, was refunded.

In January 2000, the Company acquired, in a private placement, 485,900 shares of convertible preferred stock of an unrelated nonpublic company, TargetFirst, Inc. (formerly ClickRebates.com),for approximately $250,000 under the terms of a Series A Preferred Stock Purchase Agreement. The Company's investment in TargetFirst Inc., which represents approximately 8% of the $3 million preferred stock offering, is being accounted for using the cost method.

8. SEGMENT INFORMATION

The Company has four reportable segments: PMI, PMIGA, Frontline and Lea. PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various customers throughout the United States, with PMIGA focusing on the east coast area. Frontline serves the networking and personal computer requirements of corporate customers. Lea is developing advanced solutions and applications for internet users, resellers and providers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company's Form 10-K. The Company evaluates performance based on income or loss before income taxes, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments have been insignificant. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

The following table presents information about reported segment profit or loss for the three months ended March 31, 2001:

                                          PMI         Frontline        PMIGA        Lea        Total
                                          ---         ---------        -----        ---        -----
Revenues external
customers                            $16,211,600    $  743,900(1)    $3,001,000    $   --   $19,956,500

Segment income or (loss) before
income taxes and minority interest      (219,300)     (276,300)        (228,800)       --      (724,400)

The following table presents information about reported segment profit or loss for the three months ended March 31,2000:

                                          PMI         Frontline           Lea           Total
                                          ---         ---------           ---           -----
Revenues from external
Customers                            $21,600,800    $ 1,214,400(1)       $  --      $22,815,200

Segment income or (loss) before
income taxes and minority interest       119,600        (18,200)            --          101,400

----------
(1) Includes service revenues of $49,300 and $32,900 in 2001 and 2000, respectively.

The following is a reconciliation of reportable segment income before income taxes and minority interest to the Company's consolidated total:

                                                          Three Months Ended
                                                     --------------------------
                                                     March 31,        March 31,
                                                       2001             2000
                                                     ---------        ---------
Total (loss) income before income taxes and
 minority interest for reportable segments           $(724,400)       $ 101,400
Equity in loss in investment in Rising Edge             (6,000)              --
Intercompany depreciation charge                         1,300               --
                                                     ---------        ---------
Consolidated (loss) income before income taxes
  and minority interest                              $(729,100)       $ 101,400
                                                     =========        =========

9. FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

As of December 31, 2000, the Company had $7 million (including a $1 million letter of credit sub-limit) auto-renewing floor plan inventory loan available from a financial institution which was collateralized by the purchased inventory and any proceeds from its sale or disposition. The $1 million letter of credit was being maintained as security for inventory purchased on terms from vendors in Taiwan and required an annual commitment fee of $15,000. Borrowings under the floor plan inventory loan totaled $1,329,500 as of December 31, 2000 and were subject to 45 day repayment terms, at which time interest began to accrue at the prime rate.

In March 2001, the financial institution that provided this floor plan inventory loan filed bankruptcy. The Company is currently negotiating a new floor plan inventory loan with a different financial institution under substantially the same terms, except borrowings will be subject to 30 day repayment. As of March 31, 2001, remaining borrowings under the former floor plan inventory loan were $193,200.

10. NOTES RECEIVABLES FROM SHAREHOLDERS

As of March 31, 2001 and December 31, 2000, notes receivable from two officer shareholders aggregated $150,000 and $171,400, respectively. In December 2000, the repayment terms of these notes were renegotiated to require monthly principal payments, without interest, to pay off the loan by December 31, 2001. Also, based upon the renegotiated terms, periodic bonuses are paid to the officer shareholders, and the proceeds are used to repay the notes.

11. SUBSEQUENT EVENT

On May 7, 2001, the Company's Board of Directors authorized a share repurchase program whereby up to 100,000 shares of the Company's common stock may be repurchased. The Company plans to make these repurchases on the open market during the remainder of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The accompanying discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which are included elsewhere in this Quarterly Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include, but are not limited to, those identified in our Form 10-K for the fiscal year ended December 31, 2000 under the heading "Cautionary Factors that May Affect Future Results", such as technological changes, diminished marketability of inventory, need for additional capital, increased warranty costs, competition, recruitment and retention of technical personnel, dependence on continued manufacturer certification, dependence on certain suppliers, risks associated with the projects in which we are engaged to complete, the risks associated with our Lea venture, risks associated with our investments in Rising Edge and Target First, and dependence on key personnel.

GENERAL

We provide solutions to customers in several synergetic and rapidly growing segments of the computer industry. To capture the expanding corporate IT infrastructure market, we established Frontline Network Consulting (FNC) division in 1998 to provide professional services to mid-market companies focused on consulting, implementation and support services of Internet technology solutions. This division was incorporated as a separate subsidiary during 2000. In January 2001, FNC issued 3,000,000 of its shares to three of its key employees resulting in a decrease in our ownership interest of FNC to 87%. We also invested in a 50%-owned joint software venture, Lea Publishing, LLC
(Lea), in 1999 to focus on Internet-based software application technologies to enhance corporate IT services. Lea is a development stage company. In June 2000, we increased our direct and indirect interest in Lea to 62.5% by completing our purchase of 25% of the outstanding common stock of Rising Edge Technologies, the other 50% owner of Lea. Finally, our other subsidiaries, Pacific Magtron, Inc.
(PMI) and Pacific Magtron (GA), Inc. (PMIGA), provide the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEM's and systems integrators. PMIGA commenced operations in October 2000 and distributes PMI's products in the eastern United States market. As used herein and unless otherwise indicated, the terms "Company" "we" and "our" refer to Pacific Magtron International Corp. and our subsidiaries.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              2001         2000
                                                             -----        -----
Sales                                                        100.0%       100.0%
Cost of sales                                                 93.1         92.2
                                                             -----        -----
Gross margin                                                   6.9          7.8
Operating expenses                                            10.5          7.3
                                                             -----        -----
(Loss) income from operations                                 (3.6)         0.5
Other income (expense), net                                   (0.1)          --
Income taxes (benefit) expense                                (1.1)         0.2
Minority interest in FNC loss                                  0.2           --
                                                             -----        -----
Net (loss) income                                             (2.4%)        0.3%
                                                             =====        =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Sales for the three months ended March 31, 2001 were $19,956,500, a decrease of $2,858,700, or approximately 13%, compared to $22,815,200 for the three months ended March 31, 2000. There was a decrease in sales attributable to our computer products subsidiaries (PMI and PMIGA) for the three months ended March 31, 2001 of $2,388,200, or approximately 11%, compared to the corresponding period of 2000. Sales recognized by PMIGA were approximately $3,001,000 during the three months ended March 31, 2001. The decrease was due to the overall decline in the computer component market and the lack of any new and innovative high-demand products in the multimedia arena during a period of economic slowdown. In addition, we believe that the uncertainty regarding the economy depressed sales during the first quarter of 2001 as customers were delaying their buying decisions. Approximately $743,900 of the sales recognized by us during the first quarter of 2001 were attributable to FNC, a decrease of $470,500, or approximately 39%, compared to $1,214,400 for the three months ended March 31, 2000 as FNC has experienced pricing pressures and increased competition.

Gross margin for the three months ended March 31, 2001 was $1,380,000 a decrease of $401,800, or approximately 23%, compared to $1,781,800 for the three months ended March 31, 2000. The gross margin as a percentage of sales decreased from 7.8% for the three months ended March 31, 2000 to 6.9%, for the three months ended March 31, 2001. Because our major manufacturers focused on lower margin products, our computer products divisions sold more lower margin products during the first quarter of 2001. Additionally, our computer products division experienced pricing pressures in selling its products. We believe that because of the economic slowdown, there was an excess supply of computer products during the first quarter of 2001 which reduced demand and increased pressure on gross margins. Gross margin relating to FNC for the three months ended March 31, 2001 was $81,400, or 10.9% of FNC's sales during the same period as compared to $158,700, or 13.1% of FNC's sales during the three months ended March 31, 2000. This decrease in gross margin was primarily a result of pricing pressures and weaker demand for higher margin corporate IT planning services. Since FNC's sales levels accounted for only 4% and 5% of our consolidated sales during the first quarter of 2001 and 2000, respectively, the gross margin percentage earned by FNC had only a minor effect on our overall gross margin in both periods. Gross margin relating to PMIGA for the three months ended March 31, 2001 was $112,900, or 3.7% of PMIGA's sales.

Selling, general and administrative expenses for the three months ended March 31, 2001 were $2,090,100, an increase of $428,600, or 26%, compared to
$1,661,500 for the three months ended March 31, 2000. Although we implemented cost cutting measures in anticipation of the economic slowdown, expenses increased primarily due to the continued ramp-up of our Frontline and PMIGA operations, including among other things, additional expenses associated with our new distribution facility in Georgia. We reduced our headcount by 4 people during the first quarter of 2001 and again by 6 people in April 2001. During the three months ended March 31, 2001, we also increased spending for professional services to assist in the formation of an acquisition strategy. As a percentage of sales, selling, general and administrative expenses increased to 10.5% for the three months ended March 31, 2001 compared to 7.3% for the three months ended March 31, 2000 resulting from an increase in our fixed cost operating expenses during a period of decreased sales.

For the three months ended March 31, 2001 we incurred a loss from operations of ($710,100) compared to income from operations of $120,300 for the three months ended March 31, 2000. As a percentage of sales, loss from operations was (3.6%) for the three months ended March 31, 2001 compared to income from operations of 0.5% for the three months ended March 31, 2000. This change was primarily due to the decrease in sales and gross margin percentage and increase in operating expenses during the period.

Interest expense for the three months ended March 31, 2001 was $73,900, an increase of $1,800, or 2.5%, compared to $72,100 for the three months ended March 31, 2000. Interest income increased from $53,200 for the three months ended March 31, 2000 to $53,700 for the three months ended March 31, 2001, an increase of $500, or 1%, which was principally due to higher average cash balances outstanding during 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through cash generated by operations and borrowings under our floor plan inventory loan.

At March 31, 2001, we had consolidated cash and cash equivalents totaling $3,712,100 and working capital of $7,149,900. At December 31, 2000, we had consolidated cash and cash equivalents totaling $4,874,200 and working capital of $7,624,400.

Net cash provided by operating activities during the three months ended March 31, 2001 was $25,700, which principally reflected an increase in accounts payable and a decrease in accounts receivable. This was partially offset by the net loss incurred during the period and an increase in inventories. The increase in accounts payable was primarily a function of the timing of payments to vendors.

Net cash used in investing activities during the three months ended March 31, 2001 was $39,300, primarily resulting from the acquisition of property and equipment, which was partially offset by the repayment of the notes receivable owed by certain shareholders.

Net cash used by financing activities was $1,148,500 for the three months ended March 31, 2001, primarily from the decrease in the floor plan inventory loan as well as payment of the mortgage loans for our facility. The floor plan inventory loan was terminated during the three months ended March 31, 2001 as the creditor, Finova Capital Corporation, filed for bankruptcy. We are in the process of obtaining a commitment for a floor plan inventory loan from another financial institution. There can be no assurance, however, that we will be able to obtain new financing on acceptable terms, or that we will be able to obtain new financing at all.

On May 7, 2001, our Board of Directors authorized a share repurchase program whereby up to 100,000 shares of our common stock may be repurchased. Based on the current price of our common stock, we estimate that approximately $100,000 will be required to repurchase these shares on the open market under this program during the remainder of 2001 using available cash from operations.

We presently have insufficient working capital to pursue our long-term growth plans with respect to acquisitions and expansion of our service and product offerings. Moreover, we expect that additional resources are needed to fund the development and marketing of Lea's software. We believe, however, that the cash flow from operations and trade credit from suppliers will satisfy our anticipated requirements for working capital to support our present operations through the next 12 months. We are currently negotiating with a financial institution to replace our floor plan lender who filed bankruptcy in March 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS no. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, we have not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, there was no material impact from the application of SFAS 133, as amended, on our financial position, results of operations or cash flows.

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

In March 2000, the FASB issued Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. FIN44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. FIN44 did not have a material impact on our financial position, results of operations, or cash flows.

INFLATION

Inflation has not had a material effect upon our results of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that to the extent resulting increased costs are not offset by increased revenues, our operations may be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to one of our bank mortgage loans with a $2,428,500 balance at March 31,2001 which bears fluctuating interest based on the bank's 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results, financial position or cash flow. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

                                     PART II

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May, 2001.


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