Form 10-Q
period 2001-06-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2001-08-14
CIK 1077050

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2001

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

                    Common Stock, $0.001 par value per share:
           10,428,300 shares issued and outstanding at August 14, 2001

Part I. - Financial Information

     Item 1. - Consolidated Financial Statements

               Consolidated balance sheets as of June 30, 2001
               (Unaudited) and December 31, 2000                             1-2

               Consolidated statements of operations for the three months
               and six months ended June 30, 2001 and 2000 (Unaudited)         3

               Consolidated statements of cash flows for the six months
               ended June 30, 2001 and 2000 (Unaudited)                        4

               Notes to consolidated financial statements                   5-11

     Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         12-18

     Item 3. - Quantitative and Qualitative Disclosures About Market Risk     18

Part II - Other Information

     Item 2. - Changes in Securities and Use of Proceeds                      19

     Item 4. - Submission of Matters to a Vote of Security Holders            19

     Item 6. - Exhibits and Reports on Form 8-K                            19-20

Signature

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                       June 30,     December 31,
                                                         2001           2000
                                                     -----------    -----------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 2,531,000    $ 4,874,200
  Accounts receivable, net of allowance for
    doubtful accounts of $225,000 in 2001
    and $175,000 in 2000                               4,236,600      5,629,200
  Inventories                                          4,192,200      3,917,900
  Prepaid expenses and other current assets              532,700        446,500
  Income taxes receivable                                450,300        215,700
  Notes receivable from shareholders                     128,600        171,400
  Deferred income taxes                                   80,300         80,300
                                                     -----------    -----------

TOTAL CURRENT ASSETS                                  12,151,700     15,335,200

PROPERTY, PLANT AND EQUIPMENT, NET                     4,677,700      4,752,300

INVESTMENT IN RISING EDGE                                458,100        468,000

INVESTMENT IN TARGETFIRST                                     --        250,000

DEPOSITS AND OTHER ASSETS                                 78,100         55,600
                                                     -----------    -----------

                                                     $17,365,600    $20,861,100
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                         June 30,      December 31,
                                                           2001            2000
                                                       ------------    ------------
                                                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable                     $     53,100    $     51,400
  Floor plan inventory loans                                  3,500       1,329,500
  Accounts payable                                        5,345,100       5,788,600
  Accrued expenses                                          326,800         541,300
                                                       ------------    ------------

TOTAL CURRENT LIABILITIES                                 5,728,500       7,710,800

NOTES PAYABLE, LESS CURRENT PORTION                       3,259,400       3,286,200

DEFERRED INCOME TAXES                                         6,300           6,300
                                                       ------------    ------------

TOTAL LIABILITIES                                         8,994,200      11,003,300
                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 5,000,000
    shares authorized; no shares issued and
    outstanding                                                  --              --

  Common stock, $0.001 par value;  25,000,000 shares
    authorized; 10,431,500 and 10,100,000 shares
    issued and outstanding at June 30, 2001 and
    December 31, 2000 respectively                           10,400          10,100
  Additional paid-in capital                              1,662,800       1,463,100
  Retained earnings                                       6,699,300       8,384,600
                                                       ------------    ------------
                                                          8,372,500       9,857,800
  Less: Treasury stock, at cost, 1,800 and
          0 shares at June 30, 2001 and
          December 31, 2000 respectively                     (1,100)             --
                                                       ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                8,371,400       9,857,800
                                                       ------------    ------------

                                                       $ 17,365,600    $ 20,861,100
                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     ----------------------------    ----------------------------
                                                         2001            2000            2001            2000
                                                     ------------    ------------    ------------    ------------
                                                      (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
SALES                                                $ 14,961,400    $ 21,984,300    $ 34,917,900    $ 44,799,500

COST OF SALES                                          13,981,700      20,213,300      32,558,200      41,246,700
                                                     ------------    ------------    ------------    ------------

GROSS MARGIN                                              979,700       1,771,000       2,359,700       3,552,800

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            2,051,100       1,557,100       4,141,200       3,218,600
                                                     ------------    ------------    ------------    ------------

(LOSS) INCOME FROM OPERATIONS                          (1,071,400)        213,900      (1,781,500)        334,200
                                                     ------------    ------------    ------------    ------------

OTHER (EXPENSE) INCOME:
  Interest income on shareholder notes                         --           2,200              --           4,500
  Interest income                                          34,300          59,700          88,000         110,600
  Interest expense                                        (67,800)        (72,500)       (141,700)       (144,600)
  Equity loss on investment                                (3,900)             --          (9,900)             --
  Impairment loss on investment                          (250,000)             --        (250,000)             --
  Other income                                              7,000              --          14,200              --
                                                     ------------    ------------    ------------    ------------

TOTAL OTHER (EXPENSE)                                    (280,400)        (10,600)       (299,400)        (29,500)
                                                     ------------    ------------    ------------    ------------

(LOSS) INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                                (1,351,800)        203,300      (2,080,900)        304,700

INCOME TAX BENEFIT (EXPENSE)                              140,000         (81,300)        365,500        (121,900)
                                                     ------------    ------------    ------------    ------------

(LOSS) INCOME BEFORE MINORITY INTEREST                 (1,211,800)        122,000      (1,715,400)        182,800

MINORITY INTEREST IN FRONTLINE LOSS                            --              --          30,000              --
                                                     ------------    ------------    ------------    ------------
NET (LOSS) INCOME                                    $ (1,211,800)   $    122,000    $ (1,685,400)   $    182,800
                                                     ============    ============    ============    ============

Basic and diluted (loss) earnings per share          $      (0.12)   $       0.01    $      (0.17)   $       0.02
                                                     ============    ============    ============    ============

Basic weighted average common shares outstanding       10,162,200      10,100,000      10,131,300      10,100,000

Stock options                                                  --          49,800              --          67,300
                                                     ------------    ------------    ------------    ------------

Diluted weighted average common shares outstanding     10,162,200      10,149,800      10,131,300      10,167,300
                                                     ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


SIX MONTHS ENDED JUNE 30,                                     2001           2000
                                                          -----------    -----------
                                                          (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                       $(1,685,400)   $   182,800
  Adjustments to reconcile net (loss) income to
    net cash used in operating activities:
      Equity in loss in investment                              9,900             --
      Impairment loss on investment - TargetFirst             250,000             --
      Depreciation and amortization                           135,100        102,300
      Provision for doubtful accounts                          50,000             --
      Loss on disposal of fixed assets                          1,400             --
      Changes in operating assets and liabilities:
           Accounts receivable                              1,342,600       (346,100)
           Inventories                                       (274,300)      (390,600)
           Prepaid expenses and other current assets          113,800         28,600
           Income tax receivable                             (234,600)      (215,700)
           Accounts payable                                  (443,500)      (201,100)
           Accrued expenses                                  (214,500)      (100,000)
                                                          -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                        (949,500)      (939,800)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes and interest receivable from shareholders              42,800         (4,500)
  Investments in Rising Edge and TargetFirst                       --       (750,000)
  Deposits and other assets                                   (22,500)       501,400
  Acquisition of property and equipment                       (61,800)       (22,800)
                                                          -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                         (41,500)      (275,900)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in floor plan inventory loans    (1,326,000)     1,090,200
  Principal payments on notes payable                         (25,100)       (23,200)
  Treasury stock purchases                                     (1,100)            --
                                                          -----------    -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES        (1,352,200)     1,067,000
                                                          -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (2,343,200)      (148,700)

CASH AND CASH EQUIVALENTS, beginning of period              4,874,200      4,416,300
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                  $ 2,531,000    $ 4,267,600
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

3. FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements at June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 are unaudited. However, they have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2000 presented in the Company's Form 10-K.

4. NEW ACCOUNTING PRONOUNCEMENTS

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This issue addresses the income statement classification for shipping and handling fees and costs by companies. The Company believes that its current accounting policies are in conformity with this issue and does not believe that Issue 00-10 will have a material effect on the Company's financial statements.

In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction. The Company is currently analyzing Issue 00-14. However, based on management's current understanding and interpretation, Issue 00-14 is not expected to have a material impact on the Company's financial position or results of operations, except that certain reclassifications may occur.

In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. The Company is currently analyzing Issue 00-25. However, based on management's current understanding and interpretation, Issue 00-25 is not expected to have a material impact on the Company's financial position or results of operations, except that certain reclassifications may occur. The consensus's reached in Issue 00-25 and Issue 00-14 (amended by Issue 00-25) are effective for fiscal quarters beginning after December 15, 2001.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

5. STOCK OPTIONS AND EQUITY AWARDS

During the six months ended June 30, 2001, 570,000 options to purchase the Company's common stock at $0.88 to $0.97 per share were granted to certain officer shareholders and directors of the Company. No issued options were exercised during the six months ended June 30, 2001.

On January 1, 2001, under the terms of the 2000 FNC Stock Option Plan, FNC granted 3,905,000 options to purchase its common stock at $0.01 per share (fair market value based upon an independent appraisal) to employees. Also in order to preserve FNC's election to file consolidated tax returns, which require at least an 80% ownership interest by the Company, FNC granted to the Company 20,000,000 options to purchase its common stock at $0.01 per share. No FNC options were exercised and 655,000 FNC options were cancelled due to employee terminations during the six months ended June 30, 2001.

During the three and six month periods ended June 30, 2001, options to purchase 843,222 shares of the Company's common stock were excluded from the calculation of diluted weighted average common shares outstanding because their effect would be antidilutive.

6. STATEMENTS OF CASH FLOWS

Cash was paid during the six months ended June 30, 2001 and 2000 for:

SIX MONTHS ENDING JUNE 30,           2001           2000
                                   --------       --------
Income taxes                         $1,500       $157,000
                                   ========       ========
Interest                           $141,700       $144,600
                                   ========       ========

As further discussed in Note 12, the Company issued 333,333 shares of its common stock (valued at $200,000) in June 2001 in exchange for prepaid advertising services.

7. INVESTMENTS

In May 1999, the Company and Rising Edge Technologies, Ltd., a corporation based in Taiwan (Rising Edge), entered into an Operating Agreement with Lea Publishing, LLC, a California limited liability company (Lea) formed in January 1999. The objective of Lea is to provide internet users, resellers and providers advanced solutions and applications. Lea is developing various software products. Prior to June 13, 2000, the Company and Rising Edge each owned a 50% interest in Lea. The brother of a director, officer and principal shareholder of the Company is also a director, officer and the majority shareholder of Rising Edge (Rising Edge Majority Shareholder). The Company has no commitment to fund future losses of Lea beyond its investment or guarantee any debt that Lea may incur. On June 13, 2000, the Company purchased a 25% ownership interest in Rising Edge common stock for $500,000 from the Rising Edge Majority Shareholder. As such, the Company has a 62.5% combined direct and indirect ownership interest in Lea, which requires the consolidation of Lea with the Company. The Company is accounting for its investment in Rising Edge by the equity method whereby 25% of the equity interest in the net income or loss of Rising Edge (excluding Rising Edge's portion of the results of Lea and all inter-company transactions) flows through to the Company. During the six months ended June 30, 2001, Lea incurred $21,800 of software consulting expenses. The Company's share of Rising Edge's loss during the six months ended June 30, 2001 was $9,900.

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

In January 2000, the Company acquired, in a private placement, 485,900 shares of convertible preferred stock of an unrelated nonpublic company, TargetFirst, Inc. (formerly ClickRebates.com), for approximately $250,000 under the terms of a Series A Preferred Stock Purchase Agreement. The Company's investment in TargetFirst Inc., which represents approximately 8% of the $3 million preferred stock offering, was being accounted for using the cost method. In connection with the Company's ongoing evaluation of the net realizable value of this investment, the Company elected to reserve the investment 100% during the second quarter of 2001.

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

The following table presents information about reported segment profit or loss for the six months ended June 30, 2001:

                                         PMI            Frontline          PMI-GA           LEA            Totals
                                     ------------    --------------     ------------    ------------    ------------
Revenues from
external customers                   $ 28,000,100    $  1,545,900(1)    $  5,371,900    $         --    $ 34,917,900

Segment (loss) before income
taxes and minority interest              (870,100)       (508,700)          (422,800)        (30,100)     (1,831,700)

The following table presents information about reported segment profit or loss for the six months ended June 30, 2000:

                          PMI         Frontline          LEA          Totals
                      -----------   -------------    -----------   -----------
Revenues from
external customers    $40,991,600   $ 3,807,900(1)   $        --   $44,799,500

Segment income
before income taxes       274,500        30,200               --       304,700

The following table presents information about reported segment profit or loss for the three months ended June 30, 2001:

                                   PMI            Frontline          PMI-GA           LEA            Totals
                               ------------    --------------     ------------    ------------    ------------
Revenues from
external customers             $ 11,788,400    $    802,100(2)    $  2,370,900    $         --    $ 14,961,400

Segment (loss) before income
taxes and minority interest        (650,900)       (232,400)          (193,900)        (30,100)     (1,107,300)

The following table presents information about reported segment profit or loss for the three months ended June 30, 2000:

                            PMI         Frontline          LEA          Totals
                        -----------   -------------    -----------   -----------
Revenues from
external customers      $19,390,800   $ 2,593,500(2)   $        --   $21,984,300

Segment income before
income taxes                154,900        48,400               --       203,300

----------
(1) Includes service revenues of $78,500 and $105,700 in 2001 and 2000, respectively.
(2) Includes service revenues of $29,200 and $72,800 in 2001 and 2000, respectively.

The following is a reconciliation of reportable segment loss before income taxes to the Company's consolidated total:

                                                  Three months      Six months
                                                     Ended            Ended
                                                 June 30, 2001     June 30,2001
                                                 -------------     ------------
Total loss before income taxes and minority
  interest for reportable segments                $(1,107,300)     $(1,831,700)
Inter-company transactions                              9,400           10,700
Equity in loss in investment in Rising Edge            (3,900)          (9,900)
Impairment loss on investment                        (250,000)        (250,000)
                                                  -----------      -----------
Consolidated loss before income taxes
  and minority interest                           $(1,351,800)     $(2,080,900)
                                                  -----------      -----------

The total of reportable segment revenues equals the Company's consolidated revenues for the three and six-month periods ended June 30, 2001.

9. FLOOR PLAN INVENTORY LOANS AND LINE OF CREDIT

As of December 31, 2000, the Company had $7 million (including a $1 million letter of credit sub-limit) automatically renewing floor plan inventory loan available from a financial institution which was collateralized by the purchased inventory and any proceeds from its sale or disposition. The $1 million letter of credit was being maintained as security for inventory purchased on terms from vendors in Taiwan and required an annual commitment fee of $15,000. Borrowings under the floor plan inventory loan totaled $1,329,500 as of December 31, 2000 and were subject to 30 to 60 days repayment terms, at which time interest began to accrue at the prime rate. In March 2001, the financial institution that provided this floor plan inventory loan filed bankruptcy.

On July 13, 2001, Pacific Magtron Inc. (PMI) and Pacific Magtron (GA) Inc. (PMI-GA) obtained a new $4 million (subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (the "Bank"). This new credit facility has a term of two years and subject to automatic renewal from year to year thereafter. The credit facility can be terminated by either party upon 60 days' prior written notice and immediately if the Companies lose the right to sell or deal in any product line of inventory. The Companies are subject to an early termination fee equal to 1% of their then established credit limit.

The facility includes a $2.4 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories), a $600,000 working capital line and a $1 million letter of credit facility used as security for inventory purchased on term from vendors in Taiwan. Borrowing under the inventory loans are subject to 30 to 60 days repayment, at which time interest begins to accrue at the prime rate, which was 6.75% at June 30, 2001. Draws on the working capital line also accrue interest at the prime rate.

Under the agreement, PMI and PMI-GA granted security interest in all of their accounts, chattel paper, cash, documents, equipment, fixtures, general intangibles, instruments, inventories, leases, supplier benefits and proceeds of the foregoing. The Companies are also required to maintain certain financial covenants. As of June 30, 2001, the Companies were in compliance with these covenants.

The credit facility provided by the Bank is guaranteed by both PMIC and Frontline. As of June 30, 2001, there were no draws on the credit line.

In March, 2001, Frontline obtained a $2 million discretionary credit facility from Deutsche Financial Services Corporation ("Deutsche") to purchase inventory. To secure payment, Deutsche obtained a security interest in all of Frontline's inventory, equipment, fixtures, accounts, reserves, documents, general intangible assets and all judgements, claims, insurance policies, and payments owed or made to Frontline. Under the loan agreement, all draws mature in 30 days. Thereafter, interest accrues at the lesser of 16% per annum or at the maximum lawful contract rate of interest permitted under applicable law. As of June 30, 2001, Frontline had an outstanding balance of $3,500 under this credit facility.

Frontline is required to maintain certain financial covenants to qualify for the credit line, and the company was in compliance with the requirements as of June 30, 2001. The credit facility provided to Frontline by the financial institution is guaranteed by PMIC. The credit facility can be terminated by Deutsche with 30 days prior notice or immediately upon a default.

10. NOTES RECEIVABLES FROM SHAREHOLDERS

As of June 30, 2001 and December 31, 2000, notes receivable from two officer shareholders aggregated $128,600 and $171,400, respectively. In December 2000, the repayment terms of these notes were renegotiated to require monthly principal payments, without interest, to pay off the loan by December 31, 2001. Also, based upon the renegotiated terms, periodic bonuses are paid to the officer shareholders, and the proceeds are used to repay the notes.

11. TREASURY STOCK

On May 7, 2001, the Company's Board of Directors authorized a share repurchase program whereby, up to $100,000 worth of the Company's common stock may be repurchased at a maximum price of $1.25 per share and held in treasury. As of June 30, 2001, the Company acquired 1,800 shares of its common stock at a cost of $1,100. Subsequent to June 30, 2001, an additional 3,200 shares were acquired for treasury at a cost of $2,000.

12. BARTER AGREEMENT

On June 14, 2001, the Company issued 333,333 shares of its common stock to an unrelated party in exchange for radio advertising services to be received over a three-year period. All of the shares vested upon issuance and are non forfeitable, resulting in a measurement date and final valuation of these shares of $200,000 based upon the market price of the Company's common stock on the date of issuance. Included in prepaid expenses and other current assets is $200,000 which will be recorded as an expense in the statement of operations as the services are provided over the three year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated financial statements, which are included elsewhere in this Quarterly Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include, but are not limited to, those identified in the Company's Form 10-K for the fiscal year ended December 31, 2000 under the heading "Cautionary Factors That May Affect Future Results", such as technological changes, diminished marketability of inventory, need for additional capital, increased warranty costs, competition, recruitment and retention of technical personnel, dependence on continued manufacturer certification, dependence on certain suppliers, risks associated with the projects in which we are engaged to complete, the risks associated with our LEA venture, risks associated with our investments in Rising Edge and TargetFirst, and dependence on key personnel.

GENERAL

We provide solutions to customers in several synergetic and rapidly growing segments of the computer industry. To capture the expanding corporate IT infrastructure market, we established Frontline Network Consulting (FNC) division in 1998 to provide professional services to mid-market companies focused on consulting, implementation and support services of Internet technology solutions. This division was incorporated as a separate subsidiary during 2000. In January 2001, Frontline issued 3,000,000 of its shares to three of its key employees resulting in a decrease in our ownership interest of FNC to 87%. We also invested in a 50%-owned joint software venture, Lea Publishing, LLC
(Lea), in 1999 to focus on Internet-based software application technologies to enhance corporate IT services. Lea is a development stage company. In June 2000, we increased our direct and indirect interest in LEA to 62.5% by completing our purchase of 25% of the outstanding common stock of Rising Edge Technologies, the other 50% owner of LEA. Finally, our other subsidiaries, Pacific Magtron, Inc.
(PMI) and Pacific Magtron (GA), Inc. (PMI-GA), provide the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEM's and systems integrators. PMI-GA commenced operations in October 2000 and distributes PMI's products in the eastern United States market. As used herein and unless otherwise indicated, the terms "Company", "we" and "our" refer to Pacific Magtron International Corp. and our subsidiaries.

Our stock is currently traded on The Nasdaq SmallCap Market. However, we received notice in July 2001 from Nasdaq that we failed to maintain a minimum market value of public float of $1 million and a minimum bid price of $1.00 over 30 consecutive trading days as required by Nasdaq's rules. We have until October 1, 2001 to regain compliance with these rules. If we fail to demonstrate compliance with these rules by October 1, 2001, our stock will be delisted.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                  Three Months Ended       Six Months Ended
                                        June 30,               June 30,
                                  ------------------       ----------------
                                   2001         2000        2001       2000
                                  -----        -----       -----      -----
Sales                             100.0%       100.0%      100.0%     100.0%
Cost of sales                      93.5         91.9        93.2       92.1
                                  -----        -----       -----      -----
Gross margin                        6.5          8.1         6.8        7.9
Operating expenses                 13.7          7.1        11.8        7.2
                                  -----        -----       -----      -----
(Loss) income from operations      (7.2)         1.0        (5.0)       0.7
Other (expense)                    (1.9)         0.0        (1.0)       0.0
Income tax benefit (expense)        1.0         (0.4)        1.1       (0.3)
Minority interest in FNC            0.0          0.0         0.1        0.0
                                  -----        -----       -----      -----
Net (loss) income                  (8.1)%        0.6%       (4.8)%      0.4%
                                  =====        =====       =====      =====

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Sales for the three months ended June 30, 2001 were $14,961,400, a decrease of $7,022,900, or approximately 32%, compared to $21,984,300 for the three months ended June 30, 2000. There was a decrease in sales attributable to our computer products subsidiaries (PMI and PMI-GA) for the three months ended June 30, 2001 of $5,225,600 or approximately 27%, compared to the corresponding period in 2000. Sales recognized by PMI-GA were approximately $2,370,900 during the three months ended June 30, 2001. The decrease was due to the continuous decline in the computer component market and the lack of any new and innovative high-demand products in the multimedia arena during a period of economic slowdown. In addition, we believe that the uncertainty regarding the economy depressed sales during the first half of 2001 as customers were postponing their buying decisions. Approximately $802,100 of the sales recognized by the Company during the second quarter of 2001 was attributable to FNC, a decrease of $1,791,400, or approximately 69%, compared to $2,593,500 for the three months ended June 30, 2000 as FNC has experienced an overall slowdown in the IT market, as well as pricing pressures and increased competition.

Gross margin for the three months ended June 30, 2001 was $979,700, a decrease of $791,300 or 44.7%, compared to $1,771,000 for the three months ended June 30, 2000. The gross margin as a percentage of sales decreased from 8.1% for the three months ended June 30, 2000 to 6.6% for the three months ended June 30, 2001. This decrease in gross margin is a result of reduction of vendor rebate and advertising funding programs. Additionally, our computer products division experienced pricing pressures in selling its products due to the economic slowdown, and because there was an excess supply of computer products during the first half of 2001 which reduced demand and increased pressure on gross margin. The gross margin generated by our computer products subsidiaries (PMI and PMI-GA) for the three months ended June 30, 2001 was $879,700. In the same period of last year, the gross margin was $1,435,900, a decrease of $556,200 or approximately 38.7%. Gross margin relating to PMI-GA for the three months ended June 30, 2001 was $115,400. Gross margin relating to the FNC for the three months ended June 30, 2001 was $100,000, or 12.5% of FNC's sales during the same period. Gross margin relating to the FNC division for the three months ended June 30, 2000 was $335,200, or 12.9% of FNC's sales during the same period. However, since FNC's sales levels were relatively insignificant in relation to that of the Company's computer products group, the higher gross margin percentage earned by FNC had only a minor effect on the overall gross margin during the three months ended June 30, 2001.

Selling, general, and administrative for the three months ended June 30, 2001 were $2,051,100, an increase of $494,000, or 32%, compared to $1,557,100 for the three months ended June 30, 2000. Although we implemented cost cutting measures, such as reducing our head count from 103 people in the first quarter of 2001 to 98 people in second quarter of 2001, in anticipation of the economic slowdown, expenses increased primarily due to the addition of PMI-GA operations. As a percentage of sales, selling, general and administrative expenses increased to 13.7% for the three months ended June 30, 2001 compared to 7.1% for the three months ended June 30, 2000 resulting from an increase in our operating expenses during a period of decreased sales.

For the three months ended June 30, 2001, we incurred a loss from operations of $1,071,400 compared to income from operations of $213,900 for the three months ended June 30, 2000. As a percentage of sales, loss from operations was (7.2)% for three months ended June 30, 2001 compared to income from operations of 1.0% for the three months ended June 30, 2000.

Interest expense for the three months ended June 30, 2001 was $67,800, a decrease of $4,700, or 6.5%, compared to $72,500 for the three months ended June 30, 2000. This decrease was due to a reduction in the floating interest rate charged on one of the mortgages on our office building facility. Interest income decreased from $61,900 for the three months ended June 30, 2000 to $34,300 for the three months ended June 30, 2001, a reduction of $27,600, or 44.6%, which was principally due to lower market interest rates available for short-term investments of cash and cash equivalents and a reduction in cash balances.

During the three months ended June 30, 2001, we established a 100% reserve on our TargetFirst Inc. investment as a result of our ongoing evaluation of the net realizable value of this investment, resulting in an impairment loss of $250,000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Sales for the six months ended June 30, 2001 were $34,917,900, a decrease of $9,881,600, or approximately 22%, compared to $44,799,500 for the six months ended June 30, 2000. There was a decrease in sales attributable to our computer products subsidiaries (PMI and PMI-GA) for the six months ended June 30,2001 of $7,619,600 or approximately 18.6% compared to the corresponding period of June 30, 2000. Sales recognized by PMI-GA were approximately $5,371,900 during the six months ended June 30, 2001. The decrease was due to the overall decline in the computer component market and the lack of any new and innovative high-demand products in the multimedia arena during a period of continuous economic slowdown. Because of the uncertainty regarding the economic down turn, customers were delaying their purchase decisions. Approximately $1,545,900 of the sales earned by us during the six months ended June 30, 2001 was attributable to FNC, a decrease of $2,261,900 or approximately 59% compared to $3,807,800 for the six months ended June 30, 2000 as FNC has experienced pricing pressures and increased competition.

Gross margin for the six months ended June 30, 2001 was $2,359,700, a decrease of $1,193,100, or 33.6%, compared to $3,552,800 for the six months ended June 30, 2000. The gross margin as a percentage of sales decreased from 7.9% for the six months ended June 30, 2000 to 6.7% for the six months ended June 30, 2001. This decrease in gross margin percentage arose primarily as a result of reduction in vendor rebate, advertising funding programs and increase in freight cost. Additionally, our computer products division experienced pricing pressures in selling its products. We believe that because of the economic slowdown, there was an excess supply of computer products during the first half of 2001 which reduced demand and increased pressure on gross margins. The gross margin generated by our computer products subsidiaries (PMI and PMI-GA) for the six months ended June 30, 2001 was $2,178,300, a decrease of $871,300 or 28.5% compared to $3,049,600 for the six months ended June 30, 2000. The gross margin relating to PMI-GA for the six months ended June 30, 2001 was $228,300. Gross margin relating to FNC for the six months ended June 30,2001 was $181,400, or

11.7% of FNC's sales during the same period as compared to $503,200, or 13.2% of FNC's sales during the six months ended June 30, 2000. This decrease in gross margin was primarily a result of pricing pressures and weaker demand for higher margin corporate IT planning services. Since FNC's sales levels accounted for only 4% and 8.5% of our consolidated sales during the first quarter of 2001 and 2000, respectively, the gross margin percentage earned by FNC had only a minor effect on our overall gross margin in both periods. Gross margin relating to PMI-GA for the six months ended June 30, 2001 was $228,300, or 4.2% of PMI-GA's sales.

Selling, general, administrative expenses for the six months ended June 30, 2001 were $4,141,200, an increase of $922,600, or 29%, compared to $3,218,600 for the six months ended June 30, 2000. Although we implemented cost cutting measures in anticipation of the economic slowdown, expenses increased primarily due to the continued establishment of our FNC and PMI-GA operations, including among other things, additional expenses associated with our new distribution facility in Georgia. We reduced our headcount by 4 people during the first quarter of 2001 and again by 5 people during the second quarter of 2001. During the first half of 2001, we also increased spending for professional services to assist in the formation of an acquisition strategy. As a percentage of sales, selling, general and administrative expenses increased to 11.8% for the six months ended June 30, 2001 compared to 7.2% for the six months ended June 30, 2000 resulting from an increase in our operating expenses during a period of decreased sales.

For the six months ended June 30, 2001 we incurred a loss from operations of ($1,781,500) compared to income from operations of $334,200 for the six months ended June 30, 2000. As a percentage of sales, loss from operations was (5.0%) for the six months ended June 30, 2001 compared to income from operations of 0.7% for the six months ended June 30, 2000. This change was primarily due to the decrease in sales and gross margin percentage and increase in operating expenses during the period.

Interest expense for the six months ended June 30, 2001 was $141,700, a decrease of $2,800, or 2%, compared to $144,600 for the six months ended June 30, 2000. Interest income decreased from $115,100 for the six months ended June 30, 2000 to $88,000 for the six months ended June 30, 2001, a decrease of $27,100, or 24%, which was principally caused by lower market interest rates available for short term investments of cash and cash equivalents and a reduction in cash balances.

During the six months ended June 30, 2001, we established a 100% reserve on our TargetFirst Inc. investment as a result of our ongoing evaluation of the net realizable value of this investment, resulting in an impairment loss of $250,000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through cash generated by operations and borrowings under our floor plan inventory loan.

At June 30, 2001, we had consolidated cash and cash equivalents totaling $2,531,000 and working capital of $6,423,200. At December 31, 2000, we had consolidated cash and cash equivalents totaling $4,874,200 and working capital of $7,624,400.

Net cash used in operating activities during the six months ended June 30, 2001 was $949,500, which principally reflected the net loss incurred during the period, which was partially offset by a decrease in accounts receivable.

Net cash used in investing activities during the six months ended June 30, 2001 was $41,500, primarily resulting from the acquisition of property and equipment, which was partially offset by the repayment of the notes receivable owed by certain shareholders.

Net cash used by financing activities was $1,352,200 for the six months ended June 30, 2001, primarily from the decrease in the floor plan inventory loan as well as payment of the mortgage loans for our facility. The floor plan inventory loan was terminated during the three months ended March 31, 2001 as the creditor filed for bankruptcy.

On July 13, 2001, Pacific Magtron Inc. (PMI) and Pacific Magtron (GA) Inc. (PMI-GA) obtained a new $4 million (subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (the "Bank"). This new credit facility has a term of two years and subject to automatic renewal from year to year thereafter. The credit facility can be terminated by either party upon 60 days' prior written notice and immediately if the Companies lose the right to sell or deal in any product line of inventory. The Companies are subject to an early termination fee equal to 1% of their then established credit limit.

The facility includes a $2.4 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories), a $600,000 working capital line and a $1 million letter of credit facility used as security for inventory purchased on term from vendors in Taiwan. Borrowing under the inventory loans are subject to 30 to 60 days repayment, at which time interest begins to accrue at the prime rate, which was 6.75% at June 30, 2001. Draws on the working capital line also accrue interest at the prime rate.

Under the agreement, PMI and PMI-GA granted security interest in all of their accounts, chattel paper, cash, documents, equipment, fixtures, general intangibles, instruments, inventories, leases, supplier benefits and proceeds of the foregoing. The Companies are also required to maintain certain financial covenants. As of June 30, 2001, the Companies were in compliance with these covenants.

The credit facility provided by the Bank is guaranteed by both PMIC and Frontline. As of June 30, 2001, there were no draws on the credit line.

In March, 2001, Frontline obtained a $2 million discretionary credit facility from Deutsche Financial Services Corporation ("Deutsche") to purchase inventory. To secure payment, Deutsche obtained a security interest in all of Frontline's inventory, equipment, fixtures, accounts, reserves, documents, general intangible assets and all judgements, claims, insurance policies, and payments owed or made to Frontline. Under the loan agreement, all draws mature in 30 days. Thereafter, interest accrues at the lesser of 16% per annum or at the maximum lawful contract rate of interest permitted under applicable law. As of June 30, 2001, Frontline had an outstanding balance of $3,500 under this credit facility.

Frontline is required to maintain certain financial covenants to qualify for the credit line, and the company was in compliance with the requirements as of June 30, 2001. The credit facility provided to Frontline by the financial institution is guaranteed by PMIC. The credit facility can be terminated by Deutsche with 30 days prior notice or immediately upon a default.

On May 7, 2001, our Board of Directors authorized a share repurchase program whereby up to $100,000 worth of our common stock may be repurchased and held as treasury stock. Through June 30, 2001, we purchased 1,800 shares for treasury at a cost of $1,100 and an additional 3,200 shares at a cost of $2,000 subsequent to June 30, 2001. We estimate that approximately $96,900 will be required to repurchase these shares on the open market under this program during the remainder of 2001 using available cash from operations.

We presently have insufficient working capital to pursue our long-term growth plans with respect to expansion of our service and product offerings. Moreover, we expect that additional resources are needed to fund the development and marketing of Lea's software. We believe, however, that the cash flow from operations, borrowings under our credit facility and trade credit from suppliers will satisfy our anticipated requirements for working capital to support our present operations through the next 12 months.

Our stock is currently traded on The Nasdaq SmallCap Market. However, we received notice in July 2001 from Nasdaq that we failed to maintain a minimum market value of public float of $1 million and a minimum bid price of $1.00 over 30 consecutive trading days as required by Nasdaq's rules. We have until October 1, 2001 to regain compliance with these rules. If we fail to demonstrate compliance with these rules by October 1, 2001, our stock will be delisted. We are striving to comply with Nasdaq's rules before October 1, 2001. However, to the extent that we fail in our endeavors, our stock will be quoted on the Over the Counter Bulletin Board ("OTCBB"). It is important to understand that there are significant consequences associated with our common stock trading on the OTCBB rather than a national exchange. The effects of not being able to list our stock on a national exchange include limited release of the market prices of our securities, limited coverage of us by analysts, and volatility of our stock prices due to low trading volume. These factors may limit our ability to issue additional securities or to secure additional financing.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This issue addresses the income statement classification for shipping and handling fees and costs by companies. The Company believes that its current accounting policies are in conformity with this issue and does not believe that Issue 00-10 will have a material effect on the Company's financial statements.

In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction. The Company is currently analyzing Issue 00-14. However, based on management's current understanding and interpretation, Issue 00-14 is not expected to have a material impact on the Company's financial position or results of operations, except that certain reclassifications may occur.

In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. The Company is currently analyzing Issue 00-25. However, based on management's current understanding and interpretation, Issue 00-25 is not expected to have a material impact on the

Company's financial position or results of operations, except that certain reclassifications may occur. The consensus's reached in Issue 00-25 and Issue 00-14 (amended by Issue 00-25) are effective for fiscal quarters beginning after December 15, 2001.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

INFLATION

Inflation has not had a material effect upon our results of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that to the extent resulting increased costs are not offset by increased revenues, our operations may be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to one of our bank mortgage loans with a $2,422,900 balance at June 30, 2001 which bears fluctuating interest based on the bank's 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

                                     PART II

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 14, 2001, the Company issued 333,333 shares of its common stock to Business Talkradio Net, Inc. in exchange for radio advertising services to be received over a three-year period. All of the shares vested upon issuance. The Company believes that this issuance is exempt under Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No underwriter was involved in connection with the sale of securities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its annual meeting of stockholders at its headquarters on June 8, 2001. A total of 10,100,000 outstanding shares of common stock were entitled to be voted at the meeting. 89.2% percent or 9,009,600 shares of the outstanding shares were represented in person or by proxy.

(b) The following seven directors were each elected to a one-year term expiring in 2002:

Theodore S. Li
9,009,600 shares of common stock for election
        0 shares of common stock withheld

Hui Lee
9,009,600 shares of common stock for election
        0 shares of common stock withheld


Jey Hsin Yao
9,009,600 shares of common stock for election
        0 shares of common stock withheld

Betty Lin
9,009,600 shares of common stock for election
        0 shares of common stock withheld

Hank C. Ta
9,009,600 shares of common stock for election
        0 shares of common stock withheld

Limin Hu
9,009,600 shares of common stock for election
        0 shares of common stock withheld

John C. Reed
9,009,600 shares of common stock for election
        0 shares of common stock withheld

(c) Our stockholders approved the selection of BDO Seidman, LLP as auditors for our 2001 fiscal year as follows: 9,009,500 shares voted in favor; 100 shares voted against; and 0 shares abstained (including broker non-votes).

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Accounts Receivable and Inventory Financing Agreement between Transamerica Commercial Finance Corporation, Pacific Magtron, Inc. and Pacific Magtron (GA), Inc. dated July 13, 2001.

     (b)  Reports on Form 8-K

          Form 8-K filed on June 24, 2001 to report that a footnote in our Consolidated Financial Statements, included in our Annual Report, inadvertently included a discussion regarding an acquisition by the Company's Frontline subsidiary. The acquisition was never consummated and an asset purchase agreement was not signed.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August, 2001.

                                PACIFIC MAGTRON INTERNATIONAL CORP.,
                                a Nevada corporation



                                By /s/ Theodore S. Li
                                   -----------------------------------------
                                   Theodore S. Li
                                   President and Chief Financial Officer