Form 10-Q
period 2001-09-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2001-11-14
CIK 1077050

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                    Common Stock, $0.001 par value per share:
           10,412,900 shares issued and outstanding at November 14, 2001

Part I. - Financial Information

     Item 1. - Consolidated Financial Statements

               Consolidated balance sheets as of September 30, 2001
               (Unaudited) and December 31, 2000                             1-2

               Consolidated statements of operations for the three months and
               nine months ended September 30, 2001 and 2000 (Unaudited)       3

               Consolidated statements of cash flows for the nine months
               ended September 30, 2001 and 2000 (Unaudited)                   4

               Notes to consolidated financial statements                   5-11

     Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         12-18

     Item 3. - Quantitative and Qualitative Disclosures About Market Risk     19

Part II - Other Information

     Item 6. - Exhibits and Reports on Form 8-K                               19

Signature

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                   September 30,    December 31,
                                                       2001            2000
                                                   ------------     -----------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $ 2,838,100     $ 4,874,200
  Restricted cash                                       175,000              --
  Accounts receivable, net of allowance for
    doubtful accounts of $250,000 in 2001
    and $175,000 in 2000                              5,768,300       5,629,200
  Inventories                                         3,987,200       3,917,900
  Prepaid expenses and other current assets             595,100         446,500
  Income taxes receivable                               450,300         215,700
  Notes receivable from shareholders                     80,000         171,400
  Deferred income taxes                                  80,300          80,300
                                                    -----------     -----------

TOTAL CURRENT ASSETS                                 13,974,300      15,335,200

PROPERTY, PLANT AND EQUIPMENT, net                    4,627,600       4,752,300

INVESTMENT IN RISING EDGE                               453,400         468,000

INVESTMENT IN TARGETFIRST                                    --         250,000

DEPOSITS AND OTHER ASSETS                                63,200          55,600
                                                    -----------     -----------

                                                    $19,118,500     $20,861,100
                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                         September 30,   December 31,
                                                             2001            2000
                                                         ------------    ------------
                                                         (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable                       $     53,600    $     51,400
  Floor plan inventory loans                                1,655,900       1,329,500
  Accounts payable                                          5,892,900       5,788,600
  Accrued expenses                                            271,400         541,300
                                                         ------------    ------------

TOTAL CURRENT LIABILITIES                                   7,873,800       7,710,800

NOTES PAYABLE, less current portion                         3,245,700       3,286,200

DEFERRED INCOME TAXES                                           6,300           6,300
                                                         ------------    ------------

TOTAL LIABILITIES                                          11,125,800      11,003,300
                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST - PMI-GA                                      5,000              --
                                                         ------------    ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 5,000,000
    shares authorized; no shares issued and
    outstanding                                                    --              --

  Common stock, $0.001 par value; 25,000,000 shares
    authorized; 10,412,900 and 10,100,000 shares
    issued and outstanding at September 30, 2001
    and December 31, 2000 respectively                         10,400          10,100
  Additional paid-in capital                                1,662,800       1,463,100
  Retained earnings                                         6,329,200       8,384,600
                                                         ------------    ------------
                                                            8,002,400       9,857,800
  Less: Treasury stock, at cost, 20,400 and
          0 shares at September 30, 2001 and
          December 31, 2000 respectively                      (14,700)             --
                                                         ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                  7,987,700       9,857,800
                                                         ------------    ------------

                                                         $ 19,118,500    $ 20,861,100
                                                         ============    ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                        ----------------------------    ----------------------------
                                                            2001            2000            2001            2000
                                                        ------------    ------------    ------------    ------------
                                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
SALES                                                   $ 20,840,200    $ 24,125,300    $ 55,758,100    $ 68,924,800

COST OF SALES                                             19,375,000      22,369,700      51,933,200      63,616,400
                                                        ------------    ------------    ------------    ------------

GROSS MARGIN                                               1,465,200       1,755,600       3,824,900       5,308,400
                                                        ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Selling, general and administrative                      1,737,700       1,568,100       5,857,200       4,786,700
  Research and development                                    46,800         100,000          68,500         100,000
                                                        ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                                   1,784,500       1,668,100       5,925,700       4,886,700
                                                        ------------    ------------    ------------    ------------

(LOSS) INCOME FROM OPERATIONS                               (319,300)         87,500      (2,100,800)        421,700
                                                        ------------    ------------    ------------    ------------
OTHER (EXPENSE) INCOME:
  Interest income on shareholder notes                            --           2,300              --           6,800
  Interest income                                             20,000          56,400         107,900         167,000
  Interest expense                                           (60,200)        (73,700)       (201,900)       (218,300)
  Litigation settlement                                           --         300,000              --         300,000
  Equity loss on investment                                   (4,600)         (6,300)        (14,500)         (6,300)
  Impairment loss on investment                                   --              --        (250,000)             --
  Other (expense) income                                     (14,100)             --           8,400              --
                                                        ------------    ------------    ------------    ------------

TOTAL OTHER (EXPENSE) INCOME                                 (58,900)        278,700        (350,100)        249,200
                                                        ------------    ------------    ------------    ------------
(LOSS) INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                                     (378,200)        366,200      (2,450,900)        670,900

INCOME TAX BENEFIT (EXPENSE)                                      --        (161,800)        365,500        (283,700)
                                                        ------------    ------------    ------------    ------------

(LOSS) INCOME BEFORE MINORITY INTEREST                      (378,200)        204,400      (2,085,400)        387,200
MINORITY INTEREST IN FNC AND PMI-GA LOSSES                     8,200          50,300          30,000          50,300
                                                        ------------    ------------    ------------    ------------
NET (LOSS) INCOME                                       $   (370,000)   $    254,700    $ (2,055,400)   $    437,500
                                                        ============    ============    ============    ============

Basic and diluted (loss) earnings per share             $      (0.04)   $       0.03    $      (0.20)   $       0.04
                                                        ============    ============    ============    ============

Basic weighted average common shares outstanding          10,420,700      10,100,000      10,228,800      10,100,000

Stock options                                                     --          59,700              --          52,200
                                                        ------------    ------------    ------------    ------------

Diluted weighted average common shares outstanding        10,420,700      10,159,700      10,228,800      10,152,200
                                                        ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,                                   2001             2000
                                                               -----------      -----------
                                                               (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                            $(2,055,400)     $   437,500
  Adjustments to reconcile net (loss) income to
    net cash (used in) provided by operating activities:
      Equity in loss in investment                                  14,500            6,300
      Impairment loss on investment - TargetFirst                  250,000               --
      Depreciation and amortization                                203,600          153,800
      Provision for doubtful accounts                               75,000               --
      Loss on disposal of fixed assets                               1,400               --
      Minority interest losses                                     (30,000)              --
      Changes in operating assets and liabilities:
        Accounts receivable                                       (214,100)        (809,700)
        Inventories                                                (69,300)        (223,900)
        Prepaid expenses and other current assets                   51,400         (418,700)
        Income tax receivable                                     (234,600)              --
        Accounts payable                                           104,300        1,447,300
        Accrued expenses                                          (269,900)          12,100
                                                               -----------      -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES             (2,173,100)         604,700
                                                               -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes and interest receivable from shareholders                   91,400           (6,800)
  Investments in Rising Edge and TargetFirst                            --         (750,000)
  Deposits and other assets                                         (7,600)         502,200
  Acquisition of property and equipment                            (80,200)         (41,500)
                                                               -----------      -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  3,600         (296,100)
                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in floor plan inventory loans                       326,400          297,700
  Principal payments on notes payable                              (38,300)         (35,200)
  Restricted cash                                                 (175,000)              --
  Treasury stock purchases                                         (14,700)              --
  Proceeds from sale of FNC and PMI-GA stock
    to minority shareholders                                        35,000               --
                                                               -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          133,400          262,500
                                                               -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (2,036,100)         571,100

CASH AND CASH EQUIVALENTS, beginning of period                   4,874,200        4,416,300
                                                               -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                       $ 2,838,100      $ 4,987,400
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

In May 1998, the Company formed its Frontline Network Consulting (Frontline) division, a corporate information systems group that serves the networking and personal computer requirements of corporate customers. In July 2000, the Company formed Frontline Network Consulting, Inc. (FNC), a California corporation. Effective October 1, 2000, PMI transferred the assets and liabilities of the Frontline division to FNC. Concurrently, FNC issued 20,000,000 shares to the Company and became a wholly-owned subsidiary. On January 1, 2001, FNC issued 3,000,000 shares of its common stock to three key FNC employees for past services rendered pursuant to certain Employee Stock Purchase Agreements. As a result of this transaction, the Company's ownership interest in FNC was reduced to 87%. In August 2001, one of the key employees resigned, and FNC repurchased and retired one million of its shares from the ex-employee at $0.01 per share. Consequently, the Company's ownership interest in FNC was increased to 91%.

On September 30, 2001, FNC acquired certain assets of a computer technical support company in exchange for $20,000 to be paid in PMIC common stock. The number of shares of PMIC stock that will be required to be issued was determined by dividing $20,000 by the average share price for the ten days preceding the acquisition date. The purchase price also includes a contingent payment and an earn-out payment. Upon completion and full settlement of a sale transaction specified in the purchase agreement, FNC shall pay $140,000 to the seller. The seller will also be entitled to an earn-out payment, calculated as a percentage of the adjusted gross profits, as defined in the agreement.

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

In August 2000, PMI formed Pacific Magtron (GA), Inc., a Georgia corporation whose principal activity is the wholesale distribution of PMI's products in the eastern United States market. During the nine months ended September 30, 2001, PMI-GA sold 15,000 shares of its common stock to an employee for $15,000. As a result of this transaction, PMI's ownership interest in PMI-GA was reduced to 98%.

2. CONSOLIDATION AND UNCONSOLIDATED INVESTEES

The accompany consolidated financial statements include the accounts of Pacific

Magtron International Corp. and its wholly-owned subsidiary, PMI, and majority-owned subsidiaries, FNC, Pacific Magtron (GA), Inc. and Lea. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investments in companies in which financial ownership is at least 20%, but less than a majority of the voting stock, are accounted for using the equity method. Investments with ownership of less than 20% are accounted for on the cost method.

3. FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements at September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 are unaudited. However, they have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in the Company's Form 10-K for the year ended December 31, 2000.

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

5. STOCK OPTIONS AND EQUITY AWARDS

During the nine months ended September 30, 2001, 570,000 options to purchase the Company's common stock at $0.88 to $0.97 per share were granted to certain officers, shareholders and directors of the Company. No issued options were exercised during the nine months ended September 30, 2001.

On January 1, 2001, under the terms of the 2000 FNC Stock Option Plan, FNC granted 3,905,000 options to purchase its common stock at $0.01 per share (fair market value based upon an independent appraisal) to employees. Also, in order to preserve FNC's election to file consolidated tax returns, which require at least an 80% ownership interest by the Company, FNC granted to the Company
20,000,000 options to purchase its common stock at $0.01 per share. No FNC options were exercised and 1,655,000 FNC options were cancelled due to employee terminations during the nine months ended September 30, 2001.

During the three and nine month periods ended September 30, 2001, options to purchase 835,222 shares of the Company's common stock were excluded from the calculation of diluted weighted average common shares outstanding because their effect would be antidilutive.

6. STATEMENTS OF CASH FLOWS

Cash was paid during the nine months ended September 30, 2001 and 2000 for:

NINE MONTHS ENDING SEPTEMBER 30,              2001         2000
                                            --------     --------
Income taxes                                $  1,500     $203,700
                                            ========     ========
Interest                                    $201,900     $218,300
                                            ========     ========

As further discussed in Note 12, the Company issued 333,333 shares of its common stock (valued at $200,000) in June 2001 in exchange for prepaid advertising services.

7. INVESTMENTS

In May 1999, the Company and Rising Edge Technologies, Ltd., a corporation based in Taiwan (Rising Edge), entered into an Operating Agreement with Lea Publishing, LLC, a California limited liability company (Lea) formed in January 1999. The objective of Lea is to provide internet users, resellers and providers advanced solutions and applications. Lea is developing various software products. Prior to June 13, 2000, the Company and Rising Edge each owned a 50% interest in Lea. The brother of a director, officer and principal shareholder of the Company is also a director, officer and the majority shareholder of Rising Edge (Rising Edge Majority Shareholder). The Company has no commitment to fund future losses of Lea beyond its investment or guarantee any debt that Lea may incur. On June 13, 2000, the Company purchased a 25% ownership interest in Rising Edge common stock for $500,000 from the Rising Edge Majority Shareholder. As such, the Company has a 62.5% combined direct and indirect ownership interest in Lea, which requires the consolidation of Lea with the Company. The Company is accounting for its investment in Rising Edge by the equity method whereby 25% of the equity interest in the net income or loss of Rising Edge (excluding Rising Edge's portion of the results of Lea and all inter-company transactions) flows through to the Company. The Company's share of Rising Edge's loss during the nine months ended September 30, 2001 was $14,500.

In November 1999, Lea entered into a software development contract with Rising Edge which calls for the development of certain internet software by Rising Edge for a $940,000 fee. Of this amount, the contract specifies that $440,000 would be applied to services performed in 1999 and $500,000 would be applied to services to be performed in 2000, and the Company and Rising Edge are each responsible for $470,000 of the fee. During 1999, the Company paid $470,000 for its portion of the total fee payable under the contract. During 2000, Rising Edge performed $100,000 worth of services as specified under the contract. In January 2001, the contract was terminated by mutual agreement of the parties and the Company's remaining portion of the software development fees paid under the contract, totaling $200,000, was refunded.

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

The following table presents information about reported segment profit or loss for the nine months ended September 30, 2001:

                                          PMI            Frontline          PMI-GA           LEA            Totals
                                      ------------    --------------     ------------    ------------    ------------
Revenues from external customers      $ 44,993,700    $  2,184,300(1)    $  8,580,100    $         --    $ 55,758,100

Segment (loss) before income taxes
  and minority interest                   (943,100)       (664,200)          (509,200)        (71,500)     (2,188,000)

The following table presents information about reported segment profit or loss for the nine months ended September 30, 2000:

                                       PMI         Frontline           LEA          Totals
                                   -----------   -------------     -----------    -----------
Revenues from external customers   $63,235,300   $ 5,689,500(1)    $        --    $68,924,800

Segment income or (loss) before
income taxes                           793,600       (15,600)         (100,800)       677,200

The following table presents information about reported segment profit or loss for the three months ended September 30, 2001:

                                         PMI           Frontline           PMI-GA           LEA            Totals
                                     ------------    ------------       ------------    ------------    ------------
Revenues from external customers     $ 16,993,600    $    638,400(2)    $  3,208,200    $         --    $ 20,840,200

Segment (loss) before income taxes
and minority interest                     (72,900)       (155,500)           (86,400)        (41,400)       (356,200)

The following table presents information about reported segment profit or loss for the three months ended September 30, 2000:

                                       PMI         Frontline           LEA           Totals
                                   -----------   -------------     -----------    -----------
Revenues from external customers   $22,243,700   $ 1,881,600(2)    $        --    $24,125,300

Segment income or (loss) before
income taxes                           519,100       (45,800)         (100,800)       372,500

----------
(1) Includes service revenues of $114,100 and $218,800 in 2001 and 2000, respectively.
(2) Includes service revenues of $35,600 and $113,100 in 2001 and 2000, respectively.

The following is a reconciliation of reportable segment income or (loss) before income taxes to the Company's consolidated total:

                                                    Three months         Nine months
                                                       Ended                Ended
                                                September 30, 2001   September 30, 2001
                                                ------------------   ------------------
Total loss before income taxes and minority
  interest for reportable segments                  $  (356,200)        $(2,188,000)
Inter-company transactions                              (17,400)              1,600
Equity in loss in investment in Rising Edge              (4,600)            (14,500)
Impairment loss on investment                                --            (250,000)
                                                    -----------         -----------
Consolidated loss before income taxes
  and minority interest                             $  (378,200)        $(2,450,900)
                                                    -----------         -----------

                                                    Three months         Nine months
                                                       Ended                Ended
                                                September 30, 2000   September 30, 2000
                                                ------------------   ------------------
Total income before income taxes and minority
  interest for reportable segments                   $ 372,500            $ 677,200
Equity in loss in investment in Rising Edge             (6,300)              (6,300)
                                                     ---------            ---------
Consolidated income before income taxes
  and minority interest                              $ 366,200            $ 670,900
                                                     ---------            ---------

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

On July 13, 2001, PMI and PMI-GA (the Companies) obtained a new $4 million (subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation ("the Bank"). This new credit facility has a term of two years, subject to automatic renewal from year to year thereafter. The credit facility can be terminated by either party upon 60 days' prior written notice and immediately if the Companies lose the right to sell or deal in any product line of inventory. The Companies are subject to an early termination fee equal to 1% of their then established credit limit. The facility includes a $2.4 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories), a $600,000 working capital line and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowing under the inventory loans are subject to 30 to 60 days repayment, at which time interest begins to accrue at the prime rate, which was 6% at September 30, 2001. Draws on the working capital line also accrue interest at the prime rate. The credit facility is guaranteed by both PMIC and FNC. As of September 30, 2001, there were draws of $1,470,600 on the credit line.

Under the agreement, PMI and PMI-GA granted the Bank a security interest in all of their accounts, chattel paper, cash, documents, equipment, fixtures, general intangibles, instruments, inventories, leases, supplier benefits and proceeds of the foregoing. The Companies are also required to maintain certain financial covenants. As of September 30, 2001, the Companies were in compliance with these covenants.

In March, 2001, FNC obtained a $2 million discretionary credit facility from Deutsche Financial Services Corporation ("Deutsche") to purchase inventory. To secure payment, Deutsche obtained a security interest in all of FNC's inventory, equipment, fixtures, accounts, reserves, documents, general intangible assets and all judgements, claims, insurance policies, and payments owed or made to FNC. Under the loan agreement, all draws mature in 30 days. Thereafter, interest accrues at the lesser of 16% per annum or at the maximum lawful contract rate of interest permitted under applicable law. As of September 30, 2001, FNC had an outstanding balance of $185,300 due under this credit facility.

FNC is required to maintain certain financial covenants to qualify for the credit line, and was not in compliance with certain of these covenants as of September 30, 2001, which constitutes a technical default under the credit line. This gives the financial institution, among other things, the right to call the loan and terminate the credit line. The credit facility is guaranteed by PMIC and can be terminated by Deutsche with 30 days prior notice or immediately upon a default.

10. NOTES RECEIVABLES FROM SHAREHOLDERS

As of September 30, 2001 and December 31, 2000, notes receivable from two officer shareholders aggregated $80,000 and $171,400, respectively. In December 2000, the repayment terms of these notes were renegotiated to require monthly principal payments, without interest, to pay off the loan by December 31, 2001. Also, based upon the renegotiated terms, periodic bonuses are paid to the officer shareholders, and the proceeds are used to repay the notes.

11. TREASURY STOCK

On May 7, 2001, the Company's Board of Directors authorized a share repurchase program whereby, up to $100,000 worth of the Company's common stock may be repurchased at a maximum price of $1.25 per share and held in treasury. As of September 30, 2001, the Company acquired 20,400 shares of its common stock at a cost of $14,700.

12. BARTER AGREEMENT

On June 14, 2001, the Company issued 333,333 shares of its common stock to an unrelated party in exchange for radio advertising services to be received over a three-year period. All of the shares vested upon issuance and are non forfeitable, resulting in a measurement date and final valuation of these shares of $200,000 based upon the market price of the Company's common stock on the date of issuance. Included in prepaid expenses and other current assets at September 30, 2001 is $200,000 which will be recorded as an expense in the statement of operations as the services are provided. Through September 30, 2001, no radio advertising services have been received by the Company under this arrangement.

13.  NOTES PAYABLE

Pursuant to one of the Company's bank mortgage loans with a $2,417,300 balance at September, 30, 2001, the Company is required to maintain certain financial covenants. At September 30, 2001, the Company was in violation of one of these covenants which is an event of default under the loan agreement that gives the bank the right to call the loan. While a waiver of this loan covenant was subsequently obtained from the bank for quarterly losses incurred through December 31, 2001, the Company was required to transfer $175,000 to a restricted account as a reserve for debt servicing. This amount has been reflected as restricted cash in the accompanying financial statements.

14.  SUBSEQUENT EVENTS

On October 15, 2001, the Company formed an investment holding company, PMI Capital Corporation (PMICC), for the purpose of acquiring companies or assets deemed suitable for PMIC's organization. PMICC was authorized by its board of directors to issue 10,000,000 shares of common stock to PMIC.

On October 17, 2001, PMICC purchased certain assets of a company and assumed certain liabilities for a cash payment of $85,000.

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

GENERAL

We provide solutions to customers in several rapidly growing segments of the computer industry. To take advantage of the expanding corporate IT infrastructure market, we established Frontline Network Consulting (FNC) division in 1998 to provide professional services to mid-market companies focused on consulting, implementation and support services of Internet technology solutions. This division was incorporated as a separate subsidiary during 2000. In January 2001, Frontline issued 3,000,000 of its shares to three of its key employees resulting in a decrease in our ownership interest of FNC to 87%. In August 2001, one of the key employees resigned, and FNC bought back 1,000,000 of its shares from the ex-employee at $0.01 per share. As a result, our ownership interest in FNC was increased to 91%.

On September 30, 2001, in order to provide an expanded base of professional services, FNC acquired certain assets of a computer technical support company for an initial consideration of $20,000, payable by issuance of PMIC common stock. The number of shares of PMIC stock that we will be required to issue was determined by dividing $20,000 by the average share price for the ten days preceding the acquisition date. The purchase price also includes a contingent payment and an earn-out payment. Upon completion and full settlement of a sale transaction specified in the purchase agreement, FNC shall pay $140,000 to the seller. The seller will also be entitled to an earn-out payment, calculated as a percentage of the adjusted gross profits, as defined in the agreement.

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

Our subsidiaries, Pacific Magtron, Inc. (PMI) and Pacific Magtron (GA), Inc. (PMI-GA), provide the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEM's and systems integrators. PMI-GA commenced operations in October 2000 and distributes PMI's products in the eastern United States market.

On October 15, 2001, the Company formed an investment holding company, PMI Capital Corporation (PMICC), for the purpose of acquiring companies or assets deemed suitable for PMIC's organization. PMICC was authorized by its board of directors to issue 10,000,000 shares of common stock to PMIC. On October 17, 2001, PMICC purchased certain assets of a company and assumed certain liabilities for a cash payment of $85,000. As used herein and unless otherwise indicated, the terms "Company", "we" and "our" refer to Pacific Magtron International Corp. and our subsidiaries.

Our stock is currently traded on The Nasdaq SmallCap Market. However, we received notice in July 2001 from Nasdaq that we failed to maintain a minimum market value of public float of $1 million and a minimum bid price of $1.00 over 30 consecutive trading days as required by Nasdaq's rules. We were given 90 calendar days, or until October 1, 2001 to regain compliance by maintaining a minimum market value of public float of $1 million and bid price of at least $1.00 for a minimum of 10 consecutive trading days. As of September 5, 2001, we believe we have complied with this notice by achieving the public float and bid price targets. Subsequently, on September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and market value of public floatation requirements to all companies that were previously subject to these requirements. The moratorium suspended such requirements until January 2, 2002. Despite the suspension of the listing requirements, the Company share price has been maintained above the $1.00 minimum bid price since August 22, 2001.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                     ------------------       -----------------
                                      2001         2000        2001        2000
                                     -----        -----       -----       -----
Sales                                100.0%       100.0%      100.0%      100.0%
Cost of sales                         93.0         92.7        93.1        92.3
                                     -----        -----       -----       -----
Gross margin                           7.0          7.3         6.9         7.7
Operating expenses                     8.6          6.9        10.6         7.1
                                     -----        -----       -----       -----
(Loss) income from operations         (1.6)         0.4        (3.7)        0.6
Other (expense) income                (0.3)         1.4        (0.6)        0.4
Income tax benefit (expense)           0.0         (0.7)        0.6        (0.4)
Minority interest in FNC, LEA
 and PMI-GA                            0.0          0.0         0.0         0.0
                                     -----        -----       -----       -----
Net (loss) income                     (1.9)%        1.1%       (3.7)%       0.6%
                                     =====        =====       =====       =====

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Sales for the three months ended September 30, 2001 were $20,840,200, a decrease of $3,285,100, or approximately 13.6%, compared to $24,125,300 for the three months ended September 30, 2000. This decrease was primarily attributable to our computer products subsidiaries (PMI and PMI-GA) which reported a decline in sales for the three months ended September 30, 2001 of $2,041,900 or approximately 9.2%, compared to the corresponding period in 2000. Sales recognized by the PMI-GA were approximately $3,208,200 during the three months ended September 30, 2001. We believe that the decrease was due to a continuing decline in the computer component market and the lack of any new and innovative high-demand products in the multimedia arena during a period of economic slowdown. In addition, we believe that the uncertainty regarding the overall economy depressed sales during the first three quarters of 2001 as customers were postponing their buying decisions. Approximately $638,400 of our sales recognized during the third quarter of 2001 was attributable to FNC, a decrease of $1,243,200, or approximately 66.1%, compared to $1,881,600 for the three months ended September 30, 2000. FNC has experienced an overall slowdown in the IT market, as well as pricing pressures and increased competition.

Gross margin for the three months ended September 30, 2001 was $1,465,200, a decrease of $290,400 or 16.5%, compared to $1,755,600 for the three months ended September 30, 2000. The gross margin as a percentage of sales decreased slightly from 7.3% for the three months ended September 30, 2000 to 7.0% for the three months ended September 30, 2001. This decrease in gross margin is primarily a result of reduction in vendor rebates and advertising funding programs. Additionally, our computer products division experienced pricing pressures in selling its products. We believe that because of the economic slowdown, there was an excess supply of computer products during 2001 which reduced demand and increased pressure on gross margins. The gross margin generated by our computer products subsidiaries (PMI and PMI-GA) for the three months ended September 30, 2001 was $1,343,500, a decrease of $106,300 or approximately 7.3% over the same period of last year. Gross margin relating to PMI-GA for the three months ended September 30, 2001 was $201,800. Gross margin relating to FNC for the three months ended September 30, 2001 was $121,700, or 19.1% of FNC's sales during the same period as compared to $305,800, or 16.4% of FNC's sales during three months ended September 30, 2000. Since FNC's sales levels accounted for only 3.1% and 7.7% of our consolidated sales during the three months ended September 30, 2001 and 2000 respectively, the gross margin percentage earned by FNC had only a minor effect on our overall gross margin in both periods.

Operating expenses for the three months ended September 30, 2001 were $1,784,500, an increase of $216,800, or 13.8%, compared to $1,567,700 for the three months ended September 30, 2000. Although we implemented cost cutting measures, such as reducing our employee count from 103 in the first quarter of 2001 to 95 by third quarter of 2001, in anticipation of the economic slowdown, expenses increased primarily due to the addition of PMI-GA operations. During the three months ended September 30, 2001, we also increased spending for professional services to assist in the formation of an acquisition strategy. As a percentage of sales, operating expenses increased to 8.6% for the three months ended September 30, 2001 compared to 6.5% for the three months ended September 30, 2000. This increase was the result of the combined effects of an increase in our operating expenses and a reduction in our revenues.

For the three months ended September 30, 2001, we incurred a loss from operations of $319,300 compared to income from operations of $87,500 for the three months ended September 30, 2000. As a percentage of sales, loss from operations was 1.5% for the three months ended September 30, 2001 compared to income from operations of 0.4% for the three months ended September 30, 2000.

Interest expense for the three months ended September 30, 2001 was $60,200, a decrease of $13,500, or 18.3%, compared to $73,700 for the three months ended September 30, 2000. This decrease was due to a reduction in the floating interest rate charged on one of the mortgages on our office building facility. Interest income decreased from $56,400 for the three months ended September 30, 2000 to $20,000 for the three months ended September 30, 2001, a reduction of $36,400, or 64.7%, which was principally due to lower market interest rates available for short-term investments of cash and cash equivalents and a reduction in cash balances.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Sales for the nine months ended September 30, 2001 were $55,758,100, a decrease of $13,166,700, or approximately 19.1%, compared to $68,924,800 for the nine months ended September 30, 2000. This decrease was primarily attributable to our computer products subsidiaries (PMI and PMI-GA) which reported a decline in sales for the nine months ended September 30, 2001 of $9,661,500 or approximately 15.3% compared to the corresponding period of September 30, 2000. Sales recognized by PMI-GA were approximately $8,580,100 during the nine months ended September 30, 2001. The decrease was due primarily to the overall decline in the computer component market and the lack of any new and innovative high-demand products in the multimedia arena during a period of continuous economic slowdown. Because of the uncertainty regarding the economic down turn, customers were postponing their purchase decisions. Approximately $2,184,300 of the sales earned by us during the nine months ended September 30, 2001 was attributable to FNC, a decrease of $3,505,600 or approximately 61.6% compared to $5,689,900 for the nine months ended September 30, 2000 as FNC has experienced an overall slowdown in the IT market, as well as pricing pressures and increased competition.

Gross margin for the nine months ended September 30, 2001 was $3,824,900, a decrease of $1,483,500, or 28.0%, compared to $5,308,400 for the nine months ended September 30, 2000. The gross margin as a percentage of sales decreased from 7.7% for the nine months ended September 30, 2000 to 6.9% for the nine months ended September 30, 2001. This decrease in gross margin percentage was primarily a result of reduction in vendor rebates, advertising funding programs and an increase in freight costs. Additionally, our computer products division experienced pricing pressures in selling its products. We believe that because of the economic slowdown, there was an excess supply of computer products during the first three quarters of 2001 which reduced demand and increased pressure on gross margins. The gross margin generated by our computer products subsidiaries (PMI and PMI-GA) for the nine months ended September 30, 2001 was $3,521,800, a decrease of $977,600 or 21.7% compared to $4,499,400 for the nine months ended September 30, 2000. The gross margin relating to PMI-GA for the nine months ended September 30, 2001 was $430,100. Gross margin relating to FNC for the nine months ended September 30,2001 was $303,100, or 13.9% of FNC's sales during the same period as compared to $809,000, or 14.3% of FNC's sales during the nine months ended September 30, 2000. This decrease in gross margin was primarily a result of pricing pressures and weaker demand for higher margin corporate IT planning services. Since FNC's sales levels accounted for only 4% and 8.2% of our consolidated sales during the nine months ended September 30, 2001 and 2000, respectively, the gross margin percentage earned by FNC had only a minor effect on our overall gross margin in both periods.

Operating expenses for the nine months ended September 30, 2001 were $5,925,700, an increase of $1,039,000, or 21.3%, compared to $4,886,700 for the nine months ended September 30, 2000. Although we implemented cost cutting measures in anticipation of the economic slowdown, such as reducing our employee count from 103 in the first quarter of 2001 to 95 in the third quarter of 2001, expenses increased primarily due to the continued establishment of our FNC and PMI-GA operations, including among other things, additional expenses associated with our new distribution facility in Georgia. During the nine months ended September 30, 2001, we also increased spending for professional services to assist in the formation of an acquisition strategy. As a percentage of sales, operating expenses increased to 10.6% for the nine months ended September 30, 2001 compared to 7.1% for the nine months ended September 30, 2000 resulting from an increase in our operating expenses during a period of decreased sales.

For the nine months ended September 30, 2001 we incurred a loss from operations of $2,100,800 compared to income from operations of $421,700 for the nine months ended September 30, 2000. As a percentage of sales, loss from operations was 3.8% for the nine months ended September 30, 2001 compared to income from operations of 0.6% for the nine months ended September 30, 2000. This change was primarily due to the decrease in sales and gross margin percentage and increase in operating expenses during the period.

Interest expense for the nine months ended September 30, 2001 was $201,900, a decrease of $16,400, or 7.5%, compared to $218,300 for the nine months ended September 30, 2000. Interest income decreased from $173,800 for the nine months ended September 30, 2000 to $107,900 for the nine months ended September 30, 2001, a decrease of $65,800, or 37.9%, which was principally caused by lower market interest rates available for short term investments of cash and cash equivalents and a reduction in cash balances.

During the nine months ended September 30, 2001, we established a 100% reserve on our TargetFirst Inc. investment as a result of our ongoing evaluation of the net realizable value of this investment, resulting in an impairment loss of $250,000.

The income tax benefit recorded during the nine months ended September 30, 2001 represents the estimated tax benefit from the carry back of Federal net operating losses to the 2000 and 1999 tax years, adjusted for the interim period based upon the estimated loss for 2001 tax.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through cash generated by operations and borrowings under our floor plan inventory loan and line of credit.

At September 30, 2001, we had consolidated cash and cash equivalents totaling $2,838,100 (excluding $175,000 in restricted cash) and working capital of $6,100,500. At December 31, 2000, we had consolidated cash and cash equivalents totaling $4,874,200 and working capital of $7,624,400.

Net cash used in operating activities during the nine months ended September 30, 2001 was $2,173,100, which principally reflected the net loss incurred during the period, an increase in receivables and a decrease in accrued expenses.

Net cash provided by investing activities during the nine months ended September 30, 2001 was $3,600, primarily resulting from repayment of the notes receivable owed by certain shareholders which was partially offset by the acquisition of property and equipment.

Net cash provided by financing activities was $133,400 for the nine months ended September 30, 2001, primarily from the increase in the floor plan inventory loans.

On July 13, 2001, PMI and PMI-GA (the Companies) obtained a new $4 million (subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (the "Bank"). This new credit facility has a term of two years, subject to automatic renewal from year to year thereafter. The credit facility can be terminated by either party upon 60 days' prior written notice and immediately if the Companies lose the right to sell or deal in any product line of inventory. The Companies are subject to an early termination fee equal to 1% of their then established credit limit. The facility includes a $2.4 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories), a $600,000 working capital line and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowing under the inventory loans are subject to 30 to 60 days repayment, at which time interest begins to accrue at the prime rate, which was 6.0% at September 30, 2001. Draws on the working capital line also accrue interest at the prime rate. The credit facility is guaranteed by both PMIC and FNC. As of September 30, 2001, there were draws of $1,470,600 on the credit line.

Under the agreement, PMI and PMI-GA granted the Bank a security interest in all of their accounts, chattel paper, cash, documents, equipment, fixtures, general intangibles, instruments, inventories, leases, supplier benefits and proceeds of the foregoing. The Companies are also required to maintain certain financial covenants. As of September 30, 2001, the Companies were in compliance with these covenants.

In March, 2001, FNC obtained a $2 million discretionary credit facility from Deutsche Financial Services Corporation ("Deutsche") to purchase inventory. To secure payment, Deutsche obtained a security interest in all of FNC's inventory, equipment, fixtures, accounts, reserves, documents, general intangible assets and all judgements, claims, insurance policies, and payments owed or made to FNC. Under the loan agreement, all draws mature in 30 days. Thereafter, interest accrues at the lesser of 16% per annum or at the maximum lawful contract rate of interest permitted under applicable law. As of September 30, 2001, FNC had an outstanding balance of $185,300 due under this credit facility.

FNC is required to maintain certain financial covenants to qualify for the credit line, and was not in compliance with certain of these covenants as of September 30, 2001, which constitutes a technical default under the credit line. This gives the financial institution, among other things, the right to call the loan and terminate the credit line. The credit facility is guaranteed by PMIC and can be terminated by Deutsche with 30 days prior notice or immediately upon a default.

Pursuant to one of our bank mortgage loans with a $2,417,300 balance at September, 30, 2001, we are required to maintain certain financial covenants. At September 30, 2001, we were in violation of one of these covenants which is an event of default under the loan agreement that gives the bank the right to call the loan. While a waiver of this loan covenant was subsequently obtained from the bank for quarterly losses incurred through December 31, 2001, we were required to transfer $175,000 to a restricted account as a reserve for debt servicing. This amount has been reflected as restricted cash in the accompanying financial statements.

On May 7, 2001, our Board of Directors authorized a share repurchase program whereby up to $100,000 worth of our common stock may be repurchased and held as treasury stock. Through September 30, 2001, we purchased 20,400 shares for treasury at a cost of $14,700. We estimate that approximately $85,300 will be required to repurchase these shares on the open market under this program during the remainder of 2001 using available cash from operations, if we elect to repurchase such shares.

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

Our stock is currently traded on The Nasdaq SmallCap Market. However, we received notice in July 2001 from Nasdaq that we failed to maintain a minimum market value of public float of $1 million and a minimum bid price of $1.00 over 30 consecutive trading days as required by Nasdaq's rules. We were given 90 calendar days, or until October 1, 2001 to regain compliance by maintaining a minimum market value of public float of $1 million and bid price of at least $1.00 for a minimum of 10 consecutive trading days. As of September 5, 2001, we believe we have complied with this notice and maintain the necessary minimums, including trading at or above $1.00 for the minimum 10 trading days.
Subsequently, on September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and market value of public floatation requirements to all companies that were previously subject to these requirements. The moratorium suspended such requirements until January 2, 2002. Despite the suspension of the listing requirements, our share price had been maintained above the $1.00 minimum bid price since August 22, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to one of our bank mortgage loans with a $2,417,300 balance at September 30, 2001 which bears fluctuating interest based on the bank's 90-day LIBOR rate. In addition, one of our flooring and working capital lines bears interest at the bank's prime rate. However, interest expenses incurred in connection with this financing agreement have historically been insignificant. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

                                     PART II

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 2001.

                                PACIFIC MAGTRON INTERNATIONAL CORP.,
                                a Nevada corporation


                                By /s/ Theodore S. Li
                                   ---------------------------------------
                                   Theodore S. Li
                                   President and Chief Financial Officer