Form 10-K
period 2001-12-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2002-04-01
CIK 1077050

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

                   For the fiscal year ended December 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


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

================================================================================

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 19, 2002 the aggregate market value of common stock held by non-affiliates of the registrant was approximately $12,058,000.

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

At March 19, 2002 the number of shares of common stock outstanding was 10,485,062.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12 and 13.

     The following statement is made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. Pacific Magtron International Corp. and subsidiaries (the "Company") may make certain statements in this Annual Report on Form 10-K, including, without limitation, statements that contain the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements may relate to, among other items, our future growth and profitability; the anticipated trends in our industry; our competitive strengths and business strategies; and our new business initiatives. Further, forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations. For a discussion of factors that may affect the outcome projected in such statements, see "Cautionary Factors that May Affect Future Results," in this Report. If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results could differ materially from results expressed or implied in any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect events or circumstances arising after the date of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

SUMMARY OF OUR BUSINESS

As used in this document and unless otherwise indicated, the terms the "Company," "PMIC," "we," "our" or "us" refer to Pacific Magtron International Corp., a Nevada corporation, and its subsidiaries.

Our primary business is to provide computer and information technology solutions through our wholly-owned subsidiaries, Pacific Magtron, Inc. (PMI), PMI Capital Corporation (PMICC), Lea Publishing, LLC (Lea), LiveWarehouse, Inc. and majority-owned subsidiaries, Pacific Magtron (GA), Inc. (PMIGA) and FrontLine Network Consulting, Inc. (FNC).

Our business is organized into four divisions: PMI, PMIGA, FNC and Lea/LiveMarket. Founded in 1989, PMI fulfills the multimedia hardware needs of system integrators, value added resellers, retailers, original equipment manufacturers, software vendors, and Internet resellers through the wholesale distribution of computer related multimedia hardware components and software. In August 2000, we formed PMIGA for the distribution of PMI's products in the eastern United States. FNC serves as a corporate information services group catering to the networking and Internet infrastructure requirements of corporate clients. Lea/LiveMarket is engaged in the development and distribution of software and e-business products and services, as well as integration and hosting services.

In January 1999, we formed Lea, a California limited liability company, to develop, sell and license software designed to provide Internet users, resellers and providers advanced solutions and applications. Prior to the ownership exchange discussed below, we owned a 62.5% combined direct and indirect (through our 25% ownership interest in Rising Edge Technology (Rising Edge)) interest in Lea, which is a development stage company. Michael Lee, the brother of Hui Cynthia Lee, one of our officers and directors, is the president and director and a majority shareholder of Rising Edge. In December 2001, we entered into an agreement with Rising Edge and its principal owners to exchange Rising Edge's 50% ownership interest in Lea for our 25% interest in Rising Edge. As a consequence, we own 100% of Lea and no longer have an ownership interest in Rising Edge.

On October 15, 2001, we formed PMICC as a wholly-owned subsidiary of PMIC, for the purpose of acquiring companies or assets deemed suitable for PMIC's organization.

In the fourth quarter of 2001, certain assets of LiveMarket were purchased through PMICC and subsequently transferred to Lea. These assets consisting primarily of computer equipment, furniture and fixtures, certain Web-hosting contracts, rights to certain intellectual properties, including LiveSell and LiveExchange, and non-tangible assets such as domain names and trademarks, were acquired for $85,000, plus $59,100 in acquisition costs, and the assumption of $20,000 in accrued vacation obligations (investment of $164,100 in total) and recorded under the purchase method of accounting as prescribed by FASB Statements No. 141, Business Combinations. LiveMarket is an internet software development company which designs and develops online stores (LiveSell) to allow consumers to purchase products directly via a secured transaction network. It also designs and develops enterprise document exchange solutions (LiveExchange) for its client's integration of disparate systems.

In December, 2001 LiveWarehouse, Inc. was incorporated as a wholly-owned subsidiary of PMIC, to provide consumers a convenient way to purchase computer products via the internet.

Financial information for each group or segment for each of the last three fiscal years is included in the Audited Consolidated Financial Statements.

INDUSTRY OVERVIEW

WHOLESALE MICRO COMPUTER PRODUCTS DISTRIBUTION

The microcomputer products distribution industry generally consists of manufacturers/suppliers, wholesalers, resellers, and end-users. Wholesale distributors typically sell only to resellers and purchase a wide range of products in bulk directly from manufacturers. Different types of resellers are defined and distinguished by the end-user market they serve, such as large corporate accounts, small and medium-sized businesses or home users, and by the level of value that they add to the basic products they sell.

INCREASED RELIANCE ON WHOLESALE MICRO COMPUTER PRODUCTS DISTRIBUTION

We believe that the growth of the microcomputer products wholesale distribution industry exceeds that of the microcomputer industry as a whole. In our view, suppliers, vendors, and resellers are relying to a greater extent on wholesale distributors for their distribution needs. Traditionally, manufacturers rely on two major channels for the sale of their products - original equipment manufacturers (OEMS) and wholesale distributors. Today, many suppliers outsource a growing portion of certain functions, such as distribution, service, technical support and final assembly, to the wholesale distribution channel in order to minimize costs and focus on their core capabilities in manufacturing, product development and marketing. On the reseller side, growing product complexity, shorter product life cycles, lower inventory stock level and tighter cash flow have led resellers to depend upon wholesale for a majority of their purchases. Resellers often cannot, or choose not to, establish a direct relationship with manufacturers due to minimum quantity requirements, insufficient credit facilities and other issues. Instead, they rely on wholesale distributors that can leverage purchasing costs across multiple resellers to satisfy a significant portion of their product procurement and delivery, financing, marketing and technical support needs.

OPEN SOURCING

Historically, resellers were restricted, or limited, to a small number of manufacturer authorized distribution sources such as master distributors for their product needs. In recent years, competitive pressures led some of the major manufacturers to authorize multiple sourcing, in which resellers could purchase products from a source other than their primary master reseller, subject to certain restrictive terms and conditions. More recently, all major manufacturers have authorized open sourcing, under which resellers can purchase the supplier's product from any source on equal terms and conditions. Open sourcing has thus blurred the distinction between wholesale distributors and master resellers, which are increasingly able to serve the same reseller base. We believe that open sourcing enables those distributors of microcomputer products which provide the highest value through superior service and pricing to be in the best position to compete for reseller customers.

INTERNET SERVICES

The emergence of the Internet provides wholesale distributors with an additional means to serve both suppliers and reseller customers through the development and use of effective electronic commerce tools. The increasing utilization of electronic ordering, including the ability to transact business over the World Wide Web, has had, and is expected to continue to have, a significant impact on the cost efficiency of the wholesale distribution industry. Distributors with the financial and technical resources to develop, implement and operate state of the art management information systems have been able to reduce both their customers and their own transaction costs through more efficient purchasing and lower selling costs. The growing presence and importance of such electronic commerce capabilities also provide distributors with new business opportunities as new categories of products, customers, and suppliers develop.

CORPORATE INFORMATION SYSTEMS CONSULTING

Because of factors similar to those encouraging the increased reliance by target clients on wholesale distributors, we believe that corporations are increasingly looking to specialist service organizations, such as FNC, to support the development and maintenance of their information technology systems or networks. Accelerating technological advancement, migration of organizations toward multi-vendor distributed networks, and increased globalization of corporate activity have contributed to an increase in the sophistication of information delivery systems and interdependency of corporate computing systems. The desire by corporations to focus upon their core activities while enjoying the benefits of such multi-vendor distributed networks, together with increasing skill shortages within the information technology industry, have led businesses to increasingly outsource the development and maintenance of their computing systems to network consulting professionals.

SOFTWARE SOLUTIONS AND PUBLISHING

With the increased demand for transacting business over the internet and businesses' growing reliance on their network infrastructure to process data timely and accurately, the software requirements to accomplish these tasks has created growth in the software solution provider and consulting segments. Businesses are increasingly looking for Application Service Providers (ASP) and custom software solution providers such as Lea/LiveMarket to solve and improve their needs, such as interface legacy systems with more advanced applications, control of data flow and communications between disparate systems. The other area of growth for software providers is the increased need for B2B or B2C to communicate effectively to other systems on the internet through a hybrid of communication means.

OUR HISTORY

We were  incorporated as Wildfire  Capital  Corporation  (Wildfire) in Nevada on
January 8, 1996 in order to engage in the business of providing a national retail market for premium wines on the Internet. Due primarily to regulatory issues, the business of Wildfire did not develop as expected, and as a result, Wildfire closed its marketing operations in the fall of 1997. At that time, Wildfire began searching for new business opportunities, and on July 16, 1998, the Board of Directors of Wildfire recommended the acquisition of PMI to Wildfire's shareholders. The shareholders of Wildfire and PMI approved the transaction, and Wildfire issued 9,000,000 shares of its common stock in consideration for all of the outstanding shares of PMI. As a result, the former shareholders of PMI became the controlling shareholders of Wildfire. PMI was the accounting acquiror in the reverse acquisition. Immediately prior to the transaction, Wildfire effected a two-for-three reverse stock split of its 1,500,000 outstanding shares of common stock. Upon consummation of the acquisition, Wildfire changed its name to Pacific Magtron International Corp., and PMI continued its business operations as our wholly-owned subsidiary.

PRODUCTS AND SERVICES

We operate in four main business divisions. Our computer products group operates through a wholly-owned subsidiary under the name Pacific Magtron, Inc. and a majority-owned subsidiary, PMIGA. Our corporate information systems group operates through FNC, a majority-owned subsidiary. Our software development and publishing group, Lea/LiveMarket, operates through Lea, a wholly-owned subsidiary.

In addition to the four primary divisions, PMICC and LiveWarehouse, Inc. were formed in the last quarter of 2001 as wholly owned subsidiaries of PMIC. PMICC was formed for the purpose of acquiring companies or assets deemed suitable for PMIC's organization. LiveWarehouse, Inc. was formed to develop a consumer-based computer products distribution business, designed to provide consumers a convenient way to purchase computer products via the internet.

PACIFIC MAGTRON, INC. AND PACIFIC MAGTRON (GA), INC. - COMPUTER PRODUCTS

Through PMI and PMIGA we distribute a wide range of computer products, including components and multimedia and systems networking products to other resellers, distributors and integrators. We also provide vertical solutions for systems integrators and Internet resellers by combining or bundling our products. Our computer products group offers our customers a broad inventory of more than 1,800 products from approximately 30 manufacturers. This wide assortment of vendors and products meets our customers' needs for a cost effective link to multiple vendors' products through a single source. Among the products that we distribute are systems and networking peripherals, and components such as high capacity storage devices, a full range of optical storage devices such as CD-ROMS, DVDs and CDR, CDRW, sound cards, video cards, small computer systems interface components, video phone solutions, floppy and hard disk drives, and other miscellaneous items such as audio cabling devices and zip drives for desktop and notebook computers.

INVENTORY LEVELS AND ASSET MANAGEMENT: We maintain sufficient quantities of product inventories to achieve high order fill rates, and believe that price protection and stock return privileges provided by suppliers substantially mitigate the risks associated with slow moving and obsolete inventory. We also operate a computerized inventory system that allows us to identify and deal with slow moving inventory. If a supplier reduces its prices on certain products, we generally receive a credit for such products in our inventory. In addition, we have the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection, stock return privileges, and inventory management procedures have helped to reduce the risk of a significant decline in the value of inventory.

We have recognized losses due to obsolete inventory in the normal course of business, and historically, we have not experienced any material losses. Inventory levels may vary from period to period due in part to the addition of new suppliers or large purchases of inventory due to favorable terms offered by suppliers.

CREDIT TERMS: We offer various credit terms including open account, flooring arrangements, company and personal checks and credit card payment to qualifying customers. We closely monitor our customers' creditworthiness, and in most markets, utilize various levels of credit insurance to control credit risks and enable us to extend higher levels of credit. We also established reserves for estimated credit losses in the normal course of business.

FRONTLINE NETWORK CONSULTING - CORPORATE INFORMATION SYSTEMS

INFORMATION TECHNOLOGY (IT) CONSULTING SERVICES: We assist our end-user corporate clients in identifying solutions for their businesses that match available technology, the client's existing IT infrastructure, and management's IT philosophy and preferences to their business needs and initiatives. We endeavor to understand the client's business and how it relies on the availability and flow of information from its technology solutions as well as assessing the value of that information. We baseline the current IT infrastructure through network, systems, security and business-continuity assessments. Subsequently, we assist in quantifying solution benefits in terms of competitive advantage, better e-commerce transaction efficiency, increased productivity of personnel and processes, reduced cost of ownership and return-on-investment.

IT DESIGN, PLANNING, AND PROJECT MANAGEMENT SERVICES: As part of providing specific solution sets, we provide the design, planning, and project management services within the specializations of Enterprise high-availability services, enterprise and network management, advanced internetworking, LAN engineering, telephony/video/data convergence, systems engineering, storage & data management, and Internetwork/Network/Systems Security.

IT IMPLEMENTATION AND CONFIGURATION SERVICES: For specific project engagements, we provide configuration, testing, troubleshooting, education and training.

IT PROCUREMENT SERVICES: By taking advantage of the relationships established between manufacturers and our wholesale distribution business, we are able to provide specialty procurement services to our corporate customers. Our professionals manage the details of receiving, configuring, testing, and shipping integrated systems for our customers, and assist them in dealing with issues such as product availability forecasting, redeployment and disposal of technology assets, warehousing, and packaging, tracking, and confirmation of shipments. Our procurement services afford an additional benefit to our customers by providing a single source for software and hardware orders, and by making available volume discounts that might otherwise be unavailable to them.

IT TRAINING SERVICES: We enhance our client's efficiency and productivity through training and knowledge-transfer. We have the capability to deliver using either custom-designed or pre-established courseware.

FRONTLINE STRATEGIC PARTNERSHIPS: One of the factors that permits us to provide our corporate customers with a high level of service is the development of strategic supply partnerships with leading manufacturers such as CISCO Systems, Hewlett-Packard, Compaq, AT&T, Checkpoint, Microsoft, Nortel, Novell and others. Certification from these manufacturers is based on their recognition of our expertise at implementing their client solutions, and allows us to offer our clients the products that they are currently using, along with continuous education regarding each technology and the applications for which it is used. We believe that forming relationships with suppliers is important in providing us with credibility in contacting large corporate clients

LEA/LIVEMARKET - SOFTWARE DEVELOPMENT AND PUBLISHING

In January 1999 we formed Lea to develop, sell and license software designed to provide advanced solutions and applications for internet users, resellers and providers. We and Rising Edge, a Taiwanese software development company formed in 1996, each owned 50% of Lea. Michael Lee, the brother of Hui Cynthia Lee, one of our officers and directors, is the president, a director and a majority shareholder of Rising Edge. On June 13, 2000, we purchased a 25% ownership interest in Rising Edge from Mr. Lee for $500,000. Our combined direct and indirect holdings in Lea therefore increased to 62.5%. Theodore Li and Hui Lee, both of whom are our directors, officers and principal shareholders, are the managers of Lea.

During fiscal 1999 we invested approximately $470,000 in Lea, which was paid to Rising Edge pursuant to a software development agreement for its services in developing Lea's first software product. We terminated this software developing agreement and Rising Edge refunded $200,000 of our fee payment in January 2001. Subsequently, Lea continued its software development efforts by use of in-house programming resources and outsourced the work when appropriate. Lea completed final testing of WEBChat, its first product, and a second product, InfoBar, but determined in the fall of 2001 to delay introduction of these products indefinitely due to market conditions. In December 2001, we entered into an agreement with Rising Edge Technology (Rising Edge) and its principal owners to exchange Rising Edge's 50% ownership interest in Lea for our 25% interest in Rising Edge. As a consequence, we now own 100% of Lea and no longer have an ownership interest in Rising Edge.

In the fourth quarter of 2001, certain assets of LiveMarket were purchased through PMICC and subsequently transferred to Lea. These assets, consisting primarily of computer equipment, furniture and fixtures, certain Web-hosting contracts, rights to certain intellectual properties including, LiveSell and Live Exchange, and non-tangible assets such as domain names and trademarks, were acquired for $85,000, plus $59,100 in acquisition costs, and the assumption of $20,000 in accrued vacation obligations (investment of $164,100 in total) and recorded under the purchase method of accounting as prescribed by FASB Statements No. 141, Business Combinations. LiveMarket is an internet software development company which designs and develops online stores (LiveSell) to allow consumers to purchase products directly via a secured transaction network. It also designs and develops enterprise document exchange solutions (LiveExchange) for its client's integration of disparate systems.

Lea/LiveMarket provides product and services solutions that connect and manage consumers, distributors, manufacturers and suppliers by providing a fully-managed trading network enabled by proven business processes, state-of-the-art internet technologies, and a network of established partners. Lea/LiveMarket provides the following products and services.

SYSTEM INTEGRATION & SUPPLY CHAIN CONSULTING SERVICE: Lea/LiveMarket provides business case and recommendations on business-to-business (B2B) build-out, return on investment analysis, direct and indirect material spending analysis, inventory reduction analysis and product cycle time reduction analysis.

INTERNET SOFTWARE DEVELOPMENT AND DEPLOYMENT: Using LiveSell and LiveExchange, Lea/LiveMarket can design and implement B2B and business-to-customer (B2C) sites expeditiously and bring EAI capabilities to its client's current environment.

APPLICATIONS SERVICE PROVIDER AND MANAGED SERVICES: Lea/LiveMarket provides managed hosting services, application monitoring, application support and help desk support.

CUSTOM PROGRAMMING: Lea/LiveMarket also provides Microsoft Biztalk programming through the use of LiveExchange, enabling legacy systems to interface with other systems effectively, automation of communication between disparate systems.

All offerings are based on Microsoft.NET architecture and are marketed under four specific point solutions, as well as general consulting. Prior to the transfer of LiveMarket's assets to Lea, Lea's only significant activity consisted of the software development noted above.

PLANS FOR EXPANSION

Our plans to expand our wholesale distribution business include:

* enhancing existing relationships and establishing additional strategic relationships with master distributors and manufacturers, both domestically and abroad;

* adding additional branded product lines and offering a wider range of products, such as networking and high end 3-D graphics products;

* actively focusing on building our eastern United States and international sales through advertising in international markets; and

*    implementation of an e-commerce strategy.

The execution of these plans is highly dependent upon the strength of the overall computer products industry.

Our strategy for developing FNC's business includes:

* continuing to seek certification from additional suppliers, and actively contacting potential corporate customers that need to implement, enhance, or replace their management information systems;

*    increasing  our  partnering   relationships  with  independent   technology
     consultants in order to provide us with access to a new customer base and provide us with additional consulting talent; and

* continuing to add expertise in newly identified market segments to broaden our menu of services.

Our strategy for developing Lea/LiveMarket business includes:

* Leverage LiveMarket's intellectual property and knowledge to enter into the various software development, solution consulting and custom programming, as well as hosting, markets;

* Continue to develop our current suite of software to integrate enhanced features based on the future market needs; and

* Identify additional vertical markets where Lea/LiveMarket's skill set can promote a captured market segment.

In addition to expanding our computer products, corporate information systems and software development and publishing groups, we also intend to utilize our management's network of industry contacts to explore possible acquisition candidates and opportunities. There can be no assurance that we will identify any acquisition opportunities, or if such opportunities are presented, that they can be acquired on acceptable terms and conditions or that we will have the capital required to complete such acquisitions.

SALES AND MARKETING

Our sales for our computer products divisions are generated by a telemarketing sales force, which consisted of approximately 14 people as of February 15, 2002 in our offices located in Milpitas, California and six people in our Georgia branch.

The sales force is organized in teams generally consisting of a minimum of three people. We believe that teams provide superior customer service because customers can contact one of several people. Moreover, we believe that the long-term nature of our customer relationships is better served by teams that increase the depth of the relationship and improve the consistency of service.

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

The telemarketing salespeople are supported by a variety of marketing programs. For example, we regularly sponsor promotions for our resellers where we have new product offerings and discuss industry developments, as well as regular training sessions hosted by manufacturers. In addition, our in-house marketing staff prepares catalogs that list available products and routinely produces marketing materials and advertisements.

Our salespeople are able to analyze our available inventory through a sophisticated management information system and recommend the most appropriate cost-effective systems and hardware for each customer, whether a full-line retailer or an industry-specific reseller.

We pride ourselves on being service-oriented and have a number of on-going value-added services intended to benefit both our vendors and their resellers. We train members of our sales staff through intensive in-house sales training programs, along with vendor-sponsored product seminars. This training helps our sales people provide our customers with product information, answer our customers' questions about important new product considerations, such as compatibility and capability, and to advise which products meet specific performance and price criteria. The core competency our sales people develop about the products that they sell supplements the sophisticated technical support and configuration services we provide. Salespeople who are knowledgeable about the products that they sell often can assist in the configuration of microcomputer systems according to specifications given by the resellers. We believe that our salespeople's ability to listen to a reseller's needs and recommend a cost-efficient solution strengthens the relationship between the salesperson and his or her reseller and promotes customer loyalty to a vendor's products. In addition, we provide such other value-added services as new product descriptions and technical education programs for resellers.

We continually evaluate our product mix and the needs of our customers in order to minimize inventory obsolescence and carrying costs. Our rapid delivery terms are available to all of our customers, and we seek to pass through our cost effective shipping and handling expenses to our customers.

FNC sales are generated primarily through its employees and through referrals from manufacturers and customers. FNC's sales force currently consists of seven persons.

Lea/LiveMarket currently generates its sales primarily from customer and direct and online vendor referrals.

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

DISTRIBUTION: From our central warehouse facilities in Milpitas, California and Atlanta, Georgia, we distribute microcomputer products principally throughout the United States as well as some foreign countries, including Canada, the United Kingdom, France, Russia and Israel. No individual customer or customers in any foreign country account for more than 10% of our sales. A minority of our distribution agreements are limited by territory. In those cases, however, North America is usually the territory granted to us. We will continue to seek to expand the geographical scope of our distributor arrangements.

COMPETITION

All aspects of our business are highly competitive. Competition within the computer products distribution industry is based on product availability, credit availability, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and the availability of product and technical support information. We also compete with some manufacturers that sell directly to resellers and end-users. Principal regional competitors in the wholesale distribution industry include Asia Source and Synnex Information Technology, Inc., all of which are privately held companies. Ingram Micro Inc. and Tech Data Corporation are among our principal regional and multi-regional publicly held competitors. We also compete with manufacturers that sell directly to resellers and end-users. Nearly all of our competitors are larger and have greater financial and other resources.

Competition within the corporate information systems industry is based on technical know-how, breadth of engineering services available to the client, flexibility and resources in providing customized network solutions, the ability to provide the right hardware products for integration. Our principal competitors in the corporate information systems industry varies, depending on the project size, from KPMG and other major consulting groups to local VARs and

Network Integrators. In some cases we compete with those that have greater financial and other resources.

Competition within the software solution and publishing industry is based on the ability to identify, program and deliver efficient and cost-effective solutions within the scope of the projects, as well as the breadth of knowledge available through its programmers and consultants necessary to bring any project to conclusion successfully. Lea/LiveMarket faces competition from such companies as Menugistics, I2, Compuware, and occasionally local independent consulting firms.

A number of our competitors in the computer distribution industry, and most of our competitors in the information technology consulting industry as well as the software solution provider industry, are substantially larger and have greater financial and other resources than we do.

EMPLOYEES

As of February 15, 2002, we had approximately 111 full time employees, all of whom are non-union, and three executive officers. We believe that our employee relations are good.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

OPERATING LOSSES

We incurred a net loss for the most recent fiscal year of $2,850,700, and we may continue to incur losses. In addition, our revenues have decreased 15.6% during the year ended December 31, 2001 compared to the corresponding period in 2000. Our future ability to execute our business plan will depend on our efforts to increase revenues and return to profitability. We have implemented plans to reduce overhead and operating costs, to build upon our existing business and capture new business and reposition our business into higher margin product and service offerings through LiveMarket and LiveWarehouse. No assurance can be given, however, that our new business initiatives will be successful or that our other actions will result in increased revenues and profitable operations, which may have an adverse impact on our ability to execute our business plan.

PURSUIT OF NEW BUSINESS THROUGH LEA/LIVEMARKET

We plan to enter the proprietary software and related internet applications and service business through Lea/LiveMarket. We have limited experience in this area. We have conducted no independent, formal market studies regarding the demand for these products and services. We have not, however, conducted informal surveys of our customers and have relied on business experience in evaluating this market. Further, while we have experience in marketing computer related products, we have not marketed proprietary software products or related services. This market is very competitive and nearly all of our competitors with whom we will compete have greater financial and other resources than us. There can be no assurance that we will be successful in marketing these products and services. Finally, there can be no assurance that Lea/LiveMarket will generate a profit.

ESTABLISHMENT OF OUR NEW BUSINESS-TO-CONSUMER WEBSITE, LIVEWAREHOUSE.COM, MAY NOT BE SUCCESSFUL

We have established a new B2C website, LiveWarehouse.com. We cannot assure you that we will achieve market acceptance for this project and achieve a profit, that we will be able to hire and retain personnel with experience in online retail marketing and management, that we will be able to execute our business plan with respect to this market segment or that we will be able to adapt to technological changes once operational. Further, while we have experience in the wholesale marketing of computer-related products, we have no experience in retail marketing. This market is very competitive and some of our competitors have substantially greater resources than we have.

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


RISKS OF OUR ACQUISITION STRATEGY

A key element of our strategy for the future is to expand through acquisition of companies that have complimentary businesses, that can utilize or enhance our existing capabilities and resources, that expand our geographic presence or that expand our range of services or products. In September of 2001, FNC successfully acquired certain assets of Technical Insights which has expertise to provide computer technical training to corporate clients. Lea, through our newly incorporated subsidiary PMICC, acquired certain assets of LiveMarket in October of 2001. LiveMarket is an internet software development company which designs and develops online stores to allow consumers to purchase products directly via secured transaction network. It also designs and develops e-store site management tools to administer customer inquiry and support payment processing service. Moreover, we are always evaluating potential acquisition prospects.

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

In addition to the foregoing risks, we believe that we will see increased competition for acquisition candidates in the future. Increased competition for candidates could raise the cost of acquisitions and reduce the number of attractive candidates. We cannot ensure you that we will be able to identify additional suitable acquisition candidates, consummate or finance any such acquisitions, or integrate any such acquisition successfully into our operations.

NEED FOR ADDITIONAL CAPITAL

We presently have insufficient working capital to pursue our business plan involving acquisitions and expansion of our service and product offerings either internally or through acquisitions. We must obtain additional financing to complete the marketing of Lea/LiveMarket's software products and expand that business, to continue to expand our distribution business, and to develop our FNC business. We also intend to pursue new markets and the growth of our business through acquisitions. We can give no assurance that we will be able to obtain additional capital or, if available, that such capital will be available at terms acceptable to us.

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

DEPENDENCE UPON CONTINUED MANUFACTURER CERTIFICATION

The future success of FNC depends in part on our continued certification from leading manufacturers. Without such authorizations, we would be unable to provide the range of services currently offered. There can be no assurance that such manufacturers will continue to certify us as an approved service provider, and the loss of one or more of such authorizations could have a material adverse effect on FNC and thus to our business, operating results and financial condition.

DEPENDENCE UPON SUPPLIERS

One supplier accounted for approximately 10%, 16% and 20% of our total purchases for the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 1999, one additional supplier located in Taiwan accounted for approximately 11% of our total purchases. Although we have not experienced significant problems with suppliers, there can be no assurance that such relationships will continue or, in the event of a termination of our relationship with any given supplier, that we would be able to obtain alternative sources of supply on comparable terms without a material disruption in our ability to provide products and services to our clients. This may cause a possible loss of sales that could adversely affect our business, financial condition and operating results.

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

DEPENDENCE ON KEY PERSONNEL

Our continued success will depend to a significant extent upon our senior management, including Theodore Li, President and Hui Cynthia Lee, Executive Vice President and head of sales operations, and Steve Flynn, general manager of FrontLine. The loss of the services of Messrs. Li or Flynn or Ms. Lee, or one or more other key employees, could have a material adverse effect on our business, financial condition or operating results. We do not have key man insurance on the lives of any of members of our senior management.

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

ITEM 2. PROPERTIES

We own property located at 1600 California Circle, Milpitas, California 95035, which was subject to mortgages in the amount of $3,286,200 at December 31, 2001. Of this amount, $2,411,700 is subject to bank financing which bears interest at the bank's 90-day LIBOR rate (1.883% as of December 31, 2001) plus 2.5% and is secured by a deed of trust on the property. The remaining $874,500 is subject to a Small Business Administration loan which bears interest at a 7.569% rate and is secured by the underlying property. This property of 3.31 acres includes a 44,820 square foot building. The building contains our executive office and warehouse and we believe it is suitable for the current size and the nature of our operations. We lease a building in Georgia to house our branch office pursuant to a three year operating lease which expires October 31, 2003. We have an option to renew this lease for an additional three-year term. Future minimum lease payments under this non-cancelable operating lease agreement for 2002 and 2003 are estimated to be $103,600 and $88,500, respectively.

LiveMarket, a division of Lea Publishing leases an office in Orange County. The term of the lease is for three months starting from November 2001 to January 2002 with total rent of $20,000.00. LiveMarket is currently extending the lease on a month to month basis at a cost to the company of $12,250 per month and is actively seeking an alternative office location.

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

                                                       High         Low
     Fiscal Year Ended December 31, 2001              ------       ------
       First Quarter                                  $ 2.88       $ 1.00
       Second Quarter                                   1.15         0.47
       Third Quarter                                    2.00         0.45
       Fourth Quarter                                   2.95         1.00

     Fiscal Year Ended December 31, 2000
       First Quarter                                  $ 8.25       $ 4.88
       Second Quarter                                   6.56         3.31
       Third Quarter                                    4.50         1.50
       Fourth Quarter                                   4.25         0.88

We had 99 stockholders of record of our common stock as of December 31, 2001.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table contains certain selected financial data and we refer you to the more detailed consolidated financial statements and the notes thereto provided in Part IV of this Form 10-K. The financial data as of and for the years ended December 31, 2001, 2000, 1999 and 1998, has been derived from our consolidated financial statements, which were audited by BDO Seidman LLP. The financial data as of and for the years ended December 31, 1997, has been derived from our consolidated financial statements, which were audited by Meredith, Cardozo, Lanz and Chiu LLP.

                                                               Fiscal Year Ended December 31
                                        -------------------------------------------------------------------------
Statement of Operations Data                2001            2000           1999           1998           1997
----------------------------            ------------    ------------   ------------   ------------   ------------
Net Sales                               $ 75,011,700    $ 88,872,700   $104,938,700   $105,431,200   $ 96,388,500
(Loss) Income from Operations             (3,829,500)         10,200      1,682,100      3,080,000      2,172,200
Net (Loss) Income                         (2,850,700)        121,800        827,300      1,775,700      1,246,900
Net (Loss) Income per share to Common
  Shareholders - Basic and Diluted             (0.28)           0.01           0.08           0.19           0.14

                                                               Fiscal Year Ended December 31
                                        -------------------------------------------------------------------------
Balance Sheet Data                          2001            2000           1999           1998           1997
------------------                      ------------    ------------   ------------   ------------   ------------
Current Assets                          $ 12,501,600    $ 15,335,200   $ 15,221,100   $ 16,886,600   $ 10,847,800
Current Liabilities                        6,766,700       7,710,800      7,614,400      8,955,100      5,116,900
Total Assets                              17,323,300      20,861,100     20,689,000     21,108,400     15,019,500
Long-Term Debt                             3,230,300       3,286,200      3,337,600      3,377,100      3,428,400
Total Liabilities                         10,031,200      11,003,300     10,953,000     12,363,700      8,576,300
Shareholders' Equity                       7,289,900       9,857,800      9,736,000      8,744,700      6,443,200

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The accompanying discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which are included elsewhere in this Form 10-K. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control include, but are not limited to, technological changes, our acquisition strategy, our need for additional capital, insurance and potential excess liability, diminished marketability of inventory, increased warranty costs, competition, recruitment and retention of technical personnel, dependence on continued manufacturer certification, dependence on certain suppliers, risks associated with the projects in which we are engaged to complete, the risks associated with Lea, and dependence on key personnel.

GENERAL

We provide solutions to customers in several synergetic and rapidly growing segments of the computer industry. Our business is organized into four divisions: PMI, PMIGA, FNC and Lea/LiveMarket. Our subsidiaries, PMI and PMIGA, provide the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEMs and systems integrators. PMIGA commenced operations in October 2000 and distributes PMI's products in the southeastern United States market. To capture the expanding corporate IT infrastructure market, we established the FrontLine Network Consulting division in 1998 to provide professional services to mid-market companies focused on consulting, implementation and support services of Internet technology solutions. During 2000, this division was incorporated as FNC. On September 30, 2001, FNC acquired certain assets of Technical Insights, Inc., a computer technical support company, in exchange for $20,000 worth of PMIC common stock (16,142 shares). The newly acquired business unit, Technical Insights enables FNC to provide computer technical training services to corporate clients.

We also invested in a 50%-owned joint software venture, Lea, in 1999 to focus on Internet-based software application technologies to enhance corporate IT services. Lea is a development stage company. In June 2000, we increased our direct and indirect interest in Lea to 62.5% by completing our purchase of 25% of the outstanding common stock of Rising Edge Technologies, Ltd., the other 50% owner of Lea. In December 2001, we entered into an agreement with Rising Edge and its principal owners to exchange the 50% Rising Edge ownership in Lea for our 25% interest in Rising Edge. As a consequence, PMIC owns 100% of Lea and no longer has an interest in Rising Edge. Certain LiveMarket assets, which were initially purchased through PMICC, were transferred to Lea Publishing in the fourth quarter of 2001 to further assist in the development of internet software.

As used herein and unless otherwise indicated, the terms Company we and our refer to Pacific Magtron International Corp. and each of our subsidiaries.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in their MD&A. The SEC indicated a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to the consolidated financial statements included as Part IV to this Form 10-K. We believe that the following accounting policies fit the definition of "critical accounting policies":

     REVENUE RECOGNITION

     We recognize sales of computer and network products upon delivery of the goods to the customer (generally upon shipment) provided no significant obligations remain and collectibility is probable. A provision for estimated product returns is established at the time of sale based upon historical return rates, which have typically been insignificant, adjusted for current economic conditions. The Company generally does not provide volume discounts or rebates to its customers, and customer credits for price protection are generally not granted unless recoverable from the vendor under the provisions of our vendor agreements. Revenues relating to services performed by FNC are recognized as earned based upon contract terms, which is generally upon customer acceptance. Software and service revenues relating to software design and installation for Lea's customers are recognized upon completion of the installation and customer acceptance.

     LONG-LIVED ASSETS

     The Company recognizes impairment losses when the carrying amount of a long-lived asset, including assets acquired through investments, is not recoverable and exceeds its fair value. The fair value of an asset is determined by the Company as the amount at which that asset could be bought or sold in a current transaction between willing parties or the present value of the estimated future cash flows from the asset. The asset value recoverability test is performed by the Company on an on-going basis. The impairment loss of $718,000 recognized on the investments in Rising Edge and Target First in 2001 is due to the current period operating loss combined with a projection of the future continuing losses on those investments.

     ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions, level of credit insurance and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management's control. During 2001, we increased our allowance for doubtful accounts from $175,000 to $400,000 to cover our exposure for possible losses resulting principally from customer checks returned due to insufficient funds and the overall weakness of the computer products industry and economy as a whole. While we believe that our reserves are adequate, if our information turns out to be incomplete or inaccurate, our allowance for doubtful accounts could be insufficient, and our operating results could suffer.

     INVENTORY

     Our inventories, consisting primarily of finished goods, are stated at the lower of cost (moving weighted average method) or market. We regularly review inventory quantities on hand and record a provision, if necessary, for excess and obsolete inventory based primarily on our estimated forecast of product demand. Due to a relatively high inventory turnover rate and the inclusion of provisions in the vendor agreements common to industry practice that provide price protections or credits for declines in inventory value and the right to return unsold inventory, we believe that our risk for a decrease in inventory value is minimized. No assurance can be given, however, that we can continue to turn over our inventory as quickly in the future or that we can negotiate such provisions in each of our vendor contracts or that such industry practice will continue.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                                      Year Ended December 31,
                                                     -------------------------
                                                      2001      2000      1999
                                                     -----     -----     -----
Sales                                                100.0%    100.0%    100.0%
Cost of sales                                         92.9      92.1      91.9
                                                     -----     -----     -----
Gross margin                                           7.1       7.9       8.1
Operating expenses                                    12.2       7.9       6.5
                                                     -----     -----     -----
(Loss) income from operations                         (5.1)      0.0       1.6
Other income (expense)                                (0.2)      0.2      (0.3)
Income tax benefit (expense)                           1.5      (0.1)     (0.5)
Minority interest in FNC and PMIGA                     0.0       0.0       0.0
                                                     -----     -----     -----
Net (loss) income                                     (3.8)%     0.1%      0.8%
                                                     =====     =====     =====

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Consolidated sales for the year ended December 31, 2001 were $75,011,700, a decrease of $13,861,000, or approximately 15.6%, compared to $88,872,700 for the year ended December 31, 2000.

     Approximately $3,022,200 of the sales recognized by us for the year ended December 31, 2001 was attributable to the FNC subsidiary, a decrease of $5,083,300, or approximately 62.7%, compared to $8,105,500 for the year ended December 31, 2000. The decrease in FNC sales is due to a weak U.S. economy combined with a reduction of capital expenditures by our existing and potential future customers. The Frontline division was spun off as a separate subsidiary effective October 1, 2000 to better serve the networking and personal computer requirements of corporate customers.

     The combined sales of PMI and PMIGA, our computer products segments, were $71,738,800 for the year ended December 31, 2001, a decrease of $9,028,400 or approximately 11.2%, compared to $80,767,200 for the year ended December 31, 2000. Sales recognized by PMIGA, which commenced operations in October 2000, were approximately $11,445,300 in 2001 as compared to $1,156,900 in 2000. Sales for PMI decreased by $19,316,800, or 24.3% from $79,610,300 for the year ended December 31, 2000 to $60,293,500 for the year ended December 31, 2001. The decrease in PMI sales was due to the overall decline in the computer component market and the lack of any new and innovative high-demand products in the multimedia arena during a period of economic slowdown. In addition, we believe that the continuous uncertainty regarding the economy depressed sales during 2001 as customers were delaying their buying decisions.

     In the fourth quarter of 2001, PMICC acquired certain assets of an internet software development company, LiveMarket. Subsequently, these assets were transferred to Lea Publishing (Lea). During the last quarter of 2001, Lea/LiveMarket generated $250,700 in revenue which related entirely to the newly-acquired LiveMarket operations.

Consolidated gross margin for the year ended December 31, 2001 was $5,302,100, a decrease of $1,749,900 or 24.8%, compared to $7,052,000 for the year ended December 31, 2000. The consolidated gross margin as a percentage of consolidated sales decreased from 7.9% for the year ended December 31, 2000 to 7.1% for the year ended December 31, 2001.

     Gross margin relating to FNC for the year ended December 31, 2001 was $391,800, or 13% of FNC's sales during the same period as compared to $962,700, or 12% of FNC's sales during the year ended December 31, 2000. The slightly higher gross margin percentage experienced by FNC in 2001 was attributed to more service revenues earned as a percent of total sales in 2001 compared to 2000. FNC's service revenues were $115,000, or 3.8% of FNC's total revenues in 2001 as compared to $275,400, or 3.4% of FNC's total revenues in 2000. In general, FNC has a higher gross margin on service revenues than products sales as part of the consulting and implementation services. Since FNC's sales levels accounted for only 4% and 9% of our consolidated sales in 2001 and 2000, respectively, the gross margin percentage earned by FNC had only a minor effect on our overall consolidated gross margin in both years.

     The combined gross margin for PMI and PMIGA, our computer products segments, was $4,687,000, or 6.5% for the year ended December 31, 2001 compared to $5,917,800, or 7.3% of the combined sales of PMI and PMIGA, for the year ended December 31, 2000. PMI's gross margin for the year ended in December 31, 2001 was $4,066,400, or 6.7% of PMI's sales compared to $5,858,900 or 7.4% of PMI's sales, for the year ended December 31, 2000. Because our major manufacturers focused on lower margin products, PMI sold more lower margin products during 2001. Additionally, PMI experienced pricing pressures in selling its products. We believe that because of the economic slowdown, there was an excess supply of computer products throughout 2001 which reduced demand and increased pressure on gross margins. Thirdly, vendors also reduced rebates and product advertising funding to minimize their costs. Finally the lower gross margin is further compounded by an increase in freight costs. Gross margin relating to PMIGA in 2001 was $620,600, or 5.4% of PMIGA's sales as compared to year 2000 gross margin percentage in the amount of $58,900 or 5.1% of PMIGA's sales. The increase in PMIGA 2001 gross margin was due to more products with higher margin being sold in 2001.

     Lea experienced a gross margin of $214,900, or 85.7% of Lea's sales in 2001.

Consolidated operating expenses, including selling, general, administrative, and research and development expense, for the year ended December 31, 2001 were $9,063,100, an increase of $2,021,300, or 28.7%, compared to $7,041,800 for the year ended December 31, 2000. Although we implemented cost cutting measures in anticipation of the economic slowdown, such as reducing our employee count from 114 as of December 31, 2000 to 104 as of December 31, 2001, expenses increased primarily due to the continued establishment of our FNC and PMIGA operations, including among other things, additional expenses associated with our new distribution facility in Georgia. During 2001, we also increased spending for consulting and accounting services to assist in the formation of an acquisition strategy. Consolidated consulting and accounting expenses were $217,000 and $115,400, in 2001 and 2000, respectively. During 2001, we had a higher level of bad debt write-offs and increased the allowance for doubtful accounts. As such, the consolidated bad debt expense increased from $182,200 in 2000 to $450,500 in 2001. During the year ended December 31, 2001, as a result of our ongoing evaluation of the net realized value of our investments in TargetFirst Inc. and Rising Edge Technologies, Ltd, we wrote off these investments resulting in an impairment loss of $250,000 and $468,000, respectively. We also increased our advertising spending for promoting our Company, products and services.
Consolidated advertising expense was $178,000 in 2001 compared to $3,600 in 2000. Additionally, $171,400 in officer bonuses were paid in 2001. Proceeds received by the officers for these bonuses were used to repay the officer notes receivable during 2001. There were no officer bonuses in 2000. As a percentage of consolidated sales, consolidated operating expenses increased to 12.2% for the year ended December 31, 2001 as compared to 7.9% for the year ended December 31, 2000 resulting from an increase in our consolidated fixed operating expenses during a period of decreased sales.

     PMI's operating expenses were $5,448,800 for the year ended December 31, 2001, compared to $5,608,700 for the year ended December 31, 2000, a decrease of $159,900, or 2.9%. The decrease in PMI's operating expenses was primarily due to the reduction in payroll expense of $368,900, a cost reduction of $129,900 in professional services, and was partially offset by an increase in bad debt expense of $206,800 and repair and maintenance and internet service expense of $132,100. PMIGA's operating expenses were $1,285,300 for the year ended December 31, 2001. PMIGA began business in October 2000 and its operating expenses for the three months in 2000 were $197,000.

     FNC's operating expenses for the year ended December 31, 2001 were $1,386,400 compared to $1,105,200 for the year ended December 31, 2000. The increase in FNC's operating expenses was primarily due to an increase in payroll expense, from our Technical Insights acquisition, of $108,600, professional services expense of $73,500, and insurance expense of $24,200. Although FNC had 14 employees as of December 31, 2001 compared to 15 as of December 31, 2000, FNC recruited and retained employees with higher qualifications in 2001. The increase in FNC's professional services expense in 2001 was due to the increase in the search for acquisition opportunities.

     Lea's newly-acquired LiveMarket operations began in October 2001. Operating expenses were $424,500, including research and development expense of $68,500, for the three months in 2001. Lea's research and development expense for the year ended December 31, 2000 was $100,000.

     As a result of an ongoing evaluation of the net realizable value of its investments, PMIC recognized an impairment loss totaling $718,000 during 2001, of which $250,000 related to the cost investment in Target First and was recorded in the second quarter and $468,000 (including the equity in the loss in the investment of $14,500 during 2001) related to the equity investment in Rising Edge and was recorded in the fourth quarter. These impairment losses were due to a change in the focus of the investees' business and current period operating losses combined with a projection of the future continuing losses on those investments.

Consolidated loss from operations for the year ended December 31, 2001 was $3,829,500 as compared to consolidated income from operations of $10,200 for the year ended December 31, 2000. As a percentage of sales, loss from consolidated operations increased to 5.1% for the year ended December 31, 2001 as compared to 0.0% of consolidated income from operations for the year ended December 31, 2000. This consolidated operating loss was mainly due to the 28.7% increase in consolidated operating expenses and the 15.6% decrease in consolidated sales experienced during the year ended December 31, 2001. Loss from operations for the year ended December 31, 2001, including allocations of PMIC corporate expenses, for PMI, PMIGA, FNC, and Lea was $1,563,500, $619,800, $868,800, and $191,700, respectively. For the year ended December 31, 2000, PMI and FNC had an income from operations of $390,400 and $56,300, respectively, and PMIGA and Lea had an operating loss of $137,800 and $100,800, respectively.

Consolidated interest income was $125,100 for the year ended December 31, 2001 compared to $227,300 for the year ended December 31, 2000. Interest income for the year ended December 31, 2001 for PMI, PMIGA, and FNC was $100,000, $5,500, and $34,100, respectively. For the year ended December 31, 2000, PMI, PMIGA and FNC had interest income of $226,800, $500 and $0, respectively. The decrease in PMI's interest income was principally due to a decline in funds available to earn interest and lower interest rates available for short-term investments in cash and cash equivalents.

Consolidated interest expense for the year ended December 31, 2001 was $255,800, a decrease of $40,200 or 13.6%, compared to $296,000 for the year ended December 31, 2000. Interest expense for the year ended December 31, 2001 for PMI, PMIGA, and FNC was $230,700, $600, and $24,500, respectively. For the year ended December 31, 2000, interest expense for PMI, PMIGA and FNC was $295,000, $200 and $0, respectively. This decrease in PMI's interest expense was due to a decrease in the floating interest rate charged on our mortgages on our office building facility located in Milpitas, California and the allocation of $24,500 of interest expense to FNC for the year ended December 31, 2001.

In March 2002, legislation was enacted to extend the general Federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred in 2001 and 2002. As a result, we have not recorded a valuation allowance on the portion of the deferred tax assets relating to Federal net operating loss carryforward of $1,906,800 as we believe that it is more likely than not that this deferred tax asset will be realized as of December 31, 2001. During the first quarter of 2002, this deferred tax asset, totaling approximately $648,300, will be reclassified to income taxes receivable.

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

UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for 2001 and 2000 is as follows:

                                                                                 Quarter
                                                         ---------------------------------------------------------
2001                                                        First          Second         Third         Fourth
----                                                     ------------   ------------   ------------   ------------
Sales                                                    $ 19,956,500   $ 14,961,400   $ 20,840,200   $ 19,253,600
Gross profit                                                1,259,600        979,700      1,465,200      1,597,600
Net loss                                                     (473,600)    (1,211,800)      (370,000)      (795,300)
Basic and diluted (loss) per common share (1)            $      (0.05)  $      (0.12)  $      (0.04)  $      (0.08)

                                                                                 Quarter
                                                         ---------------------------------------------------------
2000                                                        First          Second         Third         Fourth
----                                                     ------------   ------------   ------------   ------------
Sales                                                    $ 22,815,200   $ 21,984,300   $ 24,125,300   $ 19,947,900
Gross profit                                                1,781,800      1,771,000      1,755,600      1,743,600
Net income (loss)                                              60,800        122,000        254,700       (315,700)
Basic and diluted earnings (loss) per common share (1)   $       0.01   $       0.01   $       0.03   $      (0.03)

----------
(1) Earnings (loss) per share are computed independently for each of the quarters presented. The sum of the quarterly earnings per share in 2001 and 2000 does not equal the total computed for the year due to rounding.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through cash generated by operations and borrowings under our floor plan inventory loans.

At December 31, 2001, we had consolidated cash and cash equivalents totaling $3,110,000 (excluding $250,000 in restricted cash) and working capital of $5,734,900. At December 31, 2000, we had consolidated cash and cash equivalents totaling $4,874,200 and working capital of $7,624,400.

Net cash used in operating activities for the year ended December 31, 2001 was $1,634,100, which principally reflected the net loss incurred during the year, a decrease in accounts payable and an increase in deferred income taxes, which was partially offset by a decrease in inventories and accounts receivable and a non-cash impairment loss on investments.

Net cash used in investing activities was $100,000 for the year ended December 31, 2001, primarily resulting from the payment for business acquisitions and related costs, and acquisition of computer equipment, which was partially offset by the collection of notes receivable from shareholders of $171,400. Net cash used in investing activities for the year ended December 31, 2000 was $502,900, primarily resulting from investments in Rising Edge and TargetFirst Inc, which were ultimately written off entirely in 2001 due to impairment.

Net cash used in financing activities was $30,200 for the year ended December 31, 2001, primarily from the increase in restricted cash and principal payments on notes payable, which was mostly offset by the increase in the floor plan inventory loan and issuance of common stock under the stock option plan. Net cash used in financing activities was $200,700 for the year ended December 31, 2000, primarily from the decrease in the floor plan inventory loan as well as payment of the mortgage loans for our facility.

On July 13,  2001,  PMI and PMIGA  (the  Companies)  obtained  a new $4  million
(subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (the Bank). This new credit facility has a term of two years, subject to automatic renewal from year to year thereafter. The credit facility can be terminated under certain conditions and the termination is subject to a fee of 1% of the credit limit. The facility includes an up to $3 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories), that includes a sub-limit of $600,000 working capital line, and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowing under the inventory loans are subject to 30 to 45 days repayment, at which time interest begins to accrue at the prime rate, which was 4.75% at December 31, 2001. Draws on the working capital line also accrue interest at the prime rate. The credit facility is guaranteed by both PMIC and FNC. As of December 31, 2001, the Companies had an outstanding balance of $1,422,100 due on this credit facility.

Under the agreement, PMI and PMIGA granted the Bank a security interest in all of their accounts, chattel paper, cash, documents, equipment, fixtures, general intangibles, instruments, inventories, leases, supplier benefits and proceeds of the foregoing. The Companies are also required to maintain certain financial covenants. As of September 30 and December 31, 2001, the Companies were in violation of the minimum tangible net worth covenant. On March 6, 2002, the Bank issued a waiver for the default and revised the covenants under the credit agreement retroactively to September 30, 2001. As of December 31, 2001, the Companies were in compliance with these new covenants.

In March 2001, FNC obtained a $2 million discretionary credit facility from Deutsche Financial Services Corporation (Deutsche) to purchase inventory. To secure payment, Deutsche obtained a security interest in all of FNC's inventory, equipment, fixtures, accounts, reserves, documents, general intangible assets and all judgments, claims, insurance policies, and payments owed or made to FNC. Under the loan agreement, all draws mature in 30 days. Thereafter, interest accrues at the lesser of 16% per annum or at the maximum lawful contract rate of interest permitted under applicable law.

FNC is required to maintain certain financial covenants to qualify for the Deutsche credit line, and was not in compliance with certain of these covenants as of December 31, 2001, which constitutes a technical default under the credit line. This gives the financial institution, among other things, the right to call the loan and terminate the credit line. The credit facility is guaranteed by PMIC and can be terminated by Deutsche immediately given the default. As of December 31, 2001 and February 28, 2002, FNC had an outstanding balance of $122,900 and $37,700, respectively, due under this credit facility. As of March 14, 2002, this line of credit had not been terminated by Deutsche, and we continued to borrow and repay funds in accordance with the terms of the credit facility.

Pursuant to one of our bank mortgage loans with a $2,411,700 balance at December, 31, 2001, we are required to maintain certain financial covenants. During 2001, we were in violation of a consecutive quarterly loss covenant and an EBITDA coverage ratio covenant, which is an event of default under the loan agreement that gives the bank the right to call the loan. While a waiver of these loan covenant violations was obtained from the bank in March 2002, retroactive to December 31, 2001, and through December 31, 2002, we were required to transfer $250,000 to a restricted account as a reserve for debt servicing. This amount has been reflected as restricted cash in the consolidated financial statements.

On May 7, 2001, our Board of Directors authorized a share repurchase program whereby up to $100,000 worth of our common stock may be repurchased and held as treasury stock. During 2001, we purchased and retired 20,400 shares of treasury at a cost of $14,600.

We presently have insufficient working capital to pursue our long-term growth plans with respect to expansion of our service and product offerings, either internally or through acquisitions. Moreover, we expect that additional resources are needed to fund the development and marketing of Lea's software and related services. We believe, however, that our existing cash available, borrowings under our Transamerica credit facility and trade credit from suppliers will satisfy our anticipated requirements for working capital to support our present operations through the next 12 months.

Presently we do not have sufficient funds to pursue our business plan involving acquisitions to pursue new markets and the growth of our business. Although we are actively seeking and evaluating potential acquisition prospects, there is no assurance that we will be able to obtain additional capital for these potential acquisitions.

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

RELATED PARTY TRANSACTIONS

At December 31, 1999, we had notes receivable from two officer/shareholders which bore interest at 6% and were unsecured. In December 2000, the repayment terms of these notes were renegotiated to require monthly principal payments, without interest, to pay off the loan by December 31, 2001. Additionally, the accrued interest receivable pertaining to these notes was $43,600 as of December 31, 1999, and was forgiven by the Company and charged to expense during 2000. As of December 31, 2000, notes receivable from these two officer shareholders aggregated $171,400 and were repaid in full during 2001 using proceeds from officer bonuses declared and paid by us during the period.

We sell computer products to a company owned by a member of our Board of Directors. Management believes that the terms of these sales transactions are no more favorable than given to unrelated customers. During 2001, 2000 and 1999, the Company recognized $476,200, $1,476,100 and $724,000 in sales revenues from this company. Included in accounts receivable as of December 31, 2001 and 2000 is $200 and $209,400, respectively, due from this related customer.

In 2001, FNC acquired certain assets of Technical Insights in exchange for 16,100 shares of PMIC common stock. Under the purchase agreement, among other terms, FNC was required to pay $126,000 to the sellers upon completion and full settlement of a sale transaction as specified in the agreement. On October 2001 the sellers became employees of FNC. As a result of this profit sharing arrangement, the $126,000 payment to the seller was recorded as compensation expense by the Company. As of December 31, 2001, $126,000 was owed to these employees and is included in accounts payable. In January 2002, this amount was paid to the sellers/employees under the terms of the purchase agreement.

In May 1999, the Company and Rising Edge Technologies, Ltd., a corporation based in Taiwan (Rising Edge), entered into an Operating Agreement with Lea Publishing, LLC, a California limited liability company (Lea) formed in January 1999. The objective of Lea is to provide internet users, resellers and providers advanced solutions and applications. Lea is developing various software products. Prior to June 13, 2000, the Company and Rising Edge each owned a 50% interest in Lea. The brother of a director, officer and principal shareholder of the Company is a director, officer and the majority shareholder of Rising Edge (Rising Edge Majority Holder). On June 13, 2000, the Company purchased a 25% ownership interest in Rising Edge common stock for $500,000 from the Rising Edge Majority Holder. As such, the Company had a 62.5% combined direct and indirect ownership interest in Lea, which required the consolidation of Lea with the Company. We accounted for our investment in Rising Edge by the equity method whereby 25% of the equity interest in the net income or loss of Rising Edge (excluding Rising Edge's portion of the results of Lea and all inter-company transactions) flows through to the Company. During the year ended December 31, 2001, Lea incurred a $191,700 net loss and the equity in the loss for the investment in Rising Edge was $14,500. During the year ended December 31, 2000, Lea incurred a $100,800 net loss and the equity in the loss in the investment in Rising Edge was $32,000. During the year ended December 31, 2001, Rising Edge had $9,800 in revenues and incurred a net loss of $58,100. During the period from June 13, 2000 to December 31, 2000, Rising Edge had $101,100 in revenues and incurred a net loss of $78,200. At December 31, 2000, Rising Edge had total assets of $1,092,200. During 2001, we recognized a $468,000 impairment loss on our investment in Rising Edge, which includes the equity in the loss in the investment of $14,500 during 2001.

In November 1999, Lea entered into a software development contract with Rising Edge which called for the development of certain internet software for a $940,000 fee. Of this amount, the contract specifies that $440,000 shall be applied to services performed in 1999 (of which $220,000 represented the Company's portion) and $500,000 was to be applied to services to be performed in 2000. The Company and Rising Edge were each responsible for $470,000 of the fee.

During 1999, we paid $470,000 for our portion of the total fee payable under the contract. During the year ended December 31, 2000, Rising Edge performed $100,000 worth of services as specified under the contract. In January 2001, the contract was terminated by mutual agreement of the parties and our remaining portion of the software development fees prepaid under the contract, totaling $200,000, was refunded. For the year ended December 31, 1999, our equity loss in its investment in Lea was $222,400.

In December 2001, we entered into an agreement with Rising Edge Technology (Rising Edge) and its principal owners to exchange the 50% Rising Edge ownership interest in Lea for our 25% ownership interest in Rising Edge. As a consequence, PMIC owns 100% of Lea and no longer has an ownership interest in Rising Edge. Because of the write-down of the Rising Edge Investment to zero in the fourth quarter of 2001, no amounts were recorded for the 50% Rising Edge ownership interest in Lea received in this exchange.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction. In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 will be effective for the Company's 2002 fiscal year. Both Issue 00-14 and 00-25 have been codified under Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." We are currently analyzing Issue 01-09. Issue 01-09 is not expected to have a material impact on the Company's financial position or results of operations, except that certain reclassifications may occur. The consensus reached in Issue 00-25 and Issue 00-14 (codified by Issue 01-09) are effective for fiscal quarters beginning after December 15, 2001.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. . The Company recorded its acquisition so Technical Insights and LiveMarket in September and October 2001 in accordance with SFAS 141 and did not recognize any goodwill relating to these transactions. However, certain intangibles, including intellectual property and vendor reseller agreements, totaling $59,400 were identified and recorded in the consolidated financial statements.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position, results of operations or cash flows since the value of intangibles recorded is relatively insignificant and no goodwill has been recognized.

In August 2001, the FASB issued SFAS No. 143 (SFAS 143) Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost asset and classify the accrued amount as a liability in the balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the ability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a material effect its financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 (SFAS 144) Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operation to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial position, results of operations, or cash flows.

INFLATION

Inflation has not had a material effect upon our results of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that to the extent resulting increased costs are not offset by increased revenues, our operations may be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to one of our bank loans with a $2,411,700 balance at December 31, 2001 which bears fluctuating interest based on the bank's 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results, financial position or cash flow. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears in a separate section of this report following Part IV.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information required to be presented in Part III is, in accordance with General Instruction G(3) to Form 10-K, incorporated herein by reference to the information contained in our definitive Proxy Statement for our 2002 Annual Meeting which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial Statements

     (a)  (1)  Report of BDO Seidman, LLP

          (2) Consolidated Financial Statements and Notes thereto of the Company including Consolidated Balance Sheets as of December 31, 2001 and 2000 and related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for each of the years in the three year period ended December 31, 2001.

     (b)  Reports on Form 8-K

          Form 8-K filed on June 24, 2001 to report that a footnote in our Consolidated Financial Statements, included in our Annual Report, inadvertently included a discussion regarding an acquisition by the Company's FrontLine subsidiary. The acquisition was never consummated and an asset purchase agreement was not signed.

     (c)  Exhibits:

EXHIBIT
NUMBER                              DESCRIPTION
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

 10.1 1998 Stock Option Plan (filed as an exhibit to our Form 10-12G, File No. 000-25277).

 10.2 Sony Electronics Inc. Value Added Reseller Agreement, dated May 1, 1996 (filed as an exhibit to our Form 10-12G, File No. 000-25277).

 10.3 Logitech, Inc. Distribution and Installation Agreement, dated March 26, 1997 (filed as an et our Form 10-12G, File No. 000-25277).

 10.4 Wells Fargo Term Note, dated February 4, 1997 (filed as an exhibit to our Form 10-12G, File No. 000-25277).

 10.5 Limited Liability Company Operating Agreement for Lea Publishing L.L.C. dated February 1, 1999 between Pacific Magtron International Corp. and Rising Edge Technology (filed as an exhibit to our Report on Form 10-K for fiscal year ended December 31, 2000).

 10.6 Accounts Receivable and Inventory Financing Agreement between Transamerica Commercial Finance Corporation, Pacific Magtron, Inc. and Pacific Magtron (GA), Inc. dated July 13, 2001 (filed as an exhibit to our Report on Form 10-Q for quarter ended June 30, 2001).

 10.7 Amendment No. 2 to Accounts Receivable and Inventory Financing Agreement by and between Transamerica Commercial Finance Corporation and Pacific Magtron, Inc. and Pacific Magtron (GA), Inc. (filed herewith).

 10.8 Amendment No. 1 to Accounts Receivable and Inventory Financing Agreement by and between Transamerica Commercial Finance Corporation and Pacific Magtron, Inc. and Pacific Magtron (GA), Inc. (filed herewith).

 21.1     Subsidiaries (filed herewith).

 23.1     Consent of BDO Seidman, LLP (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2002.

                                        PACIFIC MAGTRON INTERNATIONAL CORP.,
                                        a Nevada corporation

                                        BY /s/ THEODORE S. LI
                                           -------------------------------------
                                           THEODORE S. LI
                                           PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       SIGNATURE                          TITLE                        DATE
       ---------                          -----                        ----

/s/ THEODORE S. LI            PRESIDENT, CHIEF EXECUTIVE          MARCH 29, 2002
-------------------------     OFFICER, TREASURER AND DIRECTOR
THEODORE S. LI


/s/ HUI CYNTHIA LEE           DIRECTOR AND SECRETARY              MARCH 29, 2002
-------------------------
HUI CYNTHIA LEE


/s/ JEY HSIN YAO              DIRECTOR                            MARCH 29, 2002
-------------------------
JEY HSIN YAO


/s/ BETTY LIN                 DIRECTOR                            MARCH 29, 2002
-------------------------
BETTY LIN


/s/ HANK C. TA                DIRECTOR                            MARCH 29, 2002
-------------------------
HANK C. TA


/s/ LIMIN HU, PHD             DIRECTOR                            MARCH 29, 2002
-------------------------
LIMIN HU, PHD


/s/ JOHN REED                 DIRECTOR                            MARCH 29, 2002
-------------------------
JOHN REED

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                    CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-2

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated balance sheets                                                F-3
  Consolidated statements of operations                                      F-4
  Consolidated statements of shareholders' equity                            F-5
  Consolidated statements of cash flows                                      F-6
  Notes to consolidated financial statements                                 F-7

SUPPLEMENTAL SCHEDULE
  Schedule II - Valuation and Qualifying Accounts                           F-22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders Pacific Magtron International Corp.

We have audited the accompanying consolidated balance sheets of Pacific Magtron International Corp. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. We have also audited Schedule II - Valuation and Qualifying Accounts as of and for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Magtron International Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule referred to above presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2001, 2000 and 1999.


/s/ BDO SEIDMAN, LLP

San Francisco, California
March 6, 2002, Except for Note 17
which is as of March 14, 2002

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                           --------------------------
                                                              2001           2000
                                                           -----------    -----------
ASSETS (Note 5)

CURRENT ASSETS:
  Cash and cash equivalents (Note 10)                      $ 3,110,000    $ 4,874,200
  Restricted cash (Note 4)                                     250,000             --
  Accounts receivable, net of allowance for doubtful
    accounts of $400,000 and $175,000 (Notes 2 and 10)       4,590,100      5,629,200
  Inventories (Note 5)                                       2,952,000      3,917,900
  Prepaid expenses and other current assets (Note 11)          387,300        446,500
  Income taxes receivable (Notes 6 and 17)                     399,200        215,700
  Notes receivable from shareholders (Note 2)                       --        171,400
  Deferred tax assets (Note 6)                                 813,000         80,300
                                                           -----------    -----------
TOTAL CURRENT ASSETS                                        12,501,600     15,335,200

PROPERTY, PLANT AND EQUIPMENT, net (Notes 3 and 4)           4,761,500      4,752,300

INVESTMENT IN RISING EDGE (Note 13)                                 --        468,000

INVESTMENT IN TARGETFIRST (Note 13)                                 --        250,000

DEPOSITS AND OTHER ASSETS                                       60,200         55,600
                                                           -----------    -----------
                                                           $17,323,300    $20,861,100
                                                           ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable (Note 4)                $    55,900    $    51,400
  Floor plan inventory loans (Note 5)                        1,545,000      1,329,500
  Accounts payable (Note 2)                                  4,786,600      5,788,600
  Accrued expenses                                             379,200        541,300
                                                           -----------    -----------
TOTAL CURRENT LIABILITIES                                    6,766,700      7,710,800

NOTES PAYABLE, less current portion (Note 4)                 3,230,300      3,286,200

DEFERRED TAX LIABILITIES (Note 6)                               34,200          6,300
                                                           -----------    -----------
TOTAL LIABILITIES                                           10,031,200     11,003,300
                                                           -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 5, 7, 8, 9 and 10)

MINORITY INTEREST - PMIGA                                        2,200             --
                                                           -----------    -----------
SHAREHOLDERS' EQUITY (Notes 1 and 11):
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding                    --             --
  Common stock, $0.001 par value; 25,000,000 shares
    authorized; 10,485,100 and 10,100,000 shares issued
    and outstanding                                             10,500         10,100
  Additional paid-in capital                                 1,745,500      1,463,100
  Retained earnings                                          5,533,900      8,384,600
                                                           -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                                   7,289,900      9,857,800
                                                           -----------    -----------
                                                           $17,323,300    $20,861,100
                                                           ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                   2001             2000             1999
                                                               -------------    -------------    -------------
SALES (Notes 2 and 10):
  Products                                                     $  74,853,100    $  88,597,300    $ 104,696,900
  Services                                                           158,600          275,400          241,800
                                                               -------------    -------------    -------------
TOTAL SALES                                                       75,011,700       88,872,700      104,938,700
                                                               -------------    -------------    -------------
COST OF SALES (Note 8):
  Products                                                        69,660,600       81,691,100       96,407,300
  Services                                                            49,000          129,600           47,500
                                                               -------------    -------------    -------------
TOTAL COST OF SALES                                               69,709,600       81,820,700       96,454,800
                                                               -------------    -------------    -------------
GROSS MARGIN                                                       5,302,100        7,052,000        8,483,900
                                                               -------------    -------------    -------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Non-cash amortization of pre-paid consulting fee (Note 11)              --               --          557,900
  Other selling, general and administrative expenses               8,345,100        6,941,800        6,243,900
  Impairment loss on investments (Note 13)                           718,000               --               --
                                                               -------------    -------------    -------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 9,063,100        6,941,800        6,801,800
RESEARCH AND DEVELOPMENT                                              68,500          100,000               --
                                                               -------------    -------------    -------------
TOTAL OPERATING EXPENSES                                           9,131,600        7,041,800        6,801,800
                                                               -------------    -------------    -------------
(LOSS) INCOME FROM OPERATIONS                                     (3,829,500)          10,200        1,682,100
                                                               -------------    -------------    -------------
OTHER (EXPENSE) INCOME:
  Interest income                                                    125,100          227,300          183,700
  Litigation settlement (Note 16)                                         --          300,000               --
  Interest expense                                                  (255,800)        (296,000)        (269,800)
  Equity in loss on investment (Note 13)                                  --          (32,000)        (222,400)
  Interest income on shareholder notes (Note 2)                           --               --           11,200
  Other expense                                                       (1,600)         (33,400)              --
                                                               -------------    -------------    -------------
TOTAL OTHER (EXPENSE) INCOME                                        (132,300)         165,900         (297,300)
                                                               -------------    -------------    -------------
(LOSS) INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                                           (3,961,800)         176,100        1,384,800
INCOME TAX BENEFIT (EXPENSE) (Notes 6 and 17)                      1,078,200         (104,600)        (557,500)
                                                               -------------    -------------    -------------
(LOSS) INCOME BEFORE MINORITY INTEREST                            (2,883,600)          71,500          827,300
MINORITY INTEREST IN FNC AND PMI-GA LOSS (Note 13)                    32,900           50,300               --
                                                               -------------    -------------    -------------
NET (LOSS) INCOME                                              $  (2,850,700)   $     121,800    $     827,300
                                                               =============    =============    =============
Basic and diluted (loss) earnings per share                    $       (0.28)   $        0.01    $        0.08
                                                               =============    =============    =============
Basic weighted average common shares outstanding                  10,280,100       10,100,000       10,100,000
Stock options                                                             --           54,700          108,700
                                                               -------------    -------------    -------------
Diluted weighted average common shares outstanding                10,280,100       10,154,700       10,208,700
                                                               =============    =============    =============

          See Accompanying Notes to Consolidated Financial Statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Common Stock           Additional
                                 --------------------------     Paid-in       Retained
(Notes 1 and 11)                   Shares         Amount        Capital       Earnings        Total
                                 -----------    -----------   -----------    -----------    -----------
Balances, December 31, 1998       10,100,000    $    10,100   $ 1,299,100    $ 7,435,500    $ 8,744,700

Final valuation of common
  stock issued for consulting
  services                                --             --       164,000             --        164,000

Net income                                --             --            --        827,300        827,300
                                 -----------    -----------   -----------    -----------    -----------
Balances, December 31, 1999       10,100,000         10,100     1,463,100      8,262,800      9,736,000

Net Income                                --             --            --        121,800        121,800
                                 -----------    -----------   -----------    -----------    -----------
Balances, December 31, 2000       10,100,000         10,100     1,463,100      8,384,600      9,857,800


Issuance of Common Stock in
  exchange for advertising
  services                           333,400            300       199,700             --        200,000

Purchase of assets in exchange
  for stock                           16,100             --        20,000             --         20,000


Exercise of stock options             56,000            100        55,200             --         55,300

Tax benefit of stock options
  Exercised                               --             --        22,100             --         22,100

Repurchase and retirement of
  Treasury Stock                     (20,400)            --       (14,600)            --        (14,600)


Net Loss                                  --             --            --     (2,850,700)    (2,850,700)
                                 -----------    -----------   -----------    -----------    -----------
Balances, December 31, 2001       10,485,100    $    10,500   $ 1,745,500    $ 5,533,900    $ 7,289,900
                                 ===========    ===========   ===========    ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                              2001           2000           1999
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)income                                         $(2,850,700)   $   121,800    $   827,300
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
    Impairment loss on investments                             718,000             --             --
    Depreciation and amortization                              279,000        215,100        187,400
    Loss on disposal of property and equipment                  (1,400)            --         (2,200)
    Provision for doubtful accounts                            450,500        182,200        457,500
    Equity in loss on investments                                   --         32,000        222,400
    Deferred income taxes                                     (682,700)        21,600         34,200
    Amortization of prepaid consulting fee                          --             --        557,900
    Minority interest losses                                   (32,900)            --             --
    Changes in operating assets and liabilities,
     net of assets acquired and liabilities assumed:
      Accounts receivable                                      588,600        797,200       (744,300)
      Inventories                                              965,900       (106,700)     2,579,100
      Prepaid expenses and other current assets                259,200       (347,400)       (21,800)
      Income taxes receivable                                 (183,500)            --             --
      Accounts payable                                      (1,002,000)       (23,000)      (648,700)
      Accrued expenses                                        (142,000)       268,700        134,000
                                                           -----------    -----------    -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (1,634,000)     1,161,500      3,582,800
                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received on disposal of property and equipment               --             --          2,800
  Notes receivable from shareholders                           171,400         52,200         44,500
  Investment in Lea Publishing                                      --             --       (222,400)
  Investments in Rising Edge and TargetFirst                        --       (750,000)            --
  Deposits and other assets                                     (4,600)       536,400       (547,100)
  Payment for business acquisitions and related costs         (170,700)            --             --
  Acquisition of property and equipment                        (96,100)      (341,500)      (775,900)
                                                           -----------    -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                         (100,000)      (502,900)    (1,498,100)
                                                           -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in floor plan inventory loans        215,500       (153,400)      (822,100)
  Principal payments on notes payable                          (51,400)       (47,300)       (43,400)
  Restricted cash                                             (250,000)            --             --
  Issuance of Common Stock under stock option plan              55,300             --             --
  Repurchase of common stock                                   (14,600)            --             --
  Proceeds from sale of PMIGA stock
    to minority shareholder                                     15,000             --             --
                                                           -----------    -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                          (30,200)      (200,700)      (865,500)
                                                           -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (1,764,200)       457,900      1,219,200

CASH AND CASH EQUIVALENTS, beginning of year                 4,874,200      4,416,300      3,197,100
                                                           -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                     $ 3,110,000    $ 4,874,200    $ 4,416,300
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

On July 17, 1998 the Company completed the acquisition of 100% of the outstanding common stock of Pacific Magtron, Inc. (PMI), in exchange for 9,000,000 shares of the Company's $0.001 par value common stock. For accounting purposes, the acquisition has been treated as the acquisition of the Company by PMI with PMI as the acquirer (reverse acquisition).

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

Concurrently, FNC issued 20,000,000 shares to the Company and became a wholly-owned subsidiary. On January 1, 2001, FNC issued 3,000,000 shares of its common stock to three key FNC employees for past services rendered pursuant to certain Employee Stock Purchase Agreements. As a result of this transaction, the Company's ownership interest in FNC was reduced to 87%. In August 2001, FNC repurchased and retired one million of its shares from a former employee at $0.01 per share, resulting in an increase in the Company's ownership of FNC from 87% to 91%.

In May 1999, the Company entered into a Management Operating Agreement which provided for a 50% ownership interest in Lea Publishing, LLC, a California limited liability company (Lea) formed in January 1999 to develop, sell and license software designed to provide internet users, resellers and providers with advanced solutions and applications. On June 13, 2000, the Company increased its direct and indirect interest in Lea to 62.5% by completing its investment in 25% of the outstanding common stock of Rising Edge Technologies, Ltd., the other 50% owner of Lea, which is a development stage company. In December 2001, the Company entered into an agreement with Rising Edge Technology (Rising Edge) and its principal owners to exchange the 50% Rising Edge ownership interest in Lea for our 25% ownership interest in Rising Edge. As a consequence, PMIC owns 100% of Lea and no longer has an ownership interest in Rising Edge.

In August 2000, PMI formed Pacific Magtron (GA), Inc., a Georgia corporation whose principal activity is the wholesale distribution of PMI's products in the eastern United States market. During 2001, PMIGA sold 15,000 shares of its common stock to an employee for $15,000. As a result of this transaction, PMI's ownership interest in PMIGA was reduced to 98%.

On October 15, 2001, the Company formed an investment holding company, PMI Capital Corporation (PMICC), a wholly-owned subsidiary of the Company, for the purpose of acquiring companies or assets deemed suitable for PMIC's organization. In October 2001, the Company acquired through PMICC certain assets and assumed the accrued vacation of certain employees of Live Market, Inc. in exchange for a cash payment of $85,000. These LiveMarket assets were then transferred to Lea.

In December 2001, the Company incorporated LiveWarehouse, Inc., a wholly-owned subsidiary of the Company, to provide consumers a convenient way to purchase computer products via the internet.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

CONSOLIDATION AND UNCONSOLIDATED INVESTEES

The accompanying consolidated financial statements include the accounts of Pacific Magtron International Corp. and its wholly-owned subsidiaries, PMI, LEA, PMICC and LiveWarehouse and majority-owned subsidiaries, FNC and PMIGA. All inter-company accounts and transactions have been eliminated in the consolidated financial statements. Investments in companies in which financial ownership is at least 20%, but less than a majority of the voting stock, are accounted for using the equity method. Equity investments with ownership of less than 20% are accounted for on the cost method.

RECLASSIFICATIONS

Certain of the 2000 and 1999 financial statement amounts have been reclassified to conform to the 2001 presentation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments having original maturities of 90 days or less to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions, level of credit insurance and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management's control.

INVENTORIES

Inventories, consisting primarily of finished goods, are stated at the lower of cost (moving weighted average method) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the related estimated useful lives, as follows:

     Building and improvements                                    39 years
     Furniture and fixtures                                        7 years
     Computers and equipment                                       5 years
     Automobiles                                                   5 years
     Software                                                      3 years

REVENUE RECOGNITION

The Company recognizes sales of computer and network products upon delivery of the goods to the customer (generally upon shipment) provided no significant obligations remain and collectibility is probable. A provision for estimated product returns is established at the time of sale based upon historical return rates, which have typically been insignificant, adjusted for current economic conditions. The Company generally does not provide volume discounts or rebates to its customers, and customer credits for price protection are generally not granted unless recoverable from the vendor under the provisions of the Company's vendor agreements. Revenues relating to services performed by FNC are recognized as earned based upon contract terms, which is generally upon delivery and customer acceptance. Software and service revenues relating to software design and installation for Lea's customers are recognized upon completion of the installation and customer acceptance.

ADVERTISING COSTS

Advertising costs, except for certain radio advertising credits which are capitalized and expensed as these credits are utilized, are expensed as incurred and are included in other selling, general and administrative expenses in the accompanying consolidated statements of operations. Included in prepaid expenses and other current assets as of December 31, 2001 is $200,000, representing the outstanding balance of the radio advertising credits. Advertising expense was $178,000, $3,600, and $5,500 in 2001, 2000, and 1999, respectively.

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

INCOME TAXES

The Company reports income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits are subject to a valuation allowance when management believes it is more likely than not that the deferred tax assets will not be realized.

LONG-LIVED ASSETS

The Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company adjusts the asset to its estimated fair value. The fair value of an asset is determined by the Company as the amount at which that asset could be bought or sold in a current transaction between willing parties or the present value of the estimated future cash flows from the asset. The asset value recoverability test is performed by the Company on an on-going basis. As further discussed in Note 13, the Company recorded an impairment loss in 2001 due to the write-down of the investments in Rising Edge and TargetFirst to zero. The impairment loss recognized for the Rising Edge investment was based on operations history, projections and a change in focus of the investee's business. The impairment loss recognized for the Target First investment resulted from an analysis of the investee's recurring operating losses and cash used in operations.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

LONG-TERM DEBT AND FLOOR PLAN INVENTORY LOANS

The fair value of long-term debt and floor plan inventory loans is estimated based on current interest rates available to the Company for debt instruments with similar terms and remaining maturities. The fair value of long-term debt at December 31, 2001 was approximately $3,487,700. The fair value of floor plan inventory loans approximates their carrying value because of the short maturity of this instrument.

EARNINGS PER SHARE

The Company applies the provisions of SFAS No. 128, EARNINGS PER SHARE, which provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. During the year ended December 31, 2001, options to purchase 794,600 shares of the Company's common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction. In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 will be effective for the Company's 2002 fiscal year. Both Issue 00-14 and 00-25 have been codified under Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." We are currently analyzing Issue 01-09. Issue 01-09 is not expected to have a material impact on the Company's financial position or results of operations, except that certain reclassifications may occur. The consensus reached in Issue 00-25 and Issue 00-14 (codified by Issue 01-09) are effective for fiscal quarters beginning after December 15, 2001.

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The Company recorded its acquisition so Technical Insights and LiveMarket in September and October 2001 in accordance with SFAS No. 141 and did not recognize any goodwill relating to these transactions. However, certain intangibles totaling $59,400, including intellectual property and vendor reseller agreements, were identified and recorded in the consolidated financial statements.

SFAS No. 142 requires,  among other things,  that  companies no longer  amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position, results of operations or cash flows since the value of intangibles recorded is relatively insignificant and no goodwill has been recognized.

In August 2001, the FASB issued SFAS No. 143 Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost asset and classify the accrued amount as a liability in the balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the ability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operation to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial position, results of operations, or cash flows.

2. RELATED PARTY TRANSACTIONS

At December 31, 1999, the Company had notes receivable from two officer/shareholders which bore interest at 6% and were unsecured. In December 2000, the repayment terms of these notes were renegotiated to require monthly principal payments, without interest, to pay off the loan by December 31, 2001. Additionally, accrued interest receivable of $43,600 pertaining to these notes as of December 31, 1999, was forgiven by the Company and charged to expense during 2000. As of December 31, 2000, notes receivable from these two officer shareholders aggregated $171,400 and were repaid in full during 2001 using proceeds from officer bonuses declared and paid by the Company during the period.

The Company sold computer products to a company owned by a member of the Board of Directors of the Company. Management believes that the terms of these sales transactions are no more favorable than given to unrelated customers. During 2001, 2000 and 1999, the Company recognized $476,200, $1,476,100 and $724,000 in sales revenues from this company. Included in accounts receivable as of December 31, 2001 and 2000 is $200 and $209,400 respectively, due from this related customer.

In 2001 FNC acquired certain assets of Technical Insights in exchange for 16,100 shares of PMIC common stock. Under the purchase agreement, among other terms, FNC was required to pay $126,000 to the sellers upon completion and full settlement of a sale transaction as specified in the agreement. On October 2001 the sellers became employees of FNC. As a result of this profit sharing arrangement, the $126,000 payment to the sellers was recorded as compensation expense by the Company. As of December 31, 2001, $126,000 was owed to these employees and is included in accounts payable. In January 2002, this amount was paid to the sellers/employees under the terms of the purchase agreement.

Prior to June 13, 2000, the Company and Rising Edge each owned a 50% interest in Lea Publishing, LLC. The brother of a director, officer, and principal shareholder of the Company is a director, officer and the majority shareholder of Rising Edge. See note 13 for the related party transactions between the Company and Rising Edge.

3. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of December 31, 2001 and 2000 follows:

     DECEMBER 31,                                    2001           2000
     ------------                                 ----------     ----------
     Building and improvements (Note 4)           $3,266,900     $3,263,000
     Land (Note 4)                                 1,158,600      1,158,600
     Furniture and fixtures                          394,500        360,900
     Computers and equipment                         703,900        513,500
     Automobiles                                     190,400        190,400
     Software                                         59,400             --
                                                  ----------     ----------
                                                   5,773,700      5,486,400
     Less accumulated depreciation                 1,012,200        734,100
                                                  ----------     ----------
                                                  $4,761,500     $4,752,300
                                                  ==========     ==========

4. NOTES PAYABLE

In 1997, the Company obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (1.883% as of December 31, 2001) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration (SBA) loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and is secured by the underlying property.

Under the bank loan, the Company is required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, no consecutive quarterly losses, and net income on an annual basis. During 2001, the Company was in violation of two of these covenants which is an event of default under the loan agreement that gives the bank the right to call the loan. While a waiver of these loan covenant violations was obtained from the bank in March 2002, retroactive to December 31, 2001 and through December 31, 2002, the Company was required to transfer $250,000 to a restricted account as a reserve for debt servicing. This amount has been reflected as restricted cash in the accompanying consolidated financial statements.

The balances of the notes as of December 31, 2001 and 2000 are as follows:

                                                  2001              2000
                                               ----------        ----------
     Bank loan                                 $2,411,700        $2,433,700
     SBA loan                                     874,500           903,900
                                               ----------        ----------
                                                3,286,200         3,337,600
     Less current portion                          55,900            51,400
                                               ----------        ----------
                                               $3,230,300        $3,286,200
                                               ==========        ==========

The aggregate amount of future maturities for notes payable are as follows:

     YEARS ENDING DECEMBER 31,                                     Amount
     -------------------------                                   ----------
     2002                                                        $   55,900
     2003                                                            60,800
     2004                                                            66,100
     2005                                                            71,900
     2006                                                            78,200
     Thereafter                                                   2,953,300
                                                                 ----------
                                                                 $3,286,200
                                                                 ==========

5. FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

The Company had a $7 million (including a $1 million letter of credit sub-limit) auto-renewing floor plan inventory loan available from a financial institution which was collateralized by the purchased inventory and any proceeds from its sale or disposition. The $1 million letter of credit was maintained as security for inventory purchased on terms from vendors in Taiwan and required an annual commitment fee of $15,000. Borrowings under the floor plan line totaled $1,329,500 as of December 31, 2000 and were subject to 45 day repayment terms, at which time interest began to accrue at the prime rate (9.5% as of December 31, 2000). In March 2001, the financial institution that provided this floor plan inventory loan filed bankruptcy and the Company paid off its remaining obligation.

On July 13,  2001,  PMI and PMIGA  (the  Companies)  obtained  a new $4  million
(subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (the Bank). This new credit facility has a term of two years, subject to automatic renewal from year to year thereafter. The credit facility can be terminated under certain conditions and the termination is subject to a fee of 1% of the credit limit. The facility includes up to a $3.0 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories), that includes a sub-limit of $600,000 working capital line and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowing under the inventory loans are subject to 30 to 45 days repayment, at which time interest begins to accrue at the prime rate, which was 4.75% at December 31, 2001. Draws on the working capital line also accrue interest at the prime rate. The credit facility is guaranteed by both PMIC and FNC. As of December 31, 2001, the Company had an outstanding balance of $1,422,100 due under this credit facility.

Under the agreement, PMI and PMIGA granted the Bank a security interest in all of their accounts, chattel paper, cash, documents, equipment, fixtures, general intangibles, instruments, inventories, leases, supplier benefits and proceeds of the foregoing. The Companies are also required to maintain certain financial covenants. As of September 30, 2001 and December 31, 2001, the Companies were in violation of the minimum tangible net worth covenant. On March 6, 2002, the Bank issued a waiver of the default and revised the covenants under the credit agreement retroactively to September 30, 2001. As of December 31, 2001, the Company was in compliance with these new covenants.

In March, 2001, FNC obtained a $2 million discretionary credit facility from Deutsche Financial Services Corporation (Deutsche) to purchase inventory. To secure payment, Deutsche obtained a security interest in all of FNC's inventory, equipment, fixtures, accounts, reserves, documents, general intangible assets and all judgments, claims, insurance policies, and payments owed or made to FNC. Under the loan agreement, all draws mature in 30 days. Thereafter, interest accrues at the lesser of 16% per annum or at the maximum lawful contract rate of interest permitted under applicable law. As of December 31, 2001 and February 28, 2002, FNC had an outstanding balance of $122,900 and $37,700, respectively, under this credit facility.

FNC is required to maintain certain financial covenants to qualify for the Deutsche credit line, and was not in compliance with certain of these covenants as of December 31, 2001, which constitutes a technical default under the credit line. This gives the financial institution, among other things, the right to call the loan and terminate the credit line. The credit facility is guaranteed by PMIC and can be terminated by Deutsche immediately given the default.

6. INCOME TAXES

For the years ended December 31, 2001, 2000 and 1999, income tax benefit (expense) comprises:

     2001                    Current          Deferred            TOTAL
     ----                  -----------       -----------       -----------
     Federal               $   378,700       $   698,500       $ 1,077,200
     State                      (5,300)            6,300             1,000
                           -----------       -----------       -----------
                           $   373,400       $   704,800       $ 1,078,200
                           ===========       ===========       ===========

     2000                    Current          Deferred            TOTAL
     ----                  -----------       -----------       -----------
     Federal               $   (56,000)      $   (22,500)      $   (78,500)
     State                     (27,000)              900           (26,100)
                           -----------       -----------       -----------
                           $   (83,000)      $   (21,600)      $  (104,600)
                           ===========       ===========       ===========

     1999                    Current          Deferred            TOTAL
     ----                  -----------       -----------       -----------
     Federal               $  (409,800)      $   (32,600)      $  (442,400)
     State                    (113,500)           (1,600)         (115,100)
                           -----------       -----------       -----------
                           $  (523,300)      $   (34,200)      $  (557,500)
                           ===========       ===========       ===========

The following summarizes the differences between the income tax (benefit) expense and the amount computed by applying the Federal income tax rate of 34% in 2001, 2000 and 1999 to income before income taxes:


YEAR ENDING DECEMBER 31,                    2001          2000          1999
------------------------                 ----------     ---------     ---------
Federal income tax benefit (expense)
  at statutory rate                      $1,347,000     $ (59,900)    $(470,800)
State income taxes benefit (expense),
  net of federal benefit                    230,100       (10,600)      (86,700)
Other non-deductible expenses               (96,000)      (34,100)           --
Change in valuation allowance              (402,900)           --            --
                                         ----------     ---------     ---------
Income tax benefit (expense)             $1,078,200     $(104,600)    $(557,500)
                                         ==========     =========     =========

As of December 31, 2001,  the Company had Federal and State net  operating  loss
(NOL) carry forwards of approximately $1,906,800 and $1,684,000, respectively, to offset future taxable income. The net operating loss carry forwards expire in 2021, and are limited for future use should significant changes in the Company's ownership occur.

Deferred tax assets and liabilities as of December 31, 2001 and 2000 were comprised of the following:

                                                    2001           2000
                                                 -----------    -----------
     Deferred tax assets:
     Reserves (primarily the allowance for
       doubtful accounts) not currently
       deductible                                $   272,800    $    68,900
     State income taxes                                1,800          9,200
     Accrued compensation and benefits                 8,400          2,200
     Capital loss carryover                          186,400             --
     NOL carryover                                   746,500             --
                                                 -----------    -----------
                                                   1,215,900         80,300
     Valuation allowance                            (402,900)            --
                                                 -----------    -----------
     Net deferred tax assets                     $   813,000    $    80,300
                                                 ===========    ===========
     Deferred tax liabilities - accumulated
       depreciation                              $    34,200    $     6,300
                                                 ===========    ===========

At December 31, 2001, the Company has recorded a valuation allowance, relating principally to the capital loss carryover and State NOL carryover against the net deferred tax assets to reduce them to amounts that are more likely than not to be realized. The net increase in the total valuation allowance for the year ended December 31, 2001 was $402,900.

During 2001, the Company recorded a $22,100 tax benefit of stock options exercised as a credit to additional paid-in-capital.

7. LEASE COMMITMENTS

The Company leases office space, equipment, and vehicles under various operating leases. The leases for office space provide for the payment of common area maintenance fees and the Company's share of any increases in insurance and property taxes over the lease term.

Future minimum obligations under these non-cancelable operating leases are as follows:

YEAR ENDING DECEMBER 31,                                   Amount
------------------------                                  --------
2002                                                      $292,400
2003                                                       281,900
2004                                                        31,800
2005                                                        26,100
2006                                                         2,000
                                                          --------
                                                          $634,200
                                                          ========

Total rent expense associated with all operating leases for the years ended December 31, 2001, 2000 and 1999 was $136,000, $16,700 and $5,500, respectively.

8. MAJOR VENDORS

One vendor accounted for approximately 10%, 16% and 20% of the total purchases for the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 1999, one additional vendor located in Taiwan accounted for approximately 11% of total purchases. No other vendors account for more than 10% of purchases for any period presented. Management believes other vendors could supply similar products on comparable terms. A change in suppliers, however, could cause a delay in availability of products and a possible loss of sales, which could affect operating results adversely.

9. EMPLOYEE BENEFIT PROGRAM-401(k) PLAN

The Company has a 401(k) plan (the Plan) for its employees. The Plan is available to all employees who have reached the age of twenty-one and who have completed three months of service with the Company. Under the Plan, eligible employees may defer a portion of their salaries as their contributions to the Plan. Company contributions are discretionary, subject to statutory maximum levels. Company contributions to the Plan totaled $3,400, $24,100 and $27,300, for the years ended December 31, 2001, 2000 and 1999, respectively.

10. CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with what it believes are reputable financial institutions. As of December 31, 2001 and 2000, the Company had deposits at one financial institution which aggregated $3,083,900 (including restricted cash of $250,000) and $4,067,900, respectively. As of December 31, 2001 and 2000, the Company had deposits amounting to $274,200 and $740,600, respectively, at an additional financial institution. Such funds are insured by the Federal Deposit Insurance Company up to $100,000.

A significant portion of the Company's revenues and accounts receivable are derived from sales made primarily to unrelated companies in the computer industry and related fields principally throughout the United States and as well as some foreign countries, including Canada, the United Kingdom, France, Russia and Israel. For the years ended December 31, 2001, 2000 and 1999, no individual customer or customers in any one foreign country accounted for more than 10% of sales. The Company believes any risk of accounting loss is significantly reduced due to the use of various levels of credit insurance, diversity in customers, geographic sales areas and extending credit based on established limits or terms. The Company performs credit evaluations of its customers' financial condition whenever necessary, and generally does not require cash collateral.

11. CAPITAL STOCK

TREASURY STOCK

On May 7, 2001, the Company's Board of Directors authorized a share repurchase program whereby, up to $100,000 worth of the Company's common stock may be repurchased at a maximum price of $1.25 per share and held in treasury or retired. During 2001, the Company acquired 20,400 shares of its common stock at a cost of $14,600. On November 8, 2001, this treasury stock was retired.

CONSULTING AGREEMENT

On July 17, 1998 the Company issued 100,000 restricted shares of its common stock to an unrelated party under terms of a consulting agreement. The shares were to vest 50% on July 17, 1999 and 50% on July 17, 2000. If the services were not provided as required by the agreement, the consultant was to forfeit all unvested shares. The Company accounted for this transaction in accordance with EITF No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES.

During 1999, the Company and the consultant periodically discussed the level and type of services required in order for the shares to vest under the consulting agreement. This discussion led to a postponement of the scheduled July 17, 1999 vesting date. After further discussions, the Board of Directors of the Company determined that no further performance was required by the consultant under the agreement and deemed the entire 100,000 shares vested on September 17, 1999, resulting in a measurement date and final valuation of these shares of $675,000 of which $557,900, and $117,100 was amortized to expense in 1999 and 1998 respectively.

STOCK ISSUED FOR SERVICES

On June 14, 2001, the Company issued 333,400 shares of its common stock to an unrelated party in exchange for radio advertising services to be received over a three-year period. All of the shares vested upon issuance and are non forfeitable, resulting in a measurement date and final valuation of these shares in the amount of $200,000 based upon the market price of the Company's common stock on the date of issuance. This $200,000 is included in prepaid expenses and other current assets as of December 31, 2001 and will be expensed in the statement of operations as the services are received. Through December 31, 2001, no radio advertising services have been received by the Company under this arrangement.

STOCK OPTION PLAN

On July 16, 1998 the Company adopted the 1998 Stock Option Plan and reserved 1,000,000 shares of Common Stock for issuance under the Plan. Activity under the Plan is as follows:

                                                                                     Weighted
                                                           Weighted     Weighted      Average
                                 Shares                     Average      Average     Remaining
                               Available      Options      Exercise       Fair      Contractual
                               for Grant    Outstanding      Price        Value        Life
                               ---------    -----------    --------     --------     ---------
BALANCES, DECEMBER 31, 1998      823,200      176,800      $   3.33     $   2.85     4.7 Years
Options granted                  (40,000)      40,000          5.00         2.27            --
Options forfeited                 19,500      (19,500)         3.33         2.85            --
                               ---------     --------      --------     --------     ---------
BALANCES, DECEMBER 31, 1999      802,700      197,300          3.67         2.73     3.9 Years
Options granted                 (136,000)     136,000          1.50         1.15            --
Options forfeited                 40,000      (40,000)         2.78         2.34            --
                               ---------     --------      --------     --------     ---------
BALANCES, DECEMBER 31, 2000      706,700      293,300          2.78         2.05     3.6 Years
Options granted                 (660,000)     660,000          0.94         0.80            --
Options forfeited                102,700     (102,700)         2.65         2.22            --
Options exercised                     --      (56,000)         0.99         0.87            --
                               ---------     --------      --------     --------     ---------
BALANCES, DECEMBER 31, 2001      149,400      794,600      $   1.40     $   1.08     3.8 Years
                               =========     ========      ========     ========     =========

The following table summarizes information about stock options outstanding as of December 31, 2001:

                       Options Outstanding                 Options Exercisable
              --------------------------------------      ----------------------
                              Weighted
                Number         Average      Weighted        Number     Weighted
              Outstanding     Remaining      Average      Exercisable   Average
Exercise        as of        Contractual    Exercise        as of      Exercise
Price         12/31/2001        Life          Price       12/31/2001     Price
-----         ----------     ----------       -----       ----------     -----
$0.88           333,800       4.3 Years       $0.88         333,800      $0.88
$0.97           206,200       4.3 Years       $0.97         206,200      $0.97
$1.11            64,000       4.8 Years       $1.11          64,000      $1.11
$1.50            86,000       2.7 Years       $1.50          17,200      $1.50
$2.42            27,600       0.2 Years       $2.42          20,900      $2.42
$4.00            37,000       0.9 Years       $4.00          28,000      $4.00
$5.00            40,000       1.9 Years       $5.00          16,000      $5.00
               --------      ----------       -----         -------      -----
                794,600       3.8 Years       $1.40         686,100      $1.21
               ========      ==========       =====         =======      =====

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

FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions use for grants in 2001, 2000 and 1999: no yield; expected volatility of 152%, 112% and 61%, risk-free interest rates of 5.0%, 6.2% and 5.9% and expected lives of four years for all plan options.

Under the accounting provisions of FASB Statement No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

YEAR ENDING DECEMBER 31,                        2001        2000        1999
------------------------                     -----------   ---------   ---------
Net (loss) income:
  As reported                                $(2,850,700)  $ 121,800   $ 827,300
  Pro forma                                  $(3,478,100)  $   3,200   $ 719,000
                                             -----------   ---------   ---------
Basic and diluted (loss) earnings per share:
  As reported                                $     (0.28)  $    0.01   $    0.08
  Pro forma                                  $     (0.34)  $    0.00   $    0.07
                                             ===========   =========   =========

12. STATEMENTS OF CASH FLOWS

Cash was paid during the years ended December 31, 2001, 2000 and 1999 for:

YEARS ENDING DECEMBER 31,               2001             2000             1999
-------------------------             --------         --------         --------
Income taxes                          $  1,500         $203,700         $447,000
Interest                              $255,800         $296,000         $269,800
                                      ========         ========         ========

Supplemental disclosures of non-cash investing and financing activities:

During 2001, the Company issued 333,400 shares of its common stock to an unrelated party in exchange for radio advertising services to be received over three-year period. All of the shares vested upon issuance and are non forfeitable, resulting in a non cash transaction of $200,000 based upon the market price of the Company's common stock on the date of issuance.

FNC acquired certain assets of a computer technical support company in September 2001 in exchange for 16,100 PMIC shares, resulting in a non cash investing transaction of $20,000 based upon the average market price of the Company's common stock.

As discussed in Note 11, non cash financing activities in 1999 resulted from the final valuation of the issuance of 100,000 shares of the Company's common stock to an unrelated party under the terms of a consulting agreement.

13. INVESTMENTS

Investment in Rising Edge and Lea

In May 1999, the Company and Rising Edge Technologies, Ltd., a corporation based in Taiwan (Rising Edge), entered into an Operating Agreement with Lea Publishing, LLC, a California limited liability company (Lea) formed in January 1999. The objective of Lea is to provide internet users, resellers and providers advanced solutions and applications. Lea is developing various software products. Prior to June 13, 2000, the Company and Rising Edge each owned a 50% interest in Lea. The brother of a director, officer and principal shareholder of the Company is a director, officer and the majority shareholder of Rising Edge (Rising Edge Majority Holder). On June 13, 2000, the Company purchased a 25% ownership interest in Rising Edge common stock for $500,000 from the Rising Edge Majority Holder. As such, the Company had a 62.5% combined direct and indirect ownership interest in Lea, which required the consolidation of Lea with the Company. The Company is accounting for its investment in Rising Edge by the equity method whereby 25% of the equity interest in the net income or loss of Rising Edge (excluding Rising Edge's portion of the results of Lea and all inter-company transactions) flows through to the Company. During the year ended December 31, 2001, Lea incurred a $191,700 net loss and the equity in the loss in the investment in Rising Edge was $14,500. During the year ended December 31, 2000, Lea incurred a $100,800 net loss and the equity in the loss in the investment in Rising Edge was $32,000. During the year ended December 31, 2001, Rising Edge had $9,800 in revenues and incurred a net loss of $58,100. During the period from June 13, 2000 to December 31, 2000, Rising Edge had $101,100 in revenues and incurred a net loss of $78,200. At December 31, 2000, Rising Edge had total assets of $1,092,200.

In November 1999, Lea entered into a software development contract with Rising Edge which calls for the development of certain internet software for a $940,000 fee. Of this amount, the contract specified that $440,000 shall be applied to services performed in 1999 (of which $220,000 represented the Company's portion) and $500,000 shall be applied to services to be performed in 2000, and the Company and Rising Edge are each responsible for $470,000 of the fee. During 1999, the Company paid $470,000 for its portion of the total fee payable under the contract, (of which $50,000 represented the Company's portion). During the year ended December 31, 2000, Rising Edge performed $100,000 worth of services as specified under the contract (of which $50,000 represented the Company's portion). In January 2001, the contract was terminated by mutual agreement of the parties, and the Company's remaining portion of the software development fees prepaid under the contract, totaling $200,000, was refunded. For the year ended December 31, 1999, the Company's equity loss in its investment in Lea was $222,400.

In December 2001, the Company entered into an agreement with Rising Edge Technology (Rising Edge) and its principal owners to exchange the 50% Rising Edge ownership interest in Lea for the Company's 25% ownership interest in Rising Edge. As a consequence, PMIC owns 100% of Lea and no longer has an ownership interest in Rising Edge.

In connection with the Company's on-going evaluation of the net realizable value of this investment during the fourth quarter of 2001, based on operations history, projections and a change in focus of the investee's business, the Company believed the value of the investment was impaired and wrote off the investment in Rising Edge prior to the exchange of the Rising Edge shares for Lea ownership resulting in an impairment loss of $468,000 (including the equity in the loss in the investment of $14,500 during 2001). Because of the write-down of the Rising Edge investment to zero in the fourth quarter of 2001, no amounts were recorded for the 50% Rising Edge ownership interest in Lea received in this exchange.

Investment in TargetFirst

On January 20, 2000, the Company acquired, in a private placement, 485,900 shares of convertible preferred stock of a nonpublic company, TargetFirst, Inc. (formerly ClickRebates.com), for approximately $250,000 under the terms of a Series A Preferred Stock Purchase Agreement. The Company's investment in
TargetFirst, Inc., which represents approximately 8% of the three million preferred stock offering, is being accounted for using the cost method. In connection with the Company's ongoing evaluation of the net realizable value of this investment based on operations history and projections, the Company believed the value of the investment was impaired and wrote off the investment during the second quarter of 2001 resulting in an impairment loss of $250,000.

14. ACQUISITIONS

On September 30, 2001, FNC acquired certain assets, consisting principally of furniture and fixtures, computers and certain vendor reseller agreements, of a computer technical support company, Technical Insights (TI), in exchange for $20,000 worth of PMIC common stock (16,100 shares). TI has expertise in computer technical training which enables FNC to better serve its corporate customers in the field of technical training. This acquisition was accounted for under the purchase method of accounting. The total purchase cost of the TI acquisition of $46,600, including acquisition costs of $26,600, has been allocated pro rata to the assets acquired based upon estimates of their fair values. Under the purchase agreement, among other terms, FNC was required to pay $126,000 to the sellers upon completion and full settlement of a sale transaction as specified in the agreement. On October 2001 the sellers became employees of FNC. As a result of this profit sharing arrangement, the $126,000 payment to the sellers was recorded as compensation expense by the Company. As of December 31, 2001, $126,000 was owed to these employees and is included in accounts payable. In January 2002, this amount was paid to the sellers/employees under the terms of the purchase agreement.

In October 2001, PMICC paid $85,000 cash to acquire certain assets, including fixed assets and intellectual property, and assumed a $20,000 accrued vacation liability of LiveMarket, Inc. These LiveMarket assets were then transferred to Lea. The total investment of $164,100, including acquisition costs of $59,100, relating to the LiveMarket acquisition has been allocated pro rata to the assets acquired based upon estimates of their fair values.

The acquisitions of certain assets of TI and LiveMarket were accounted for under the purchase method of accounting as prescribed by SFAS No. 141 and not material individually and in the aggregate to the Company's consolidated results of operations. As such, pro forma consolidated results of operations of the Company assuming the acquisitions took place on January 1, 2001 are not presented. The Company's consolidated financial statements include the operations of TI and LiveMarket since their respective dates of acquisition.

15. SEGMENT INFORMATION

The Company has four reportable segments: PMI, PMIGA, FNC and LEA. PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various customers throughout the United States, with PMIGA focusing on the east coast area. Frontline serves the networking and personal computer requirements of corporate customers. Lea is developing advanced solutions and applications for internet users, resellers and providers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss before income taxes and minority interest, not including nonrecurring gains or losses. Inter-segment transfers between segments have been insignificant. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. PMI and PMIGA are comparable businesses with different locations of operations and customers.

The following table presents information about reported segment profit or loss and segment assets for the years ended December 31, 2001, 2000, and 1999:

Year Ended December 31, 2001:
                                         PMI            PMIGA            FNC             LEA           Totals
                                     -----------     -----------     -----------     -----------     -----------
Revenues from external customers     $60,293,500     $11,445,300     $ 3,022,200(1)  $   250,700(2)  $75,011,700
Interest income                           85,500           5,500          34,100              --         125,100
Interest expense                         230,700             600          24,500              --         255,800
Depreciation and amortization            222,600          27,500          25,400           3,500         279,000
Segment loss before income
  taxes and minority interest         (1,563,500)       (619,800)       (868,800)       (191,700)     (3,243,800)
Segment assets                        19,102,200       1,549,800       1,500,600         256,400      22,409,000
Expenditures for segment assets          126,200          32,600          23,000          85,000         266,800
                                     ===========     ===========     ===========     ===========     ===========

Year Ended December 31, 2000:
                                         PMI            PMIGA            FNC             LEA           Totals
                                     -----------     -----------     -----------     -----------     -----------
Revenues from external customers     $79,610,300     $ 1,156,900     $ 8,105,500(1)  $        --     $88,872,700
Interest income                          226,800             500              --              --         227,300
Interest expense                         295,800             200              --              --         296,000
Depreciation and amortization            192,800           4,200          18,100              --         215,100
Segment income or (loss) before
  income taxes and minority
  interest                               390,400        (137,800)         56,300        (100,800)        208,100
Segment assets                        18,528,700       1,573,600       2,575,000              --      22,677,300
Expenditures for segment assets          205,500         102,800          33,200              --         341,500
                                     ===========     ===========     ===========     ===========     ===========

Year ended December 31, 1999:
                                              PMI              FNC               Lea              Totals
                                         -------------     -------------     -------------     -------------
Revenues from external customers         $ 100,238,000     $   4,700,700(1)  $                 $ 104,938,700
Interest income                                194,900                --                --           194,900
Interest expense                               269,800                --                --           269,800
Depreciation and amortization                  180,100             7,300                --           187,400
Segment income or (loss) before income
  taxes and minority interest                1,572,400            49,800          (444,800)        1,177,400
Equity in loss in investment in Lea                 --                --          (222,400)         (222,400)
Segment assets                              18,865,000         2,046,400                --        20,911,400
Expenditures for segment assets                706,600            69,300                --           775,900
                                         =============     =============     =============     =============

----------
(1)  Includes service revenues of $115,000,  $275,400 and $241,800 in 2001, 2000 and 1999, respectively.
(2)  Includes service revenues of $43,600 in 2001.

The following is a reconciliation of reportable segment income before income taxes and total assets to the Company's consolidated totals:

                                                      2001              2000              1999
                                                  ------------      ------------      ------------
(LOSS) INCOME BEFORE INCOME TAXES
Total (loss) income before income taxes and
  minority interest for reportable segments       $ (3,243,800)     $    208,100      $  1,177,400
Equity in loss in investment in Rising Edge                 --           (32,000)               --
Rising Edge equity in loss in investment in Lea             --                --           222,400
Impairment loss on investments                        (718,000)(1)            --           (15,000)
                                                  ------------      ------------      ------------
Consolidated (loss) income before income taxes
  and minority interest                           $ (3,961,800)     $    176,100      $  1,384,800
                                                  ============      ============      ============
Assets:
  Total assets for reportable segments            $ 22,409,000      $ 22,677,300      $ 20,911,400
  Other assets                                         714,100           720,400           502,400
Elimination of inter-company receivables            (5,799,800)       (2,536,600)         (724,800)
                                                  ------------      ------------      ------------

Consolidated total assets                         $ 17,323,300      $ 20,861,100      $ 20,689,000
                                                  ============      ============      ============

----------
(1) Amount includes the equity in the loss in the investment in Rising Edge of $14,500 during 2001.

The total of reportable segment revenues equals the Company's consolidated revenues in 2001, 2000 and 1999.

16. LITIGATION SETTLEMENT

The Company was a plaintiff in a lawsuit involving a number of claims against a competitor. On September 27, 2000, this dispute was settled for $300,000, which is included in other income in 2000.

17. SUBSEQUENT EVENTS

On March 9, 2002, legislation was enacted to extend the general Federal net operating loss carryback period from two years to five years for net operating losses incurred in 2001 and 2002. As a result, the Company has not recorded a valuation allowance on the portion of the deferred tax assets relating to Federal net operating loss carryforward of $1,906,800 as the Company believes that it is more likely than not that this deferred tax asset will be realized as of December 31, 2001. During the first quarter of 2002, this deferred tax asset, totaling approximately $648,300, will be reclassified to income taxes receivable.

On March 14, 2002, FNC repurchased and retired an additional 1,000,000 of its outstanding shares from a former employee at $0.10 per share, resulting in an increase in the Company's ownership of FNC from 91% to 96%.

                              SUPPLEMENTAL SCHEDULE

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     Beginning       Charged to        Write-offs       ENDING
Allowance for Doubtful Accounts       Balance     Costs and Expense    of Accounts      BALANCE
-------------------------------      ---------    -----------------    -----------     ---------
Year ended December 31, 1999         $ 150,000        $ 457,500         $(457,500)     $ 150,000

Year ended December 31, 2000           150,000          182,200          (157,200)       175,000

Year ended December 31, 2001           175,000          450,500          (225,500)       400,000