Form 10-Q
period 2002-03-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2002-05-15
CIK 1077050

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2002

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                    Common Stock, $0.001 par value per share:
            10,485,062 shares issued and outstanding at May 10, 2002

Part I. - Financial Information

    Item 1. - Consolidated Financial Statements
                Consolidated balance sheets as of March 31, 2002
                (Unaudited) and December 31, 2001                           1-2

                Consolidated statements of operations for the three months
                ended March 31, 2002 and 2001 (Unaudited)                   3

                Consolidated statements of cash flows for the three months
                ended March 31, 2002 and 2001 (Unaudited)                   4

                Notes to consolidated financial statements                  5-12

    Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         13-20

    Item 3. - Quantitative and Qualitative Disclosures About Market Risk   21

Part II - Other Information

    Item 6. - Exhibits and Reports on Form 8-K                             22

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2002            2001
                                                   ------------     -----------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 2,112,800     $ 3,110,000
  Restricted cash                                        250,000         250,000
  Accounts receivable, net of allowance for
    doubtful accounts of $400,000                      4,413,500       4,590,100
  Inventories                                          3,086,800       2,952,000
  Prepaid expenses and other current
    assets (Note 5)                                      374,100         387,300
  Income taxes receivable                              1,435,800         399,200
  Deferred tax assets                                    158,400         813,000
                                                     -----------     -----------

TOTAL CURRENT ASSETS                                  11,831,400      12,501,600

PROPERTY, PLANT AND EQUIPMENT, net                     4,622,800       4,711,500

DEPOSITS AND OTHER ASSETS                                 89,500         110,200
                                                     -----------     -----------

                                                     $16,543,700     $17,323,300
                                                     ===========     ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,  December 31,
                                                           2002         2001
                                                       -----------   -----------
                                                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable                     $    57,000   $    55,900
  Floor plan inventory loans                               915,100     1,545,000
  Accounts payable                                       5,400,300     4,786,600
  Accrued expenses                                         375,400       379,200
                                                       -----------   -----------

TOTAL CURRENT LIABILITIES                                6,747,800     6,766,700

NOTES PAYABLE, less current portion                      3,215,900     3,230,300

DEFERRED TAX LIABILITIES                                    26,400        34,200
                                                       -----------   -----------

TOTAL LIABILITIES                                        9,990,100    10,031,200
                                                       -----------   -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST - PMIGA                                       --         2,200
                                                       -----------   -----------

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 5,000,000
    shares authorized; no shares issued and
    outstanding                                                 --            --

  Common stock, $0.001 par value; 25,000,000 shares
    authorized; 10,485,100 shares issued and
    outstanding                                             10,500        10,500
  Additional paid-in capital                             1,745,500     1,745,500
  Retained earnings                                      4,797,600     5,533,900
                                                       -----------   -----------
TOTAL SHAREHOLDERS' EQUITY                               6,553,600     7,289,900
                                                       -----------   -----------
                                                       $16,543,700   $17,323,300
                                                       ===========   ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)
SALES:
  Products                                         $ 17,416,900    $ 19,907,200
  Services                                              215,400          49,300
                                                   ------------    ------------
TOTAL SALES                                          17,632,300      19,956,500
                                                   ------------    ------------
COST OF SALES:
  Products                                           16,181,400      18,562,200
  Services                                              139,200          14,300
                                                   ------------    ------------
TOTAL COST OF SALES                                  16,320,600      18,576,500
                                                   ------------    ------------
GROSS MARGIN                                          1,311,700       1,380,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          2,387,100       2,090,100
                                                   ------------    ------------
(LOSS) FROM OPERATIONS                               (1,075,400)       (710,100)
                                                   ------------    ------------
OTHER (EXPENSE) INCOME:
  Interest income                                         6,600          53,700
  Interest expense                                      (46,400)        (73,900)
  Equity in (loss) in investment                             --          (6,000)
  Other income (expense)                                 (7,300)          7,200
                                                   ------------    ------------
TOTAL OTHER (EXPENSE)                                   (47,100)        (19,000)
                                                   ------------    ------------
(LOSS) BEFORE INCOME TAX BENEFIT AND MINORITY
   INTEREST                                          (1,122,500)       (729,100)

INCOME TAX (BENEFIT)                                   (384,000)       (225,500)
                                                   ------------    ------------
(LOSS) BEFORE MINORITY INTEREST                        (738,500)       (503,600)

MINORITY INTEREST                                         2,200          30,000
                                                   ------------    ------------
NET (LOSS)                                         $   (736,300)   $   (473,600)
                                                   ============    ============
Basic and diluted (loss) per share                 $      (0.07)   $      (0.05)
                                                   ============    ============
Basic weighted average common share outstanding      10,485,100      10,100,000
                                                   ============    ============

     See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                 2002           2001
                                                              -----------    -----------
                                                              (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                  $  (736,300)   $  (473,600)
  Adjustments to reconcile net (loss) to
    net cash (used in) provided by operating activities:
      Equity in loss in investment                                     --          6,000
      Depreciation and amortization                                75,300         67,100
      Provision for doubtful accounts                                  --         25,000
      Gain on disposal of fixed assets                             (6,300)            --
      Minority interest losses                                     (2,200)            --
      Changes in operating assets and liabilities:
        Accounts receivable                                       176,600        574,600
        Inventories                                              (134,800)      (804,000)
        Prepaid expenses and other current assets                  43,800        (76,900)
        Deferred taxes                                             (1,200)            --
        Income taxes receivable                                  (388,500)            --
        Accounts payable                                          613,700        814,600
        Accrued expenses                                           (3,700)      (107,100)
                                                              -----------    -----------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                           (363,600)        25,700
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes and interest receivable from shareholders                      --         21,400
  Acquisition of property and equipment                            (1,500)       (54,000)
  Reduction (addition) in deposits
    and other assets                                               20,700         (6,700)
  Advances to shareholder/officer (Note 5)                        (30,000)            --
  Proceeds from sale of property and equipment                     20,500             --
                                                              -----------    -----------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                             9,700        (39,300)
                                                              -----------    -----------
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Net decrease in floor plan inventory loans                     (630,000)    (1,136,300)
  Principal payments on notes payable                             (13,300)       (12,200)
                                                              -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                            (643,300)    (1,148,500)
                                                              -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (997,200)    (1,162,100)

CASH AND CASH EQUIVALENTS, beginning of period                  3,110,000      4,874,200
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                      $ 2,112,800    $ 3,712,100
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Pacific Magtron International Corp. (formerly Wildfire Capital Corporation, a Publicly traded shell corporation)(the Company or PMIC), a Nevada Corporation, was incorporated on January 8, 1996.

On July 17, 1998 the Company completed the acquisition of 100% of the outstanding common stock of Pacific Magtron, Inc.(PMI), in exchange for 9,000,000 shares of the Company's $0.001 par value common stock. For accounting purposes, the acquisition has been treated as the acquisition of the Company by PMI with PMI as the acquiror (reverse acquisition).

PMI, a California corporation, was incorporated on August 11, 1989. PMI's principal activity consists of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States.

In May 1998, the Company formed its Frontline Network Consulting (Frontline) division, a corporate information systems group that serves the networking and personal computer requirements of corporate customers. In July 2000, the Company formed Frontline Network Consulting, Inc.(FNC), a California corporation. Effective October 1, 2000, PMI transferred the assets and liabilities of the Frontline division to FNC.

Concurrently, FNC issued 20,000,000 shares to the Company and became a wholly-owned subsidiary. On January 1, 2001, FNC issued 3,000,000 shares of its common stock to three key FNC employees for past services rendered pursuant to certain Employee Stock Purchase Agreements. As a result of this transaction, the Company's ownership interest in FNC was reduced to 87%. In August 2001 and in March 2002, FNC repurchased and retired a total of 2,000,000 of its shares from a former employees at $0.01 per share, resulting in an increase in the Company's ownership of FNC from 87% to 96%.

In May 1999, the Company entered into a Management Operating Agreement which provided for a 50% ownership interest in Lea Publishing, LLC, a California limited liability company (Lea) formed in January 1999 to develop, sell and license software designed to provide internet users, resellers and providers with advanced solutions and applications. On June 13, 2000, the Company increased its direct and indirect interest in Lea to 62.5% by completing its investment in 25% of the outstanding common stock of Rising Edge Technologies, Ltd., the other 50% owner of Lea, which was a development stage company. In December 2001, the Company entered into an agreement with Rising Edge Technology (Rising Edge) and its principal owners to exchange the 50% Rising Edge ownership interest in Lea for our 25% ownership interest in Rising Edge. As a consequence, PMIC owns 100% of Lea and no longer has an ownership interest in Rising Edge. No amounts were recorded for the 50% Rising Edge ownership interest in Lea received in this exchange because of the write-down of the Rising Edge investment to zero in the fourth quarter of 2001.

In August 2000, PMI formed Pacific Magtron (GA), Inc. (PMIGA), a Georgia corporation whose principal activity is the wholesale distribution of PMI's products in the eastern United States market. During 2001, PMIGA sold 15,000 shares of its common stock to an employee for $15,000. As a result of this transaction, PMI's ownership interest in PMIGA was reduced to 98%.

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

In  December  2001,  the  Company  incorporated  LiveWarehouse,   Inc.  (LW),  a
wholly-owned subsidiary of the Company, to provide consumers a convenient way to purchase computer products via the internet.

2. CONSOLIDATION AND UNCONSOLIDATED INVESTEES

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

3. FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements at March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited. However, they have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in the Company's Form 10-K for the year ended December 31, 2001. Interim operating results are not necessarily indicative of operating results expected for the entire year.

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The Company recorded its acquisition so Technical Insights and LiveMarket in September and October 2001 in accordance with SFAS No. 141 and did not recognize any goodwill relating to these transactions. However, certain intangibles totaling $59,400, including intellectual property and vendor reseller agreements, were identified and recorded in the consolidated financial statements in deposits and other assets.

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

5. STATEMENTS OF CASH FLOWS

Cash was paid during the three months ended March 31, 2002 and 2001 for:

                                         THREE MONTHS ENDING MARCH 31,
                                              2002         2001
                                            --------     --------
Income taxes                                $  4,100     $  1,500
                                            ========     ========
Interest                                    $ 47,200     $ 73,900
                                            ========     ========

6. RELATED PARTY TRANSACTIONS

During the first quarter of 2002, the Company made short-term salary advances to a shareholder/officer totaling $30,000, without interest. Included in prepaid expenses and other current assets as of March 31, 2002 is $30,000 due from the shareholder/officer.

The Company sells computer products to a company owned by a member of our Board of Directors. Management believes that the terms of these sales transactions are no more favorable than given to unrelated customers. For the three months ended March 31, 2002, and 2001, the Company recognized $136,700 and $312,800, respectively, in sales revenues from this customer. Included in accounts receivable as of March 31, 2002 is $96,300 due from this related customer.

7. INCOME TAXES

On March 9, 2002, legislation was enacted to extend the general Federal net operating loss carryback period from two years to five years for net operating losses incurred in 2001 and 2002. As a result of Management's analysis of estimated future operating results and other tax planning strategies, the Company has not recorded a valuation allowance on the portion of the deferred tax assets relating to Federal net operating loss carryforward of $1,906,800 as the Company believes that it is more likely than not that this deferred tax asset will be realized. During the first quarter of 2002, this deferred tax asset, totaling approximately $648,300, was reclassified to income taxes receivable.

8. FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

The Company had a $7 million (including a $1 million letter of credit sub-limit) auto-renewing floor plan inventory loan available from a financial institution which was collateralized by the purchased inventory and any proceeds from its sale or disposition. The $1 million letter of credit was maintained as security for inventory purchased on terms from vendors in Taiwan and required an annual commitment fee of $15,000. Borrowings under the floor plan line totaled $1,329,500 as of December 31, 2000 and were subject to 45 day repayment terms, at which time interest began to accrue at the prime rate (9.5% as of December 31, 2000). In March 2001, the financial institution that provided this floor plan inventory loan filed bankruptcy and the Company subsequently paid off its remaining obligation.

On July 13,  2001,  PMI and PMIGA  (the  Companies)  obtained  a new $4  million
(subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (the Bank). This new credit facility has a term of two years, subject to automatic renewal from year to year thereafter. The credit facility can be terminated under certain conditions and the termination is subject to a fee of 1% of the credit limit. The facility includes up to a $3 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories), that includes a sub-limit of $600,000 working capital line and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowing under the inventory loans are subject to 30 to 45 days repayment, at which time interest begins to accrue at the prime rate, which was 4.75% at March 31,2002. Draws on the working capital line also accrue interest at the prime rate. The credit facility is guaranteed by both PMIC and FNC. As of March 31, 2002, the Company had an outstanding balance of $733,600 due under this credit facility.

Under the accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (Transamerica), PMI and PMIGA (Companies) are required to maintain certain financial covenants. As of December 31, 2001, the Companies were in violation of the minimum tangible net worth covenant. On March 6, 2002, the Bank issued a waiver of the default and revised the covenants under the credit agreement retroactively to September 30, 2001. As of December 31, 2001 and March 31, 2002, the Companies were in compliance with these new covenants.

In March 2001, FNC obtained a $2 million discretionary credit facility from Deutsche Financial Services Corporation (Deutsche) to purchase inventory. To secure payment, Deutsche obtained a security interest in all of FNC's inventory, equipment, fixtures, accounts, reserves, documents, general intangible assets and all judgments, claims, insurance policies, and payments owed or made to FNC. Under the loan agreement, all draws mature in 30 days. Thereafter, interest accrues at the lesser of 16% per annum or at the maximum lawful contract rate of interest permitted under applicable law. As of March 31, 2002, FNC had an outstanding balance of $181,500 under this credit facility.

FNC is required to maintain certain financial covenants to qualify for the Deutsche bank credit line, and was not in compliance with certain of these covenants as of March 31, 2002 and December 31, 2001, which constitutes a technical default under the credit line. This gives Deutsche the right to call the loan and terminate the credit line. The credit facility is guaranteed by PMIC and can be terminated by Deutsche immediately given the default. On April 30, 2002, Deutsche elected to terminate the credit facility effective July 1, 2002.

9. NOTES PAYABLE

In 1997, the Company obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (1.88% as of March 31, 2002) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration (SBA) loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and is secured by the underlying property.

Under the bank loan for the purchase of the Company's office and warehouse facility, the Company is required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, no consecutive quarterly losses, and net income on an annual basis. During 2001, the Company was in violation of two of these covenants which is an event of default under the loan agreement that gives the bank the right to call the loan. While a waiver of these loan covenant violations was obtained from the bank in March 2002, retroactive to December 31, 2001 and through December 31, 2002, the Company was required to transfer $250,000 to a restricted account as a reserve for debt servicing. This amount has been reflected as restricted cash in the accompanying consolidated financial statements.

10. SEGMENT INFORMATION

The Company has five reportable segments: PMI, PMIGA, FNC, Lea and LiveWarehouse. PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various distributors and retailers throughout the United States, with PMIGA focusing on the east coast area. LiveWarehouse sells similar products as PMI to the end-users through a website. FNC serves the networking and personal computer requirements of corporate customers. Lea is designing and installing advanced solutions and applications for internet users, resellers and providers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company's Form 10-K. The Company evaluates performance based on income or loss before income taxes and minority interest, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments have been insignificant. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. PMI and PMIGA are comparable businesses with different locations of operations and customers.

The following table presents information about reported segment profit or loss for the three months ended March 31, 2002 and 2001:

Three Months Ended March 31, 2002:

                                         PMI           PMIGA            FNC              LEA             LW           TOTAL
                                     ------------    -----------    ------------     ------------     ---------    ------------
Revenues external
customers                            $ 13,430,600    $ 3,445,000    $  599,600(1)    $  135,600(2)    $  21,400    $ 17,632,300

Segment (loss) before income
taxes and minority interest              (305,500)      (142,000)     (338,400)        (266,300)        (70,300)     (1,122,500)

Three Months Ended March 31, 2001:

                                         PMI           PMIGA            FNC              LEA             LW           TOTAL
                                     ------------    -----------    ------------     ------------     ---------    ------------
Revenues external customers          $ 16,211,600    $ 3,001,000    $  743,900(1)            --              --    $ 19,956,500


Segment (loss) before income
taxes and minority interest              (219,300)      (228,800)     (276,300)              --              --        (724,400)

(1) Includes service revenues of $79,800 and $49,300 in 2002 and 2001, respectively.
(2)  Includes service revenues of $135,600 in 2002.

The following is a reconciliation of reportable segment (loss) before income taxes to the Company's consolidated total:

                                                 Three Months Ended March 31,
                                                ------------------------------
                                                    2002              2001
                                                -------------     ------------

Total loss before income taxes and minority
  interest for reportable segments              $  (1,122,500)    $   (724,400)
Inter-company transactions                                 --            1,300
Equity in loss in investment in Rising Edge                --           (6,000)
                                                -------------     ------------
Consolidated loss before income taxes
  and minority interest                         $  (1,122,500)    $   (729,100)
                                                -------------     ------------

11. ACCOUNTS RECEIVABLE FACTORING AGREEMENT

Pursuant to a non-notification accounts receivable factoring agreement, the Company factors certain of its accounts receivable with a financial institution on a pre-approved nonrecourse basis. The factoring commission charge is 0.375% and 2.375% of specific approved domestic and foreign receivables, respectively. The agreement, which expires February 28, 2003 and is subject to automatic annual renewal provisions, provides for the Company to pay a minimum of $200,000 in annual commission to the financial institution. The Company's obligations to the factor are collateralized by the related accounts receivable sold and assigned to the financial institution and the underlying inventory. However, any collateral assigned to the financial institution is subordinated to the collateral rights held by Transamerica, the Company's floor plan inventory lender. The financial institution has agreed to remit to Transamerica, on behalf of the Company, any collections on assigned accounts to repay amounts due Transamerica under the Company's inventory floor line of credit.

12. DEPOSITS AND OTHER ASSETS

Included in deposits and other assets at March 31, 2002 are intangible assets relating to intellectual property and reseller agreements acquired during the fourth quarter of 2001 with a cost basis of $59,400 and accumulated amortization of $9,400. The Company is amortizing the intangible assets over a three year period. Amortization expense for the three months ended March 31, 2002 was approximately $9,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated financial statements, which are included elsewhere in this Quarterly Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include, but are not limited to, those identified in the Company's Form 10-K for the fiscal year ended December 31, 2001 under the heading "Cautionary Factors That May Affect Future Results", such as our ability to respond to technological changes, insurance and potential excess liability, diminished marketability of inventory, need for additional capital, increased warranty costs, competition, recruitment and retention of technical personnel, dependence on continued manufacturer certification, dependence on certain suppliers, risks associated with the projects in which we are engaged to complete, the risks associated with Lea, risks associated with our acquisition strategy, and dependence on key personnel.

GENERAL

We provide solutions to customers in several synergetic and growing segments of the computer industry. Our business is organized into five divisions: PMI, PMIGA, FNC, Lea/LiveMarket and LiveWarehouse. Our subsidiaries, PMI and PMIGA, provide the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEMs and systems integrators. PMIGA commenced operations in October 2000 and distributes PMI's products in the southeastern United States market. To capture the expanding corporate IT infrastructure market, we established the FrontLine Network Consulting division in 1998 to provide professional services to mid-market companies focused on consulting, implementation and support services of Internet technology solutions. During 2000, this division was incorporated as FNC. On September 30, 2001, FNC acquired certain assets of Technical Insights, Inc., a computer technical support company, in exchange for $20,000 worth of PMIC common stock (16,142 shares). The acquired business unit, Technical Insights enables FNC to provide computer technical training services to corporate clients.

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

In December 2001, LiveWarehouse, Inc. was incorporated as a wholly-owned subsidiary of PMIC, to provide consumers a convenient way to purchase computer products via the internet.

As used herein and unless otherwise indicated, the terms Company, we, and our refer to Pacific Magtron International Corp. and each of our subsidiaries.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                                  Three Months Ended
                                                       March 31,
                                                  -----------------
                                                   2002        2001
                                                  -----       -----
Sales                                             100.0%      100.0%
Cost of sales                                      92.6        93.1
                                                  -----       -----
Gross margin                                        7.4         6.9
Operating expenses                                 13.6        10.5
                                                  -----       -----
(Loss) from operations                             (6.2)       (3.6)
Other income (expense), net                        (0.2)       (0.1)
Income taxes (benefit) expense                      2.2        (1.1)
Minority interest                                   0.0         0.2
                                                  -----       -----
Net (loss)                                         (4.2%)     (2.4%)
                                                  ======      =====

THREE MONTHS ENDED March 31, 2002 COMPARED TO THREE MONTHS ENDED March 31, 2001

Sales for the three months ended March 31, 2002 were $17,632,300, a decrease of $2,324,200, or approximately 11.7%, compared to $19,956,500 for the three months ended March 31, 2001. The combined sales of PMI and PMIGA were $16,875,600 for the three months ended March 31, 2002, a decrease of $2,337,000 or approximately 12.2%, compared to $19,212,600 for the three months ended March 31, 2001. Sales for PMI decreased by $2,781,000 or 17.2% from $16,211,600 for the three months ended March 31, 2001 to $13,430,600 for the three months ended March 31, 2002. PMIGA's sales increased by $444,000 or 14.8% from $3,001,000 for the three months ended March 31, 2001 to $3,445,000 for the three months ended March 31, 2002. The decrease in PMI sales was due to the continued overall decline in the computer component market and the lack of any new and innovative high-demand products in the multimedia arena during the period of economic slowdown. The increase in PMIGA's sales was due to the increase in market penetration on the U.S. east coast. Sales recognized by FNC for the three months ended March 31, 2002 were $599,600, a decrease of $144,300 or 19.4%, compared to $743,900 for the three month ended March 31, 2001. The decrease in FNC sales is due to the continued weak U.S. economy and the reduction of capital expenditures by our existing and potential customers.

In the fourth quarter of 2001, PMICC acquired certain assets of LiveMarket. Subsequently, these assets were transferred to Lea. Prior to the LiveMarket acquisition, Lea did not generate any revenues as it was in the development stage. Revenues generated by Lea were $135,600 for the three months ended March 31, 2002.

In December 2001, LiveWarehouse, Inc. (LW) was incorporated as a wholly-owned subsidiary of PMIC, to provide consumers a convenient way to purchase computer products via the internet. Sales generated by LW were $21,400 for the three months ended March 31, 2002.

Consolidated gross margin for the three months ended March 31, 2002 was $1,311,700, or 7.4% of sales, compared to $1,380,000, or 6.9% of sales for the three months ended March 31, 2001. The combined gross margin for PMI and PMIGA was $1,197,300, or 7.1% of sales for the three months ended March 31, 2002, compared to $1,298,600 or 6.8% of sales for the three months ended March 31, 2001. PMI's gross margin was $1,024,900 or 7.6% of sales for the three months ended March 31, 2002 compared to $1,185,700 or 7.3% for the three months ended March 31, 2001. PMIGA's gross margin was $172,400 or 5.0% of sales for the three months ended March 31, 2002 compared to $112,900 or 3.8% of sales for the three months ended March 31, 2001. The increase in gross margin as a percentage of sales for PMI and PMIGA was due to more products with higher margins were being sold during the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

FNC's gross margin was $81,500, or 13.4% of sales for the three months ended March 31, 2002 compared to $81,400 or 10.9% of sales for the three months ended March 31, 2001. The higher gross margin percentage in 2002 was due to an increase in service revenues earned as a percent of total sales for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Service revenues were $79,800 for the three months ended March 31, 2002 compared to $49,300 for the three months ended March 31, 2001. In general, FNC has a higher gross margin on consulting and implementation service revenues than product sales revenues.

Lea experienced an overall gross margin of $28,400, or 21.0% of sales for the three months ended March 31, 2002.

Gross margin for LW was $4,500, or 21% of sales for the three months ended March 31, 2002.

Consolidated operating expenses, which consist of selling, general and administrative expenses, were $2,387,100 for the three months ended March 31, 2002, an increase of $297,000, or 14.2% compared to $2,090,100 for the three months ended March 31, 2001. Lea assumed LiveMarket's operations in October 2001, and LiveWarehouse began its operations in the first quarter of 2002. The increase was primarily due to the inclusion of the operating expenses of $294,800 for Lea and $74,500 for LiveWarehouse for the three months ended March 31, 2002 which were not incurred during the same period in 2001. The Company has also experienced a higher level of bad debt write-offs. The consolidated bad debt expense increased from $89,300 for the three months ended March 31, 2001 to $133,200 for the three months ended March 31, 2002. Subsequent to March 31,
2001, we started to promote our Company's stock, products and services. Consolidated promotion expense was $66,000 for the three months ended March 31,

2002. The increases were partially offset by the cost cutting measures implemented by the Company, such as reducing our employee count from 109 as of March 31, 2001 to 94 as of March 31, 2002.

     PMI's operating expenses were $1,357,600 for the three months ended March 31, 2002 compared to $1,385,800 for the three months ended March 31, 2001. The decrease of $28,200 or 2.0%, was mainly due to the decrease in payroll expenses of approximately $106,300 and was partially offset by the increase in bad debt expense of $23,300 and promotion expense of $51,800.

     PMIGA's operating expenses were $314,700 for the three months ended March 31, 2002, a decrease of $28,300, or 8.3% compared to $343,000 for the three months ended March 31, 2001. The decrease was primarily due to a decrease in payroll expense of approximately $56,600, and was partially offset by the increase in professional service expense of $13,600.

     FNC's operating expenses were $395,400 for the three months ended March 31, 2002, an increase of $32,500 or 9.0% compared to $362,900 for the three months ended March 31, 2001. FNC acquired certain assets of a computer technical support company, Technical Insight (TI) on September 30, 2001. The operating expenses for the three months ended March 31, 2002 included the expenses for operating the newly acquired computer technical support business. FNC also experienced an increase in bad debt expense by $14,900 in 2002. The increases were partially offset by a decrease in payroll expenses of approximately $13,500.

Consolidated loss from operations for the three months ended March 31, 2002 was $1,075,400 compared to $710,100 for the three months ended March 31, 2001, an increase of 51.4%. As a percent of sales, consolidated loss from operations was 6.1% for the three months ended March 31, 2002 compared to 3.6% for the three months ended March 31, 2001. The increase in consolidated loss from operations was primarily due to an 11.7% decrease in consolidated sales and a 14.2% increase in consolidated operating expenses. Loss from operations for the three months ended March 31, 2002, including allocations of PMIC corporate expenses, for PMI, PMIGA, FNC, Lea and LW was $332,700, $142,400, $264,000, $266,300, and
$70,000, respectively.

Consolidated interest income was $6,600 for the three months ended March 31, 2002 compared to $53,700 for the three months ended March 31, 2001. The decrease in interest income was mainly due to a decline in funds available to earn interest.

Consolidated interest expense was $46,400 for the three months ended March 31, 2002 compared to $73,900 for the three months ended March 31, 2001. The decrease in interest expense was largely due to a decrease in the floating interest rate charged on one of our mortgages on our office building facility located in Milpitas, California.

In March 2002, legislation was enacted to extend the general Federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred in 2001 and 2002. As a result, we recorded an income tax benefit of $384,000 on the net operating tax loss incurred for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through cash generated by operations and borrowings under our floor plan inventory loans and line of credit.

At March 31, 2002, we had consolidated cash and cash equivalents totaling $2,112,800 (excluding $250,000 in restricted cash) and working capital of $5,083,600. At December 31, 2001, we had consolidated cash and cash equivalents totaling $3,110,000 and working capital of $5,734,900.

Net cash used in operating activities during the three months ended March 31, 2002 was $363,600, which principally reflected the net loss incurred during the period, and an increase in income taxes receivable and inventories, which was partially offset by an increase in accounts payable and a decrease in accounts receivable.

Net cash provided by investing activities during the three months ended March 31, 2002 was $9,700, primarily resulting from the proceeds from sale of property and equipment and decrease in deposits and other assets, which was partially offset by the $30,000 advanced to a shareholder/officer.

Net cash used in financing activities was $643,300 for the three months ended March 31, 2002, primarily from the $630,000 decrease in the floor plan inventory loans.

On July 13,  2001,  PMI and PMIGA  (the  Companies)  obtained  a new $4  million
(subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (Transamerica). This new credit facility has a term of two years, subject to automatic renewal from year to year thereafter. The credit facility can beterminated by either party upon 60 days' prior written notice and immediately if the Companies lose the right to sell or deal in any product line of inventory. The Companies are subject to an early termination fee equal to 1% of their then established credit limit. The facility includes a $2.4 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories), a $600,000 working capital line and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowing under the inventory loans are subject to 30 to 60 days repayment, at which time interest begins to accrue at the prime rate, which was 4.75% at March 31, 2002. Draws on the working capital line also accrue interest at the prime rate. The credit facility is guaranteed by both PMIC and FNC. As of March 31, 2002, there were draws of $733,600 on the credit line.

Under the agreement, PMI and PMIGA granted Transamerica a security interest in all of their accounts, chattel paper, cash, documents, equipment, fixtures, general intangibles, instruments, inventories, leases, supplier benefits and proceeds of the foregoing. The Companies are also required to maintain certain financial covenants. As of December 31, 2001, the Companies were in violation of the minimum tangible net worth covenant. On March 6, 2002, the Bank issued a waiver of the default and revised the covenants under the credit agreement retroactively to September 30, 2001. As of December 31, 2001 and March 31, 2002, the Companies were in compliance with these new covenants.

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

FNC was required to maintain certain financial covenants to qualify for the Deutsche bank credit line, and was not in compliance with certain of these covenants as of March 31, 2002 and December 31, 2001, which constitutes a technical default under the credit line. This gave Deutsche the right to call the loan and terminate the credit line. The credit facility is guaranteed by PMIC and could be terminated by Deutsche immediately given the default. On April 30, 2002, Deutsche elected to terminate the credit facility effective July 1, 2002. Upon termination, the outstanding balance must be repaid in accordance with the terms and provisions of the financing agreement. As of March 31, 2002, there were draws of $181,500 on the credit line. As of April 30, 2002, the outstanding balance under this credit facility was approximately $24,000.

Pursuant to one of our bank mortgage loans with a $2,406,000 balance at March, 31, 2002, we are required to maintain certain financial covenants. During 2001, we were in violation of a consecutive quarterly loss covenant and an EBITDA coverage ratio covenant, which is an event of default under the loan agreement that gives the bank the right to call the loan. While a waiver of these loan covenant violations was obtained from the bank in March 2002, retroactive to December 31, 2001, and through December 31, 2002, we were required to transfer $250,000 to a restricted account as a reserve for debt servicing. This amount has been reflected as restricted cash in the consolidated financial statements.

We presently have insufficient working capital to pursue our long-term growth plans with respect to expansion of our service and product offerings, either internally or through acquisitions. Moreover, we expect that additional resources are needed to fund the development and marketing of Lea's software and related services. We believe, however, that our existing cash available, and trade credit from suppliers will satisfy our anticipated requirements for working capital to support our present operations through the next 12 months.

Presently we do not have sufficient funds to pursue our business plan involving acquisitions to pursue new markets and the growth of our business. Although we are actively seeking and evaluating potential acquisition prospects, there is no assurance that we will be able to obtain additional capital for these potential acquisitions. We are actively seeking additional capital to augment our working capital and to finance our new business initiatives such as LiveMarket and LiveWarehouse. However, there is no assurance that we can obtain such capital, or if we can obtain capital that it will be on terms that are acceptable to us.

Our stock is currently traded on the Nasdaq SmallCap Market. However, we received notice in July 2001 from Nasdaq that we failed to maintain a minimum market value of public float of $1 million and a minimum bid price of $1.00 over 30 consecutive trading days as required by Nasdaq's rules. We were given 90 calendar days, or until October 1, 2001 to regain compliance by maintaining a minimum market value of public float of $1 million and bid price of at least $1.00 for a minimum of 10 consecutive trading days. Presently, we believe we have complied with this notice and maintain the necessary minimums, including trading at or above $1.00 for the minimum 10 trading days. Subsequently, on September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and market value of public floatation requirements to all companies that were previously subject to these requirements. The moratorium suspended such requirements until January 2, 2002. Despite the suspension of the listing requirements, our share price had been maintained above the $1.00 minimum bid price since August 22, 2001.

RELATED PARTY TRANSACTIONS

During the first quarter of 2002, the Company made short-term salary advances to a shareholder/officer totaling $30,000, without interest. Included in prepaid expenses and other current assets as of March 31, 2002 is $30,000 due from the shareholder/officer.

We sell computer products to a company owned by a member of our Board of Directors. Management believes that the terms of these sales transactions are no more favorable than given to unrelated customers. For the three months ended March 31, 2002, and 2001, the Company recognized $136,700 and $312,800, respectively, in sales revenues from this customer. Included in accounts receivable as of March 31, 2002 is $96,300 due from this related customer.

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

In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operation to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial position, results of operations, or cash flows.

INFLATION

Inflation has not had a material effect upon our results of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that to the extent increased costs are not offset by increased revenues, our operations may be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to one of our bank mortgage loans with a $2,406,000 balance at March 31, 2002 which bears fluctuating interest based on the bank's 90-day LIBOR rate. In addition, one of our flooring and working capital lines bears interest at the bank's prime rate. However, interest expenses incurred in connection with this financing agreement have historically been insignificant. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

                                     PART II

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit
          Number                  Description                        Reference
          ------                  -----------                        ---------
          10.7     Amendment No. 2 to Accounts Receivable               (1)
                   and Inventory Financing Agreement by and between Transamerica Commercial Finance
                   Corporation and Pacific Magtron, Inc. and
                   Pacific Magtron (GA), Inc.

          10.8     Amendment No. 1 to Accounts Receivable               (1)
                   and Inventory Financing Agreement by and between Transamerica Commercial Finance
                   Corporation and Pacific Magtron, Inc. and
                   Pacific Magtron (GA), Inc.


          (1) Filed with Form 10-K, dated December 31, 2001, and incorporated herein by reference.


     (b)  Reports on Form 8-K

          None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May 2002.



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