Form 10-Q
period 2002-06-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2002-08-14
CIK 1077050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002

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

           10,485,062 shares issued and outstanding at August 12, 2002

Part I. - Financial Information

    Item 1. - Consolidated Financial Statements
                Consolidated balance sheets as of June 30, 2002
                (Unaudited) and December 31, 2001                            1-2

                Consolidated statements of operations for the three
                and six months ended June 30, 2002 (Unaudited)
                and 2001 (Unaudited)                                           3

                Consolidated statement of preferred stock and
                shareholders' equity for the six months ended
                June 30, 2002 (Unaudited)                                      4

                Consolidated statements of cash flows for the six
                months ended June 30, 2002 (Unaudited)
                and 2001 (Unaudited)                                           5

              Notes to consolidated financial statements                    6-16

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        17-33

    Item 3. - Quantitative and Qualitative Disclosures About Market Risk      33

Part II - Other Information

    Item 1. - Legal Proceedings                                               34

    Item 2. - Recent Sales of Unregistered Securities                         34

    Item 4. - Submission of Matters to a Vote of Security Holders             34

    Item 5. - Other Information                                               34

    Item 6. - Exhibits and Reports on Form 8-K                                35

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,      December 31,
                                                        2002           2001
                                                     -----------    -----------
                                                     (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                          $ 2,654,900    $ 3,110,000
  Restricted cash                                        250,000        250,000
  Accounts receivable, net of allowance for
    doubtful accounts of $400,000 as of June
    30, 2002 and December 31, 2001                     4,141,200      4,590,100
  Inventories                                          3,184,400      2,952,000
  Prepaid expenses and other current
    assets                                               350,200        387,300
  Deferred income taxes                                  941,700      1,212,200
                                                     -----------    -----------
Total Current Assets                                  11,522,400     12,501,600

Property and Equipment, net                            4,642,500      4,711,500

Deposits and Other Assets                                 84,300        110,200
                                                     -----------    -----------
                                                     $16,249,200    $17,323,300
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                       June 30,     December 31,
                                                         2002          2001
                                                      -----------   -----------
                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of notes payable                    $    57,700   $    55,900
  Floor plan inventory loans                            1,116,100     1,545,000
  Accounts payable                                      5,298,300     4,786,600
  Accrued expenses                                        350,500       379,200
                                                      -----------   -----------
Total Current Liabilities                               6,822,600     6,766,700

Notes Payable, less current portion                     3,201,200     3,230,300

Deferred Tax Liabilities                                   26,400        34,200
                                                      -----------   -----------
Total Liabilities                                      10,050,200    10,031,200
                                                      -----------   -----------
Commitments and Contingencies

Minority Interest - PMIGA                                      --         2,200

Preferred Stock, $0.001 par value; 5,000,000
  Shares authorized;
    4% Series A Redeemable Convertible Preferred
    Stock; 1,000 shares designated; 600 shares
    issued and outstanding (Liquidation value of
    $602,000 as of June 30, 2002)                         281,800            --
                                                      -----------   -----------
Shareholders' Equity:
    Common stock, $0.001 par value; 25,000,000
      shares authorized; 10,485,100 shares issued
      and outstanding                                      10,500        10,500
    Additional paid-in capital                          2,394,500     1,745,500
    Retained earnings                                   3,512,200     5,533,900
                                                      -----------   -----------
Total Shareholders' Equity                              5,917,200     7,289,900
                                                      -----------   -----------
                                                      $16,249,200   $17,323,300
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended               Six Months Ended
                                                         June 30,                        June 30,
                                               ----------------------------    ----------------------------
                                                   2002            2001            2002            2001
                                               ------------    ------------    ------------    ------------
                                               (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Sales:
  Products                                     $ 15,009,000    $ 14,932,200    $ 32,425,900    $ 34,839,400
  Services                                          368,800          29,200         584,200          78,500
                                               ------------    ------------    ------------    ------------
Total Sales                                      15,377,800      14,961,400      33,010,100      34,917,900
                                               ------------    ------------    ------------    ------------
Cost of Sales:
  Products                                       14,075,100      13,978,500      30,256,500      32,540,800
  Services                                          158,900           3,200         298,100          17,400
                                               ------------    ------------    ------------    ------------
Total Cost of Sales                              14,234,000      13,981,700      30,554,600      32,558,200
                                               ------------    ------------    ------------    ------------
Gross Margin                                      1,143,800         979,700       2,455,500       2,359,700
Selling, General and Administrative Expenses      2,289,700       2,051,100       4,676,800       4,141,200
                                               ------------    ------------    ------------    ------------
(Loss) from Operations                           (1,145,900)     (1,071,400)     (2,221,300)     (1,781,500)
                                               ------------    ------------    ------------    ------------
Other (Expense) Income:
  Interest income                                     3,700          34,300          10,300          88,000
  Interest expense                                  (46,700)        (67,800)        (93,100)       (141,700)
  Equity loss on investment                              --          (3,900)             --          (9,900)
  Impairment loss on investment                          --        (250,000)             --        (250,000)
  Other income (expense)                            (24,800)          7,000         (32,100)         14,200
                                               ------------    ------------    ------------    ------------
Total Other (Expense)                               (67,800)       (280,400)       (114,900)       (299,400)
                                               ------------    ------------    ------------    ------------
(Loss) Before Income Tax Benefit
   And Minority Interest                         (1,213,700)     (1,351,800)     (2,336,200)     (2,080,900)
Income Tax Benefit                                 (381,600)       (140,000)       (765,600)       (365,500)
                                               ------------    ------------    ------------    ------------
(Loss) Before Minority Interest                    (832,100)     (1,211,800)     (1,570,600)     (1,715,400)
Minority Interest                                        --              --           2,200          30,000
                                               ------------    ------------    ------------    ------------
Net (Loss)                                         (832,100)     (1,211,800)     (1,568,400)     (1,685,400)
Accretion and deemed dividend related
  to beneficial conversion of 4% Series
  A Convertible Preferred Stock and
  value of warrant                                 (453,300)             --        (453,300)             --
                                               ------------    ------------    ------------    ------------
Net (Loss) applicable to Common Shareholders   $ (1,285,400)   $ (1,211,800)   $ (2,021,700)   $ (1,685,400)
                                               ============    ============    ============    ============
Basic and diluted (loss) per share             $      (0.12)   $      (0.12)   $      (0.19)   $      (0.17)
                                               ============    ============    ============    ============
Basic and diluted weighted average
  common shares outstanding                      10,485,100      10,162,200      10,485,100      10,131,300
                                               ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

       CONSOLIDATED STATEMENT OF PREFERRED STOCK AND SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                   Preferred Stock                                 Shareholders' Equity
                              -------------------------     --------------------------------------------------------------------
                                   Preferred Stock               Common Stock          Additional
                              -------------------------    -------------------------     Paid-in       Retained
                                Shares        Amount         Shares        Amount        Capital       Earnings         Total
                              -----------   -----------    -----------   -----------   -----------    -----------    -----------
Balances, December 31, 2001            --            --     10,485,100   $    10,500   $ 1,745,500    $ 5,533,900    $ 7,289,900

Issuance of 600 shares of
Series A Convertible
Preferred Stock and
300,000 common stock
warrants (net of cash
issuance costs of
$80,500) (unaudited)                  600       477,500             --            --            --             --             --

Proceeds allocated to
300,000 common stock
warrants issued to
preferred stock investor
(unaudited)                            --      (148,300)            --            --       148,300             --        148,300

Deemed dividend
associated with
beneficial conversion
feature of convertible
preferred stock
(unaudited)                            --            --             --            --       303,000       (303,000)            --

Deemed dividend
associated with 300,000
stock warrants issued in
connection with the
issuance of convertible
preferred stock
(unaudited)                            --            --             --            --       148,300       (148,300)            --

Issuance of 100,000
common stock warrants as
payment of stock issuance
costs (unaudited)                      --       (49,400)            --            --        49,400             --         49,400

Preferred stock accretion
(unaudited)                            --         2,000             --            --            --         (2,000)        (2,000)

Net Loss (unaudited)                   --                           --            --            --     (1,568,400)    (1,568,400)
                              -----------   -----------    -----------   -----------   -----------    -----------    -----------
Balances, June 30, 2002
  (unaudited)                         600   $   281,800     10,485,100   $    10,500   $ 2,394,500    $ 3,512,200    $ 5,917,200
                              ===========   ===========    ===========   ===========   ===========    ===========    ===========

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------
                                                             2002             2001
                                                          -----------      -----------
                                                          (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                              $(1,568,400)     $(1,685,400)
  Adjustments to reconcile net (loss) to
    net cash used in operating activities:
      Equity in loss in investment                                 --            9,900
      Impairment loss on investment - TargetFirst                  --          250,000
      Depreciation and amortization                           149,400          135,100
      Provision for doubtful accounts                              --           50,000
      (Gain) or Loss on disposal of fixed assets               (8,800)           1,400
      Minority interest losses                                 (2,200)         (30,000)
      Changes in operating assets and liabilities:
        Accounts receivable                                   448,900        1,342,600
        Inventories                                          (232,400)        (274,300)
        Prepaid expenses and other current assets              37,100          113,800
        Deferred income taxes                                 262,700         (234,600)
        Accounts payable                                      511,700         (443,500)
        Accrued expenses                                      (28,700)        (184,500)
                                                          -----------      -----------
  NET CASH USED IN OPERATING ACTIVITIES                      (430,700)        (949,500)
                                                          -----------      -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Notes and interest receivable from shareholders              --           42,800
      Acquisition of property and equipment                   (66,500)         (61,800)
      Increase in deposits and other assets                   (24,100)         (22,500)
      Proceeds from sale of property and equipment             44,900               --
                                                          -----------      -----------
  NET CASH USED IN INVESTING ACTIVITIES                       (45,700)         (41,500)

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in floor plan inventory loans             (428,900)      (1,326,000)
      Principal payments on notes payable                     (27,300)         (25,100)
      Treasury stock purchases                                     --           (1,100)
      Net proceeds from issuance of redeemable
        convertible preferred stock                           477,500               --
                                                          -----------      -----------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          21,300       (1,352,200)
                                                          -----------      -----------
  NET DECREASE IN CASH AND CASH EQUIVALENTS                  (455,100)      (2,343,200)

  CASH AND CASH EQUIVALENTS, beginning of period            3,110,000        4,874,200
                                                          -----------      -----------
  CASH AND CASH EQUIVALENTS, end of period                $ 2,654,900      $ 2,531,000
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

Concurrently, FNC issued 20,000,000 shares to the Company and became a wholly-owned subsidiary. On January 1, 2001, FNC issued 3,000,000 shares of its common stock to three key FNC employees for past services rendered pursuant to certain Employee Stock Purchase Agreements. As a result of this transaction, the Company's ownership interest in FNC was reduced to 87%. In August 2001 and in March 2002, FNC repurchased and retired a total of 2,000,000 of its shares from former employees at $0.01 per share, resulting in an increase in the Company's ownership of FNC from 87% to 96%.

In May 1999, the Company entered into a Management Operating Agreement which provided for a 50% ownership interest in Lea Publishing, LLC, a California limited liability company (Lea) formed in January 1999 to develop, sell and license software designed to provide internet users, resellers and providers with advanced solutions and applications. On June 13, 2000, the Company increased its direct and indirect interest in Lea to 62.5% by completing its investment in 25% of the outstanding common stock of Rising Edge Technologies, Ltd., the other 50% owner of Lea, which was a development stage company. In December 2001, the Company entered into an agreement with Rising Edge Technology (Rising Edge) and its principal owners to exchange the 50% Rising Edge ownership interest in Lea for its 25% ownership interest in Rising Edge. As a consequence, PMIC owns 100% of Lea and no longer has an ownership interest in Rising Edge. No amounts were recorded for the 50% Rising Edge ownership interest in Lea received in this exchange because of the write-down of the Rising Edge investment to zero in the fourth quarter of 2001. On May 28 2002, the Company formed Lea
Publishing, Inc, a California corporation. Effective June 1, 2002, Lea Publishing, LLC transferred all of its assets and liabilities to Lea Publishing, Inc.

In August 2000, PMI formed Pacific Magtron (GA), Inc. (PMIGA), a Georgia corporation whose principal activity is the wholesale distribution of PMI's products in the eastern United States market. During 2001, PMIGA sold 15,000 shares of its common stock to an employee for $15,000. On June 19, 2002, PMIGA repurchased 15,000 shares of its common stock for $15,000. As a result, PMIGA is 100% owned by PMI.

On October 15, 2001, the Company formed an investment holding company, PMI Capital Corporation (PMICC), a wholly owned subsidiary of the Company, for the purpose of acquiring companies or assets deemed suitable for PMIC's organization. In October 2001, the Company acquired through PMICC certain assets and assumed the accrued vacation of certain employees of Live Market, Inc. in exchange for a cash payment of $85,000. These LiveMarket assets were then transferred to Lea.

In December 2001, the Company incorporated LiveWarehouse, Inc. (LW), a wholly-owned subsidiary of the Company, to provide consumers a convenient way to purchase computer products via the internet.

2. CONSOLIDATION AND UNCONSOLIDATED INVESTEES

The accompanying consolidated financial statements include the accounts of Pacific Magtron International Corp. and its wholly-owned subsidiaries, PMI, PMIGA, Lea, PMICC and LW and majority-owned subsidiary, FNC. All inter-company accounts and transactions have been eliminated in the consolidated financial statements. Investments in companies in which financial ownership is at least 20%, but less than a majority of the voting stock, are accounted for using the equity method. Equity investments with ownership of less than 20% are accounted for on the cost method.

3. FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements at June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 are unaudited. However, they have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in the Company's Form 10-K for the year ended December 31, 2001. Interim operating results are not necessarily indicative of operating results expected for the entire year.

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction. In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 is effective for the Company's 2002 fiscal year. Both Issue 00-14 and 00-25 have been codified under Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The adoption of Issue 01-09 during the first quarter of 2002 did not have a material impact on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The Company recorded its acquisition of Technical Insights and LiveMarket in September and October 2001 in accordance with SFAS No. 141 and did not recognize any goodwill relating to these transactions. However, certain intangibles totaling $59,400, including intellectual property and vendor reseller agreements, were identified and recorded in the consolidated financial statements in deposits and other assets.

SFAS No. 142 requires,  among other things,  that  companies no longer  amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The adoption of SFAS No. 142 did not have a material effect on the Company's financial position, results of operations or cash flows since the value of intangibles recorded is relatively insignificant and no goodwill has been recognized.

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

In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operation to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position, results of operations, or cash flows.

Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations, or cash flows.

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations, or cash flows.

5. STATEMENTS OF CASH FLOWS

Cash was paid during the six months ended June 30, 2002 and 2001 for:

                                         SIX MONTHS ENDING JUNE 30,
                                         --------------------------
                                             2002          2001
                                           --------      --------
Income taxes                               $  1,200      $  1,500
                                           ========      ========
Interest                                   $ 93,100      $141,700
                                           ========      ========

6. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002, the Company made short-term salary advances to a shareholder/officer totaling $30,000, without interest. These advances were recorded as a bonus paid to the shareholder/officer during the second quarter ended June 30, 2002.

The Company sells computer products to a company owned by a member of our Board of Directors. Management believes that the terms of these sales transactions are no more favorable than given to unrelated customers. For the three and six months ended June 30, 2002, and 2001, the Company recognized the following sales revenues from this customer:

                                          SIX MONTHS   THREE MONTHS
                                            ENDING        ENDING
                                           JUNE 30       JUNE 30
                                           --------      --------
Year 2002                                  $371,400      $234,700
                                           ========      ========
Year 2001                                  $476,400      $163,000
                                           ========      ========

Included in accounts receivable as of June 30, 2002 is $125,400 due from this related customer.

7. INCOME TAXES

On March 9, 2002, legislation was enacted to extend the general Federal net operating loss carryback period from two years to five years for net operating losses incurred in 2001 and 2002. As a result of Management's analysis of estimated future operating results and other tax planning strategies, the Company did not record a valuation allowance on the portion of the deferred tax assets relating to Federal net operating loss carryforward of $1,906,800 at December 31, 2001 as the Company believed that it was more likely than not that this deferred tax asset would be realized. On June 12, 2002, the Company received a Federal income tax refund of $1,034,700.

8. FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

On July 13, 2001, PMI and PMIGA (the Companies) obtained a $4 million (subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation
(Transamerica). This credit facility has a term of two years, subject to automatic renewal from year to year thereafter. The credit facility can be terminated by Transamerica under certain conditions and the termination is subject to a fee of 1% of the credit limit. The facility includes up to a $3 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories), that includes a sub-limit of $600,000 working capital line and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowing under the inventory loans are subject to 30 to 45 days repayment, at which time interest begins to accrue at the prime rate, which was 4.75% at June 30, 2002. Draws on the working capital line also accrue interest at the prime rate. The credit facility is guaranteed by both PMIC and FNC. As of June 30, 2002, the Companies had an outstanding balance of $875,600 due under this credit facility.

Under the accounts receivable and inventory financing facility from Transamerica, the Companies are required to maintain certain financial covenants. As of December 31, 2001, the Companies were in violation of the minimum tangible net worth covenant. On March 6, 2002, Transamerica issued a waiver of the default and revised the covenants under the credit agreement retroactively to September 30, 2001. The revised covenants require the Companies to maintain certain financial ratios and to achieve certain levels of profitability. As of December 31, 2001 and March 31, 2002, the Companies were in compliance with these revised covenants. As of June 30, 2002, the Companies did not meet the revised minimum tangible net worth and profitability covenants. This gives Transamerica, among other things, the right to call the loan and immediately terminate the credit facility.

In March 2001, FNC obtained a $2 million discretionary credit facility from Deutsche Financial Services Corporation (Deutsche) to purchase inventory. To secure payment, Deutsche obtained a security interest in all of FNC's inventory, equipment, fixtures, accounts, reserves, documents, general intangible assets and all judgments, claims, insurance policies, and payments owed or made to FNC. Under the loan agreement, all draws mature in 30 days. Thereafter, interest accrues at the lesser of 16% per annum or at the maximum lawful contract rate of interest permitted under applicable law (16% as of June 30, 2002). As of June 30, 2002, FNC had an outstanding balance of $240,500 under this credit facility.

FNC is required to maintain certain financial covenants to qualify for the Deutsche bank credit line, and was not in compliance with certain of these covenants as of June 30, 2002 and December 31, 2001, which constituted a technical default under the credit line. This gives Deutsche the right to call the loan and terminate the credit line. The credit facility is guaranteed by PMIC and can be terminated by Deutsche immediately given the default. On April 30, 2002, Deutsche elected to terminate the credit facility effective July 1, 2002. The entire outstanding balance will be repaid before September 26, 2002.

9. NOTES PAYABLE

In 1997, the Company obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (1.86% as of June 30, 2002) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration (SBA) loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and is secured by the underlying property.

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

10. SEGMENT INFORMATION

The Company has five reportable segments: PMI, PMIGA, FNC, Lea and LW. PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various distributors and retailers throughout the United

States, with PMIGA focusing on the east coast area. LW sells similar products as PMI to the end-users through a website. FNC serves the networking and personal computer requirements of corporate customers. Lea designs and installs advanced solutions and applications for internet users, resellers and providers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company's Form 10-K. The Company evaluates performance based on income or loss before income taxes and minority interest, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments have been insignificant. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. PMI and PMIGA are comparable businesses with different locations of operations and customers.

The following table presents information about reported segment profit or loss for the six months ended June 30, 2002:

Six Months Ended June 30, 2002:

                                    PMI            PMIGA            FNC              LEA               LW            TOTAL
                                ------------    ------------    ------------     ------------     ------------    ------------
Revenues external customers     $ 25,390,700    $  5,667,600    $  1,481,100(1)  $    333,000(2)  $    137,700    $ 33,010,100

Segment (loss) before income
  taxes and minority interest       (721,900)       (371,300)       (637,300)        (450,000)        (155,700)     (2,336,200)

The following table presents information about reported segment profit or loss for the six months ended June 30, 2001:

Six Months Ended June 30, 2001:

                                    PMI            PMIGA            FNC              LEA               LW            TOTAL
                                ------------    ------------    ------------     ------------     ------------    ------------
Revenues external customers     $ 28,000,100    $  5,371,900    $  1,545,900(1)            --               --    $ 34,917,900

Segment (loss) before income
  taxes and minority interest       (870,100)       (422,800)       (508,700)         (30,100)              --      (1,831,700)

The following table presents information about reported segment profit or loss for the three months ended June 30, 2002:

                                    PMI            PMIGA            FNC              LEA               LW            TOTAL
                                ------------    ------------    ------------     ------------     ------------    ------------
Revenues external customers     $ 11,960,000    $  2,222,600    $    881,500(3)  $    197,400(2)  $    116,300    $ 15,377,800

Segment (loss) before income
  taxes and minority interest       (416,400)       (229,300)       (298,900)        (183,700)         (85,400)     (1,213,700)

The following table presents information about reported segment profit or loss for the three months ended June 30, 2001:

                                    PMI            PMIGA            FNC              LEA               LW            TOTAL
                                ------------    ------------    ------------     ------------     ------------    ------------
Revenues external customers     $ 11,788,400    $  2,370,900    $    802,100(3)            --               --    $ 14,961,400

Segment (loss) before income
  taxes and minority interest      (650,900)        (193,900)       (232,400)         (30,100)              --      (1,107,300)

----------
(1) Includes service revenues of $251,200 and $78,500 in 2002 and 2001, respectively.
(2)  Total amount was derived from service revenues.
(3) Includes service revenues of $171,400 and $29,200 in 2002 and 2001, respectively.

The following is a reconciliation of reportable segment (loss) before income tax benefit and minority interest to the Company's consolidated total:

                                                   Three months     Six months
                                                  Ended June 30,  Ended June 30,
                                                      2001            2001
                                                   -----------     -----------
Total loss before income taxes and minority
  interest for reportable segments                 $(1,107,300)    $(1,831,700)
Inter-company transactions                               9,400          10,700
Equity in loss in investment in Rising Edge             (3,900)         (9,900)
Impairment loss on investment                         (250,000)       (250,000)
                                                   -----------     -----------
Consolidated loss before income taxes and
  Minority interest                                $(1,351,800)    $(2,080,900)
                                                   -----------     -----------

The reportable segment loss before income tax benefit and minority interest for the three months and six months ended June 30, 2002 was equal to the Company's consolidated amounts presented in the consolidated statements of operations.

11. ACCOUNTS RECEIVABLE FACTORING AGREEMENT

Pursuant to a non-notification accounts receivable factoring agreement, the Company factors certain of its accounts receivable with a financial institution (the Factor) on a pre-approved non-recourse basis. The factoring commission charge is 0.375% and 2.375% of specific approved domestic and foreign receivables (Approved Accounts), respectively. The agreement, which expires February 28, 2003, is subject to automatic annual renewal provisions, and provides for the Company to pay a minimum of $200,000 in annual commission to the Factor. The Company is required to maintain the receivable records and to make reasonable collection efforts on the Approved Accounts. Approved Accounts are transferred to the Factor as assigned accounts (Assigned Accounts) when the receivables are not collected within 120 days from the due dates or the customers become insolvent. The title of the receivable is transferred to the Factor when it becomes an Assigned Account. As a purchaser of the Assigned Accounts, the Factor has the title to the Assigned Accounts and has the unilateral right, such as to demand and collect payments from customers on the Assigned Accounts, compromise, sue for, and foreclose. The Company has no further obligations and control over the receivable when it becomes an Assigned Account. The Factor is obligated to pay the Company for the Assigned Accounts within 15 days after the receivable becomes an Assigned Account. Security interests in those Assigned Accounts are granted to the Factor upon the accounts become Assigned Accounts. In accordance with SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company accounts for the factored receivables as sales of financial assets when they become Assigned Accounts. The total amount of receivables approved by the Factor as Approved Accounts was $8,175,800 for the six months ended June 30, 2002. The amount of receivables assigned to the Factor during the quarter ended June 30, 2002 was $24,100. There were no receivables assigned to the Factor prior to the quarter ended June 30, 2002. As of June 30, 2002, Assigned Accounts of $24,100 were included in accounts receivable.

12. DEPOSITS AND OTHER ASSETS

Included in deposits and other assets at June 30, 2002 are intangible assets relating to intellectual property and reseller agreements acquired during the fourth quarter of 2001 with a cost basis of $59,400 and accumulated amortization of $14,400. The Company is amortizing the intangible assets over a three-year period. Amortization expense for the six months ended June 30, 2002 was approximately $14,000.

13. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock that may be issued in one or more series and with such stated value and terms as may be determined by the Board of Directors. The Company has designated 1,000 shares as 4% Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") with a stated value per share of $1,000 plus all accrued and unpaid dividends.

On May 31, 2002 the Company entered into a Preferred Stock Purchase Agreement with an investor (Investor). Under the agreement, the Company agreed to issue 1,000 shares of its Series A Preferred Stock at $1,000 per share. On May 31, 2002, the Company issued 600 shares of the Series A Preferred Stock to the Investor, and the remaining 400 shares will be issued when the registration statement that registers the common stock underlying the Series A Preferred Stock becomes effective. As part of the Preferred Stock Purchase Agreement, the Company issued a common stock purchase warrant to the Investor. The warrant may be exercised at any time within 3 years from the date of issuance and entitles the Investor to purchase 300,000 shares of the Company's common stock at $1.20 per share and includes a cashless exercise provision. The Company also issued a common stock purchase warrant with the same terms and conditions for the purchase of 100,000 shares of the Company's common stock to a broker who facilitated the transaction as a commission.

The holder of the Series A Preferred Stock is entitled to cumulative dividends at the rate of 4% per annum, payable on each Conversion Date, as defined, in cash or by accretion of the stated value. Dividends must be paid in cash, if among other circumstances, the number of the Company's authorized common shares is insufficient for the conversion in full of the Series A Preferred Stock, or the Company's common stock is not listed or quoted on Nasdaq, NYSE or AMEX. Each share of Series A Preferred Stock is non-voting and entitled to a liquidation preference of the stated value plus accrued and unpaid dividends. A sale or disposition of 50% or more of the assets of the Company, or effectuation of transactions in which more than 33% of the voting power of the Company is disposed of, would constitute liquidation. At any time and at the option of the holder, each share of Series A Preferred Stock is convertible into shares of common stock at the Conversion Ratio, which is defined as the stated value divided by the Conversion Price. The Conversion Price is the lesser of (a) 120% of the average of the 5 Closing Prices immediately prior to the Closing Date on which the preferred stock was issued (the Set Price), and (b) 85% of the average of the 5 lowest VWAPs (the daily volume weighted average price as reported by Bloomberg Financial L.P. using the VAP function) during the 30 trading days immediately prior to the Conversion Date but not less than $0.75 (Floor Price). The Set Price and Floor Price are subjected to certain adjustments, such as stock dividends.

The Company has the right to redeem the Series A Preferred Stock for cash at a price equal to 115% of the Stated Value plus accrued and unpaid dividends if (a) the Conversion Price is less than $1 during the 5 trading days prior to the redemption, or (b) the Conversion price is greater than 175% of the Set Price during the 20 trading days prior to the redemption. Upon the occurrence of a Triggering Event, such as failure to register the underlying common shares among other events as defined, the holder of the Series A Preferred Stock has the right to require the Company to redeem the Series A Preferred Stock in cash at a price equal to the sum of (a) the redemption amount (the greater of (i) 150% of the Stated Value or (ii) the product of the Per Share Market Value and the Conversion Ratio) plus other costs, and (b) the product of the number of converted common shares and Per Market Share Value. As of June 30, 2002, the liquidation value of the Series A Preferred Stock was $602,000. As the Series A Preferred Stock has conditions for redemption that are not solely within the control of the Company, such Series A Preferred Stock has been excluded from shareholders' equity. As of June 30, 2002, the redemption value of the Series A Preferred Stock, if the holder had required the Company to redeem the Series A Preferred Stock as of that date, was $903,000.

The Company has accounted for the sale of preferred stock in accordance with Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments." Proceeds of $329,200 (net of $80,500 cash issuance costs) were allocated to the Series A Preferred Stock and $148,300 was allocated to the detachable warrant based upon its fair value as computed using the Black-Scholes option pricing model. The $303,000 value of the beneficial conversion option on the 600 shares of Series A Preferred Stock and the $148,300 value of the warrant issued to the investor were recorded as a deemed dividend on the date of issuance. The allocated $49,400 value of the warrant issued to the broker who facilitated the transaction was recorded as a stock issuance cost relating to the sale of preferred stock. As of June 30, 2002, 800,000 shares of common stock could have been issued if the Series A Preferred Stock were converted into common stock.

14. STOCK OPTIONS

For the six months ended June 30, 2002, the Company granted options to purchase 30,000 shares of the Company's common stock to certain members of the board of directors at exercise prices of $0.76 to $1.05 per share. During the six months ended June 30, 2002, no outstanding options were exercised and options to purchase 66,555 shares of the Company's common stock were cancelled due to employee terminations or expiration of options.

15. LOSS PER SHARE

Basic loss per share is computed by dividing loss applicable to common shares by the weighted-average number of common shares outstanding for the period. During the three and six month periods ended June 30, 2002, options and warrants to purchase 1,058,056 shares of the Company's common stock and 800,000 shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted weighted average common shares outstanding because their effect would be antidilutive. During the three and six month periods ended June 30, 2001, options to purchase 843,222 shares of the Company's common stock were excluded from the calculation of diluted weighted average common shares outstanding because their effect would be antidilutive.

16. SUBSEQUENT EVENT

On July 24, 2002, the Company entered into a service agreement with a consultant for a term of 180 days. The consultant was paid by granting two options to purchase an aggregate of 200,000 shares of the Company's common stock. The first option is exercisable to purchase 100,000 shares of the Company's common stock at $0.65 per share, was exercisable immediately upon grant and expires on September 22, 2002. The fair value of this first option was approximately $14,000 as computed using the Black-Scholes option pricing model. The second option is exercisable to purchase an additional 100,000 shares of the Company's common stock at $1 per share, becomes exercisable beginning August 23, 2002, at which time its fair value will be measured in accordance with EITF 98-16, and expires on October 22, 2002. The Company will record compensation expense relating to these option issuances over the term of the service agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated financial statements, which are included elsewhere in this Quarterly Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include, but are not limited to, those identified below under the heading "Cautionary Factors That May Affect Future Results."

GENERAL

As used herein and unless otherwise indicated, the terms Company, we, and our refer to Pacific Magtron International Corp. and each of our subsidiaries. We provide solutions to customers in several synergetic and growing segments of the computer industry. Our business is organized into five divisions: PMI, PMIGA, FNC, Lea/LiveMarket and LiveWarehouse. Our subsidiaries, PMI and PMIGA, provide the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEMs and systems integrators. PMIGA commenced operations in October 2000 and distributes PMI's products in the southeastern United States market. To capture the expanding corporate IT infrastructure market, we established the FrontLine Network Consulting division in 1998 to provide professional services to mid-market companies focused on consulting, implementation and support services of Internet technology solutions. During 2000, this division was incorporated as FNC. On September 30, 2001, FNC acquired certain assets of Technical Insights, Inc., a computer technical support company, in exchange for 16,142 shares of our common stock then valued at $20,000. The acquired business unit, Technical Insights, enables FNC to provide computer technical training services to corporate clients.

In 1999 we invested in a 50%-owned joint software venture, Lea Publishing, LLC, to focus on Internet-based software application technologies to enhance corporate IT services. Lea was a development stage company. In June 2000, we increased our direct and indirect interest in Lea to 62.5% by completing our purchase of 25% of the outstanding common stock of Rising Edge Technologies, Ltd., the other 50% owner of Lea. In December 2001, we entered into an agreement with Rising Edge and its principal owners to exchange the 50% Rising Edge ownership in Lea for our 25% interest in Rising Edge. As a consequence, we now own 100% of Lea and we no longer have an interest in Rising Edge. Certain LiveMarket assets, which were initially purchased through PMICC, were transferred to Lea in the fourth quarter of 2001 to further assist in its development of internet software. On May 28, 2002, Lea Publishing, Inc. was incorporated in California. Effective June 1, 2002, Lea Publishing, LLC transferred all of its assets and liabilities to Lea Publishing, Inc.

In December 2001, LiveWarehouse, Inc. was incorporated as a wholly owned subsidiary of PMIC, to provide consumers a convenient way to purchase computer products via the internet.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                   Three Months Ended       Six Months Ended
                                         June 30,               June 30,
                                   -------------------     -------------------
                                    2002        2001        2002        2001
                                   -------     -------     -------     -------
Sales                                100.0%      100.0%      100.0%      100.0%
Cost of sales                         92.6        93.5        92.6        93.2
                                   -------     -------     -------     -------
Gross margin                           7.4         6.5         7.4         6.8
Operating expenses                    14.9        13.7        14.2        11.8
                                   -------     -------     -------     -------
(Loss)from operations                 (7.5)       (7.2)       (6.8)       (5.0)
Other income (expense), net           (0.4)       (1.9)       (0.3)       (1.0)
Income tax benefit                     2.5         1.0         2.3         1.1
Minority interest                      0.0         0.0         0.0         0.1
                                   -------     -------     -------     -------
Net (loss)                            (5.4)%      (8.1)%      (4.8)%      (4.8)%
                                   =======     =======     =======     =======

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Sales for the three months ended June 30, 2002 were $15,377,800, an increase of $416,400, or approximately 2.8%, compared to $14,961,400 for the three months ended June 30, 2001. The combined sales of PMI and PMIGA were $14,182,600 for the three months ended June 30, 2002, an increase of $23,300, or approximately 0.2%, compared to $14,159,300 for the three months ended June 30, 2001. Sales for PMI increased by $171,600, or 1.5%, from $11,788,400 for the three months ended June 30, 2001 to $11,960,000 for the three months ended June 30, 2002. PMIGA's sales decreased by $148,300, or 6.3%, from $2,370,900 for the three months ended June 30, 2001 to $2,222,600 for the three months ended June 30, 2002. The slight increase in PMI sales was due to a slower decline in the computer component market for the quarter ending June 30, 2002 compared to the comparable quarter in 2001. The decrease in PMIGA's sales was due to the continued decline in the computer component market and the inability to significantly increase its market share on the U.S. east coast in the second quarter 2002. Sales generated by FNC for the three months ended June 30, 2002 were $881,500, an increase of $79,400 or 9.9%, compared to $802,100 for the three months ended June 30, 2001. The increase in FNC sales was primarily due to a higher level of revenues recognized for its completed contracts during the three months ended June 30, 2002 compared to the same period in 2001. FNC recognizes its service revenues upon the completion of the contracts.

In the fourth quarter of 2001, PMICC acquired certain assets of LiveMarket. These assets were subsequently transferred to Lea. Prior to the LiveMarket acquisition, Lea did not generate any revenues as it was in the development stage. Revenues, primarily from services performed, generated by Lea were $197,400 for the three months ended June 30, 2002.

In December 2001, LiveWarehouse, Inc. (LW) was incorporated as a wholly-owned subsidiary of PMIC, to provide consumers a convenient way to purchase computer products via the internet. Sales generated by LW were $116,300 for the three months ended June 30, 2002.

Consolidated gross margin for the three months ended June 30, 2002 was $1,143,800, or 7.4% of sales, compared to $979,700, or 6.5% of sales, for the three months ended June 30, 2001. The combined gross margin for PMI and PMIGA was $855,600, or 6.0% of sales for the three months ended June 30, 2002, compared to $879,700 or 6.2% of sales for the three months ended June 30, 2001. PMI's gross margin was $763,800, or 6.4%, of sales for the three months ended June 30, 2002 compared to $764,300, or 6.5%, for the three months ended June 30, 2001. PMIGA's gross margin was $91,700, or 4.1%, of sales for the three months ended June 30, 2002 compared to $115,400, or 4.9%, of sales for the three months ended June 30, 2001. The decrease in gross margin as a percentage of sales for PMI and PMIGA was due to increased price cutting pressures in the computer products market during the three months ending June 30, 2002.

FNC's gross margin was $167,900, or 19.0% of sales, for the three months ended June 30, 2002 compared to $100,000, or 12.5% of sales, for the three months ended June 30, 2001. The higher gross margin percentage in 2002 was due to an increase in service revenues earned as a percent of total sales for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Service revenues were $171,400 for the three months ended June 30, 2002 compared to $29,200 for the three months ended June 30, 2001. In general, FNC has a higher gross margin on consulting and implementation service revenues than product sales revenues.

Lea experienced an overall gross margin of $97,600, or 49.4% of sales, for the three months ended June 30, 2002. Lea's gross margin was generated primarily from services performed.

Gross margin for LW was $22,800, or 19.6% of sales, for the three months ended June 30, 2002. The gross margin realized in retail sales is generally higher than wholesale distribution.

Consolidated operating expenses, which consist of selling, general and administrative expenses, were $2,289,700 for the three months ended June 30, 2002, an increase of $238,600, or 11.6%, compared to $2,051,100 for the three months ended June 30, 2001. Lea assumed LiveMarket's operations in October 2001, and LW began its operations in the first quarter of 2002. The increase was primarily due to the inclusion of the operating expenses of $281,200 for Lea and $108,000 for LW for the three months ended June 30, 2002 which were not incurred during the same period in 2001. Consolidated expense for the Company's investor relations and related expenses increased from $46,500 for the three months ended June 30, 2001 to $157,400 for the three months ended June 30, 2002. The increases were partially offset by the cost cutting measures implemented by the Company, such as reducing our employee count for PMI, PMIGA, and FNC and cutting the expenses in professional services. The Company has also experienced a lower level of bad debt write-offs for the three months ending June 30, 2002 compared to 2001. The consolidated bad debt expense decreased by $177,500 for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

PMI's operating expenses were $1,119,400 for the three months ended June 30, 2002 compared to $1,318,500 for the three months ended June 30, 2001. The decrease of $199,100, or 15.1%, was mainly due to a decrease in payroll expenses of approximately $162,700 and a decrease in bad debt expense of $189,300, and was partially offset by an increase in promotion expense of $84,700.

PMIGA's operating expenses were $306,000 for the three months ended June 30, 2002, a decrease of $23,100, or 7.0%, compared to $329,100 for the three months ended June 30, 2001. The decrease was primarily due to a decrease in payroll expense of approximately $47,300, and was partially offset by the increase in promotion expense of $19,600 and an increase in bad debt expense of $15,200.

FNC's operating expenses were $475,200 for the three months ended June 30, 2002, an increase of $93,400 or 24.5%, compared to $381,600 for the three months ended June 30, 2001. FNC acquired certain assets of a computer technical support company, Technical Insight (TI) on September 30, 2001. The operating expenses for the six months ended June 30, 2002 included the expenses for operating TI. The increases were partially offset by a decrease in professional service expenses of approximately $37,500.

Consolidated loss from operations for the three months ended June 30, 2002 was $1,145,900 compared to $1,071,400 for the three months ended June 30, 2001, an increase of 7.0%. As a percent of sales, consolidated loss from operations was 7.5% for the six months ended June 30, 2002 compared to 7.2% for the three months ended June 30, 2001. The increase in consolidated loss from operations was primarily due to an 11.6% increase in consolidated operating expenses only partially offset by a 2.8% increase in consolidated sales and an increase of 0.9% of sales in gross margin. Loss from operations for the three months ended June 30, 2002, including allocations of PMIC corporate expenses, for PMI, PMIGA, FNC, Lea and LW was $496,800, $89,200, $60,600, $36,800, and $76,300,
respectively.

Consolidated interest income was $3,700 for the three months ended June 30, 2002 compared to $34,300 for the three months ended June 30, 2001. The decrease in interest income was mainly due to a decline in funds on deposit in interest bearing accounts.

Consolidated interest expense was $46,700 for the three months ended June 30, 2002 compared to $67,800 for the three months ended June 30, 2001. The decrease in interest expense was largely due to a decrease in the floating interest rate charged on one of our mortgages on our office building facility located in Milpitas, California.

In June 2001, the Company established a 100% reserve on the investment in TargetFirst, Inc. as a result of an evaluation of the net realizable value of this investment. An impairment loss of $250,000 was recorded in June 2001.

In March 2002, legislation was enacted to extend the general Federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred in 2001 and 2002. As a result, we recorded an income tax benefit of $381,600 on the net operating tax loss incurred for the three months ended June 30, 2002.

On May 31, 2002 the Company issued 600 shares of its 4% Series A Redeemable Convertible Preferred Stock and a warrant for 300,000 shares of common stock to an investor. The value of the beneficial conversion option of these 600 shares of 4% Series A Redeemable Convertible Preferred Stock and the warrant was $303,000 and $148,300, respectively. The accretion of the 4% Series A Preferred Stock was $2,000 from the issuance date (May 31, 2002) to June 30, 2002. The value of the beneficial conversion option and the warrant and the accretion of the preferred stock was included in the loss applicable to the common shareholders in the calculation of the loss per common share.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Sales for the six months ended June 30, 2002 were $33,010,100, a decrease of $1,907,800, or approximately 5.5%, compared to $34,917,900 for the six months ended June 30, 2001. The combined sales of PMI and PMIGA were $31,058,300 for the six months ended June 30, 2002, a decrease of $2,313,700 or approximately 6.9%, compared to $33,372,000 for the six months ended June 30, 2001. Sales for PMI decreased by $2,609,400, or 9.3%, from $28,000,100 for the six months ended June 30, 2001 to $25,390,700 for the six months ended June 30, 2002. PMIGA's sales increased by $295,700, or 5.5%, from $5,371,900 for the six months ended June 30, 2001 to $5,667,600 for the six months ended June 30, 2002. The decrease in PMI sales was due to the continued overall decline in the computer component market and the lack of any new and innovative high-demand products in the multimedia arena during the period of economic slowdown. The increase in PMIGA's sales was due to the increase in market penetration on the U.S. east coast. Sales recognized by FNC for the six months ended June 30, 2002 were $1,481,100, a decrease of $64,800 or 4.2%, compared to $1,545,900 for the six month ended June 30, 2001. The decrease in FNC sales is due to the continued weak U.S. economy and the reduction of capital expenditures by its existing and potential customers.

In the fourth quarter of 2001, PMICC acquired certain assets of LiveMarket. Subsequently, these assets were transferred to Lea. Prior to the LiveMarket acquisition, Lea did not generate any revenues as it was in the development stage. Revenues generated by Lea were $333,000 for the six months ended June 30, 2002.

In December 2001, LiveWarehouse, Inc. (LW) was incorporated as a wholly owned subsidiary of PMIC to provide consumers a convenient way to purchase computer products via the internet. Sales generated by LW were $137,700 for the six months ended June 30, 2002.

Consolidated gross margin for the six months ended June 30, 2002 was $2,455,500, or 7.4% of sales, compared to $2,359,700, or 6.8% of sales, for the six months ended June 30, 2001. The combined gross margin for PMI and PMIGA was $2,052,900, or 6.6% of sales, for the six months ended June 30, 2002, compared to $2,178,300 or 6.5% of sales, for the six months ended June 30, 2001. PMI's gross margin was $1,788,700, or 7.0% of sales, for the six months ended June 30, 2002 compared to $1,950,000, or 7.0% of sales, for the six months ended June 30, 2001. PMIGA's gross margin was $264,100, or 4.7% of sales, for the six months ended June 30, 2002 compared to $228,300, or 4.2% of sales, for the six months ended June 30, 2001. The increase in gross margin as a percentage of sales for PMI and PMIGA was due to more products with higher margins being sold during the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

FNC's gross margin was $249,400, or 16.8% of sales, for the six months ended June 30, 2002 compared to $181,400, or 11.7% of sales, for the six months ended June 30, 2001. The higher gross margin percentage in 2002 was due to an increase in service revenues earned as a percent of total sales for the six months ended

June 30, 2002 compared to the six months ended June 30, 2001. Service revenues were $251,200 for the six months ended June 30, 2002 compared to $78,500 for the six months ended June 30, 2001. In general, FNC has a higher gross margin on consulting and implementation service revenues than product sales revenues.

Lea experienced an overall gross margin of $126,000, or 37.8% of sales, for the six months ended June 30, 2002. Lea's gross margin was derived primarily from service revenues.

Gross margin for LW was $27,300, or 19.8% of sales, for the six months ended June 30, 2002. The gross margin realized in retail sales is generally higher than wholesale distribution.

Consolidated operating expenses, which consist of selling, general and administrative expenses, were $4,676,800 for the six months ended June 30, 2002, an increase of $535,600, or 12.9% compared to $4,141,200 for the six months ended June 30, 2001. Lea assumed LiveMarket's operations in October 2001, and LW began its operations in the first quarter of 2002. The increase was primarily due to the inclusion of the operating expenses of $576,000 for Lea and $182,500 for LW for the six months ended June 30, 2002, which were not incurred during the same period in 2001. The Company has also experienced a lower level of bad debt write-offs. The consolidated bad debt expense decreased from $315,900 for the six months ended June 30, 2001 to $189,900 for the six months ended June 30, 2002. Subsequent to March 31, 2001, we increased our investor relations expenditures. Consolidated expense for the Company's investor relations and related expenses was $152,300 for the six months ended June 30, 2002. The increases were partially offset by the cost cutting measures implemented by the Company, such as reducing our employee count for PMI, PMIGA, and FNC from 97 as of June 30, 2001 to 91 as of June 30, 2002.

PMI's operating expenses were $2,427,000 for the six months ended June 30, 2002 compared to $2,702,700 for the six months ended June 30, 2001. The decrease of $275,700, or 10.2%, was mainly due to the decrease in payroll expenses of approximately $301,700 and the decrease in bad debt expense of $165,100 and was partially offset by an increase in promotion expense of $112,600.

PMIGA's operating expenses were $620,700 for the six months ended June 30, 2002, a decrease of $51,400, or 7.6% compared to $672,100 for the six months ended June 30, 2001. The decrease was primarily due to a decrease in payroll expense of approximately $111,100 and a decrease in professional service expense of $17,000, and was partially offset by the increase in bad debt expense of $28,600 and promotion expense of $29,300.

FNC's operating expenses were $870,600 for the six months ended June 30, 2002, an increase of $126,100, or 16.9%, compared to $744,500 for the six months ended June 30, 2001. FNC acquired certain assets of a computer technical support company, Technical Insight (TI) on September 30, 2001. The operating expenses for the six months ended June 30, 2002 included the expenses of operating the newly acquired computer technical support business. FNC also experienced an increase in bad debt expense of $10,500 in 2002. The increases were partially offset by a decrease in professional service expenses of approximately $13,300.

Consolidated loss from operations for the six months ended June 30, 2002 was $2,221,300 compared to $1,781,500 for the six months ended June 30, 2001, an increase of 24.7%. As a percent of sales, consolidated loss from operations was 6.8% for the six months ended June 30, 2002 compared to 5.0% for the six months ended June 30, 2001. The increase in consolidated loss from operations was primarily due to a 5.5% decrease in consolidated sales and a 12.9% increase in consolidated operating expenses. Loss from operations for the six months ended June 30, 2002, includes allocations of PMIC corporate expenses, for PMI, PMIGA, FNC, Lea and LW was $1,085,600, $198,500, $103,200, $55,800, and $112,000,
respectively.

Consolidated interest income was $10,300 for the six months ended June 30, 2002 compared to $88,000 for the six months ended June 30, 2001. The decrease in interest income was mainly due to a decline in funds available to earn interest.

Consolidated interest expense was $93,100 for the six months ended June 30, 2002 compared to $141,700 for the six months ended June 30, 2001. The decrease in interest expense was largely due to a decrease in the floating interest rate charged on one of our mortgages on our office building facility located in Milpitas, California.

In June 2001, the Company established a 100% reserve on the investment in TargetFirst Inc. as a result of an evaluation of the net realizable value of this investment. An impairment loss of $250,000 was recorded in June 2001.

In March 2002, legislation was enacted to extend the general Federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred in 2001 and 2002. As a result, we recorded an income tax benefit of $765,600 on the net operating tax loss incurred for the six months ended June 30, 2002.

On May 31, 2002 the Company issued 600 shares of its 4% Series A Redeemable Convertible Preferred Stock and a warrant for 300,000 shares of common stock to an investor. The value of the beneficial conversion option of these 600 shares of 4% Series A Redeemable Convertible Preferred Stock and the warrant was $303,000 and $148,300, respectively. The accretion of the 4% Series A Preferred Stock was $2,000 from the issuance date (May 31, 2002) to June 30, 2002. The value of the beneficial conversion option and the warrant and the accretion of the preferred stock were included in the loss applicable to the common shareholders in the calculation of the loss per common share.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through cash generated by operations and borrowings under our floor plan inventory loans and line of credit. The continued decline in sales, the continuation of operating losses or the loss of credit facilities could have a material adverse effect on the operating cash flows of the Company. The Company did not meet the minimum tangible net worth and profitability covenants required by the financing arrangement with Transamerica, which gives the lender the right to immediately call the loan and terminate the credit agreement. We are in discussions with Transamerica aimed at obtaining a waiver of the covenant violation or an amendment of the covenants; however, there can be no assurances that the Company will be successful in this regard. There could be an adverse effect on the operating cash flows in the event that Transamerica terminates the financing facility.

On May 31, 2002 the Company entered into a Preferred Stock Purchase Agreement with an investor. Under the agreement, the Company agreed to issue 1,000 shares of its preferred stock at $1,000 per share. The Company issued 600 shares of its preferred stock and 400,000 common stock warrants for a net proceeds of $477,500 on May 31, 2002. The remaining 400 shares of preferred stock are expected to be sold upon the completion of the required registration of the underlying common stock.

At June 30, 2002, the Company had consolidated cash and cash equivalents totaling $2,654,900 (excluding $250,000 in restricted cash) and working capital of $4,699,800. At December 31, 2001, we had consolidated cash and cash equivalents totaling $3,110,000 and working capital of $5,734,900.

Net cash used in operating activities during the six months ended June 30, 2002 was $430,700, which principally reflected the net loss incurred during the period, and an increase in inventories, which was partially offset by an increase in accounts payable and a decrease in accounts receivable. On June 12, 2002, the Company received a Federal income tax refund of $1,034,700.

Net cash used by investing activities during the six months ended June 30, 2002 was $45,700, resulting from the purchases of property and equipment of $66,500 and a reduction of $24,100 in deposits and other assets. These uses were partially offset by the proceeds from the sale of property and equipment.

Net cash provided by financing activities was $21,300 for the six months ended June 30, 2002, primarily from the net proceeds of $477,500 from the issuance of preferred stock, which was partially offset by the $428,900 decrease in the floor plan inventory loans and principal payments on the mortgage on our office facility.

On July 13,  2001,  PMI and PMIGA  (the  Companies)  obtained  a new $4  million
(subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (Transamerica). This credit facility has a term of two years, subject to automatic renewal from year to year thereafter. The credit facility can be terminated by either party upon 60 days' prior written notice and immediately if the Companies lose the right to sell or deal in any product line of inventory. The Companies are subject to an early termination fee equal to 1% of their then established credit limit. The facility includes a $2.4 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories), a $600,000 working capital line and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowing under the inventory loans are subject to 30 to 60 days repayment, at which time interest begins to accrue at the prime rate, which was 4.75% at June 30, 2002. Draws on the working capital line also accrue interest at the prime rate. The credit facility is guaranteed by both PMIC and FNC. As of June 30, 2002, there were outstanding draws of $875,600 on the credit line.

Under the agreement, PMI and PMIGA granted Transamerica a security interest in all of their accounts, chattel paper, cash, documents, equipment, fixtures, general intangibles, instruments, inventories, leases, supplier benefits and proceeds of the foregoing. The Companies are also required to maintain certain financial covenants. As of December 31, 2001, the Companies were in violation of the minimum tangible net worth covenant. On March 6, 2002, Transamerica issued a waiver of the default and revised the covenants under the credit agreement retroactively to September 30, 2001. As of December 31, 2001 and March 31, 2002, the Companies were in compliance with these new covenants. As of June 30, 2002, the Companies did not meet certain of these financial requirements. This gives Transamerica, among other things, the right to call the loan and terminate the credit facility. This may reduce the Companies' ability to obtain credit for purchases of inventories, which would have an adverse effect on our financial position, results of operations and cash flows. As noted above, we are attempting to obtain a waiver of the covenant violation or amend the covenants.

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

FNC was required to maintain certain financial covenants to qualify for the Deutsche bank credit line, and was not in compliance with certain of these covenants as of June 30, 2002 and December 31, 2001, which constitutes a technical default under the credit line. This gave Deutsche the right to call the loan and terminate the credit line. The credit facility is guaranteed by PMIC and could be terminated by Deutsche immediately given the default. On April 30, 2002, Deutsche elected to terminate the credit facility effective July 1, 2002. Upon termination, the outstanding balance must be repaid in accordance with the terms and provisions of the financing agreement. As of June 30, 2002, there were outstanding draws of $240,500 on the credit line. The entire outstanding balance will be repaid before September 26, 2002.

Pursuant to one of our bank mortgage loans with a $2,399,900 balance at June 30, 2002, we are required to maintain certain financial covenants. During 2001, we were in violation of a consecutive quarterly loss covenant and an EBITDA coverage ratio covenant, which is an event of default under the loan agreement that gives the bank the right to call the loan. While a waiver of these loan covenant violations was obtained from the bank in March 2002, retroactive to September 30, 2001, and through December 31, 2002, we were required to transfer $250,000 to a restricted account as a reserve for debt servicing. This amount has been reflected as restricted cash in the consolidated financial statements.

We presently have insufficient working capital to pursue our long-term growth plans with respect to expansion of our service and product offerings, either internally or through acquisitions. Moreover, we expect that additional resources are needed to fund the development and marketing of Lea's software and related services. We believe, however, that our existing cash available, and trade credits from suppliers will satisfy our anticipated requirements for working capital to support our present operations through the next 12 months.

On May 31, 2002 we received net proceeds of $477,500 from the issuance of 600 shares of 4% Series A Preferred Stock. The remaining 400 shares will be issued at $1,000 per share upon the completion of the required registration of the underlying common stock. There is no assurance these remaining 400 shares will be sold or that we will be able to obtain additional capital beyond the issuance of these 1,000 shares of Preferred stock. Upon the occurrence of a Triggering Event, such as failure to register the underlying common shares, among other events, as defined, the holder of the preferred stock has the rights to require the Company to redeem its preferred stock in cash at a minimum of 1.5 times the Stated Value. As of June 30, 2002, the redemption value of the Series A Preferred Stock, if the holder had required the Company to redeem the Series A Preferred Stock as of that date, was $903,000. Even though we do not expect those Triggering Events will occur, there is no assurance that those events will not occur. In the event the Company is required to redeem its preferred stock in cash, the Company might experience a reduction in the ability to operate the business at the current level.

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

Our stock is currently traded on the Nasdaq SmallCap Market. We are required to meet certain financial requirements, such as a minimum market value of public float of $1 million and a minimum bid price of $1.00 over 30 consecutive trading days, for maintaining our stock listing on the Nasdaq SmallCap Market.
Presently, we believe we are in compliance with all the requirements for continued listing on the Nasdaq SmallCap Market. However, the current bid price for our common stock is below $1.00.

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002, the Company made short-term salary advances to a shareholder/officer totaling $30,000, without interest. These advances were recorded as a bonus to the shareholder/officer during the second quarter ended June 30, 2002.

We sell computer products to a company owned by a member of our Board of Directors. Management believes that the terms of these sales transactions are no more favorable than given to unrelated customers. For the six months ended June 30, 2002, and 2001, the Company recognized $371,400 and $476,400, respectively, in sales revenues from this customer. Included in accounts receivable as of June 30, 2002 is $125,400 due from this related customer.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction. In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 is effective for the Company's 2002 fiscal year. Both Issue 00-14 and 00-25 have been codified under Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The adoption of Issue 01-09 during the first quarter of 2002 did not have a material impact on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The Company recorded its acquisition of Technical Insights and LiveMarket in September and October 2001 in accordance with SFAS No. 141 and did not recognize any goodwill relating to these transactions. However, certain intangibles totaling $59,400, including intellectual property and vendor reseller agreements, were identified and recorded in the consolidated financial statements in deposits and other assets.

SFAS No. 142 requires,  among other things,  that  companies no longer  amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The adoption of SFAS No. 142 did not have a material effect on the Company's financial position, results of operations or cash flows since the value of intangibles recorded is relatively insignificant and no goodwill has been recognized.

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

In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operation to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position, results of operations, or cash flows.

Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations, or cash flows.

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations, or cash flows.

INFLATION

Inflation has not had a material effect upon our results of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that to the extent increased costs are not offset by increased revenues, our operations may be adversely affected.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE INCURRED OPERATING LOSSES AND DECREASED REVENUES RECENTLY AND WE CANNOT ASSURE YOU THAT THIS TREND WILL CHANGE. We incurred net losses for the year ended December 31, 2001 and the six months ended June 30, 2002 of $2,850,700 and $1,568,400, respectively, and we may continue to incur losses. In addition, our revenues decreased 15.6% during the year ended December 31, 2001 as compared to the corresponding period in 2000 and 5.5% for the six months ended June 30, 2002 as compared to the corresponding period in 2001. Our future ability to execute our business plan will depend on our efforts to increase revenues and return to profitability. We have implemented plans to reduce overhead and operating costs, and to build upon our existing business and capture new business. No assurance can be given, however, that these actions will result in increased revenues and profitable operations, which may have an adverse impact on our ability to execute our business plan.

WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SECURE ADDITIONAL CAPITAL REQUIRED BY OUR BUSINESS. We recently completed a private placement of 600 shares of our Series A Convertible Preferred Stock with net proceeds of $477,500. Upon the effectivity of a registration statement that registers the common stock underlying the Series A Preferred Stock, we expect to complete the sale of an additional 400 shares of Series A Preferred Stock for gross proceeds of $372,000. Based on our present operations, we anticipate that our working capital, including the $477,500 raised in our recent placement and the $372,000 expected to be raised upon the effectivity of a registration statement, will satisfy our working capital needs for the next twelve months. If we fail to raise additional working capital prior to the end of that time, we will be unable to pursue our business plan involving acquisitions and expansion of our service and product offerings. We must obtain additional financing to complete the marketing of Lea/LiveMarket's software products and expand that business, to continue to expand our distribution business, and to develop our FNC business. We also intend to pursue new markets and the growth of our business through acquisitions. We can give no assurance that we will be able to obtain additional capital when needed or, if available, that such capital will be available at terms acceptable to us.

WE HAVE VIOLATED CERTAIN FINANCIAL COVENANTS CONTAINED IN TWO OF OUR CURRENT LOANS AND MAY DO SO AGAIN IN THE FUTURE. We have a mortgage on our offices with Wells Fargo Bank under which we must maintain certain financial covenants. They are:

     1) Our total liabilities must not be more than twice our tangible net worth;

     2) Our net income after taxes must not be less than one dollar on an annual basis and for net losses no more than two consecutive quarters; and

     3) We must maintain annual EBITDA of one and one half times our debt service. We are currently in violation of covenant number 2 above, but we have received a waiver for such violation through the end of 2002.

Our computer product distribution subsidiaries, PMI and PMIGA also have a flooring line with TransAmerica Commercial Finance Corporation. We must also meet certain financial covenants with respect to this line. These covenants are:

     1) The combined total indebtedness of PMI and PMIGA may not exceed 3.25 times their tangible net worth on a quarterly basis;

     2) The combined tangible net worth of PMI and PMIGA may not be less than $4,250,000;

     3) The combined EBIT of PMI and PMIGA must be greater than ($68,000) for the quarter ended March 31, 2002; $140,000 for the quarter ended June 30, 2002; $200,000 for the quarter ended September 30, 2002; and $275,000 for the quarter ended December 31, 2002.

We were in violation of our tangible net worth covenant (prior to revisions discussed below) as of December 31, 2001. However, TransAmerica waived the violation and revised the credit agreement retroactively to September 30, 2001. As of March 31, 2002, we have received a letter from TransAmerica stating that PMI and PMIGA were in compliance with all of the above covenants. We were also in violation of our tangible net worth covenant and the EBIT covenant as of June 30, 2002 which gives Transamerica, among other things, the right to call the loan and immediately terminate the credit facility. We are in discussions with Transamerica aimed at obtaining a waiver of the covenant violation or an amendment of the covenants; however, there can be no assurances that the Company will be successful in this regard.

We cannot assure you that we will be able to meet all of these financial covenants in the future. If we fail to meet the covenants, the respective lenders may declare us in default and accelerate the loans. If that was to occur, we would be unable to continue our operations without replacement loans.

OUR FAILURE TO ANTICIPATE OR RESPOND TO TECHNOLOGICAL CHANGES COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. The market for computer systems and products is characterized by constant technological change, frequent new product introductions and evolving industry standards. Our future success is dependent upon the continuation of a number of trends in the computer industry, including the migration by end-users to multi-vendor and multi- system computing environments, the overall increase in the sophistication and interdependency of computing technology, and a focus by managers on cost-efficient information technology management. These trends have resulted in a movement toward outsourcing and an increased demand for product and support service providers that have the ability to provide a broad range of multi-vendor product and support services. There can be no assurance these trends will continue into the future. Our failure to anticipate or respond adequately to technological developments and customer requirements could have a material adverse effect on our business, operating results and financial condition.

IF WE ARE UNABLE TO SECURE PRICE PROTECTION PROVISIONS IN OUR VENDOR AGREEMENTS, THE VALUE OF OUR INVENTORY WOULD QUICKLY DIMINISH. As a distributor, we incur the risk that the value of our inventory will be adversely affected by industry wide forces. Rapid technology change is commonplace in the industry and can quickly diminish the marketability of certain items, whose functionality and demand decline with the appearance of new products. These changes and price
reductions   by  vendors  may  cause  rapid   obsolescence   of  inventory   and
corresponding   valuation  reductions  in  that  inventory.  We  currently  seek provisions in the vendor agreements common to industry practice that provide price protections or credits for declines in inventory value and the right to return unsold inventory. No assurance can be given, however, that we can negotiate such provisions in each of our contracts or that such industry practice will continue.

WE MAY NOT BE ABLE TO INTEGRATE OUR RECENT ACQUISITIONS OF TECHNICAL INSIGHTS AND LIVEMARKET IN AN EFFICIENT MANNER. A key element of our strategy for the future is to expand through acquisition of companies that have complimentary businesses, that can utilize or enhance our existing capabilities and resources, that expand our geographic presence or that expand our range of services or products. In September of 2001, FNC successfully acquired certain assets of Technical Insights which has expertise to provide computer technical training to corporate clients. Lea, through our newly incorporated subsidiary PMICC, acquired certain assets of LiveMarket in October of 2001. LiveMarket is an internet software development company that designs and develops online stores to allow consumers to purchase products directly via a secured transaction network. It also designs and develops e-store site management tools to administer customer inquiry and support payment processing service. Moreover, we are always evaluating potential acquisition prospects.

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

EXCESSIVE CLAIMS AGAINST WARRANTIES THAT WE PROVIDE COULD ADVERSELY EFFECT OUR BUSINESS. Our suppliers generally warrant the products that we distribute and allow us to return defective products, including those that have been returned to us by customers. We do not independently warrant the products that we distribute, except that we do warrant services provided in connection with the products that we configure for customers and that we build to order from components purchased from other sources. If excessive claims are made against these warranties our results of operations would suffer.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE WITH SOME OF OUR COMPETITORS. All aspects of our business are highly competitive. Competition within the computer products distribution industry is based on product availability, credit availability, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and the availability of product and technical support information. We also compete with manufacturers that sell directly to resellers and end-users.

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

FAILURE TO RECRUIT AND RETAIN TECHNICAL PERSONNEL WILL HARM OUR BUSINESS. Our success depends upon our ability to attract, hire and retain technical personnel who possess the skills and experience necessary to meet our personnel needs and staffing requirements of our clients. Competition for individuals with proven technical skills is intense, and the computer industry in general experiences a high rate of attrition of such personnel. We compete for such individuals with other systems integrators and providers of outsourcing services, as well as temporary personnel agencies, computer systems consultants, clients and potential clients. Failure to attract and retain sufficient technical personnel would have a material adverse effect on our business, operating results and financial condition.

WE DEPEND UPON CONTINUED CERTIFICATION FROM CERTAIN OF OUR SUPPLIERS. The future success of FNC depends in part on our continued certification from leading manufacturers. Without such authorizations, we would be unable to provide the range of services currently offered. There can be no assurance that such manufacturers will continue to certify us as an approved service provider, and the loss of one or more of such authorizations could have a material adverse effect on FNC and thus to our business, operating results and financial condition.

WE DEPEND ON KEY SUPPLIERS FOR A LARGE PORTION OF OUR INVENTORY, LOSS OF THOSE SUPPLIERS COULD HARM OUR BUSINESS. One supplier, Sunnyview/CompTronic, accounted for approximately 10%, 16% and 20% of our total purchases for the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 1999, one additional supplier located in Taiwan accounted for approximately 11% of our total purchases. Although we have not experienced significant problems with suppliers, there can be no assurance that such relationships will continue or, in the event of a termination of our relationship with any given supplier, that we would be able to obtain alternative sources of supply on comparable terms without a material disruption in our ability to provide products and services to our clients. This may cause a possible loss of sales that could adversely affect our business, financial condition and operating results.

IF A CLAIM IS MADE AGAINST US IN EXCESS OF OUR INSURANCE LIMITS WE WOULD BE SUBJECT TO POTENTIAL EXCESS LIABILITY. The nature of our corporate information systems engagements expose us to a variety of risks. Many of our engagements involve projects that are critical to the operations of a client's business. Our failure or inability to meet a client's expectations in the performance of services or to do so in the time frame required by such client could result in a claim for substantial damages, regardless of whether we were responsible for such failure. We are in the business of employing people and placing them in the workplace of other businesses. Therefore, we are also exposed to liability with respect to actions taken by our employees while on assignment, such as damages caused by employee errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. Although we maintain general liability insurance coverage, there can be no assurance that such coverage will continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, operating results and financial condition.

WE ARE DEPENDENT ON KEY PERSONNEL. Our continued success will depend to a significant extent upon our senior management, including Theodore Li, President and Hui Cynthia Lee, Executive Vice President and head of sales operations, and Steve Flynn, general manager of FrontLine. The loss of the services of Messrs. Li or Flynn or Ms. Lee, or one or more other key employees, could have a material adverse effect on our business, financial condition or operating results. We do not have key man insurance on the lives of any of members of our senior management.

WE CANNOT ASSURE YOU THAT OUR PURSUIT OF NEW BUSINESS THROUGH LIVEMARKET WILL BE SUCCESSFUL. We plan to enter the proprietary software development business through Lea/LiveMarket. We have limited experience in developing commercial software products. We have conducted no independent, formal market studies regarding the demand for the software currently in development and planned to be developed. We have, however, conducted informal surveys of our customers and have relied on business experience in evaluating this market. Further, while we have experience in marketing computer related products, we have not marketed software or a proprietary line of our own products. This market is very competitive and nearly all of the software publishers or distributors with whom

Lea/LiveMarket will compete have greater financial and other resources than Lea/LiveMarket. There can be no assurance Lea/LiveMarket will be successful in developing commercial software products, or even if Lea/LiveMarket develops such products, that it will find market acceptance for them. Finally, there can be no assurance that Lea/LiveMarket will generate a profit.

WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL SUCH AS ECONOMIC AND GENERAL RISKS OF OUR BUSINESS. Our success will depend upon factors that may be beyond our control and cannot clearly be predicted at this time. Such factors include general economic conditions, both nationally and internationally, changes in tax laws, fluctuating operating expenses, changes in governmental regulations, including regulations imposed under federal, state or local environmental laws, labor laws, and trade laws and other trade barriers.

ESTABLISHMENT OF OUR NEW BUSINESS-TO-CONSUMER WEBSITE LIVEWAREHOUSE.COM MAY NOT BE SUCCESSFUL. We have established a new business-to-consumer website, LiveWarehouse.com. We cannot assure you that we will achieve market acceptance for this project and achieve a profit, that we will be able to hire and retain personnel with experience in online retail marketing and management, that we will be able to execute our business plan with respect to this market segment or that we will be able to adapt to technological changes once operational. Further, while we have experience in the wholesale marketing of computer-related products, we have no experience in retail marketing. This market is very competitive and some of our competitors have substantially greater resources than we have.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to one of our bank mortgage loans with a $2,399,900 balance at June 30, 2002 which bears fluctuating interest based on the bank's 90-day LIBOR rate. In addition, one of our flooring and working capital lines bears interest at the bank's prime rate. However, interest expenses incurred in connection with this financing agreement have historically been insignificant. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not involved as a party to any legal proceeding other than various claims and lawsuits arising in the normal course of our business, none of which, in our opinion, is individually or collectively material to our business.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

On May 31, 2002 the Company entered into a Preferred Stock Purchase Agreement with an investor (Investor). Under the agreement, the Company agreed to issue 1,000 shares of its Series Preferred Stock at $1,000 per share. On May 31, 2002, the Company issued 600 shares of the Series A Preferred Stock to the Investor, and the remaining 400 shares will be issued upon the effectivity of a registration statement that registers the common stock underlying the Series A Preferred Stock. As part of the Preferred Stock Purchase Agreement, the Company issued a common stock purchase warrant to the Investor. The warrant may be exercised at any time within 3 years from the date of issuance and entitles the Investor to purchase of 300,000 shares of the Company's common stock at $1.20 per share and includes a cashless exercise provision. The Company also issued a common stock purchase warrant with the same terms and condition for the purchase of 100,000 shares of the Company's common stock to a broker who facilitated the transaction as a commission. The Series A Preferred Stock and the related warrants were issued under the exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company's Annual Shareholders' Meeting was held on May 31, 2002.

     (b) Theodore S. Li, Hui Lee, Jey Hsin Yao, Hank C. Ta and Limin Hu were elected as directors to serve until the next Annual Meeting of Shareholders.

     (c) At the Annual Meeting, the only matter submitted to a vote of the shareholders was the election of the aforementioned nominees to serve as directors of the Company until the next Annual Meeting of shareholders. The vote on the nominees was as follows:

Proposal             Votes For    Votes Against    Abstained    Broker Non-Votes
--------             ---------    -------------    ---------    ----------------
Election of
Theodore S. Li       6,877,262        31,700           --              --

Election of
Hui Lee              6,876,898        32,064           --              --

Election of
Jey Hsin Yao         6,877,262        31,700           --              --

Election of
Hank C. Ta           6,877,262        31,700           --              --

Election of
Limin Hu             6,877,262        31,700           --              --

ITEM 5. OTHER INFORMATION

Effective June 17, 2002, the Board of Directors appointed Raymond M. Crouse to the Board and as the chairman of the Audit Committee. Mr. Crouse, age 43, is a Director of Litigation & Recovery of De Lage Landen Financial Services.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit      Description                                     Reference
          -------      -----------                                     ---------
           3.1         Articles of Incorporation                          (1)

           3.2         Bylaws, as amended and restated                    (1)

           4.1         Certificate of Designations for the
                       Series A Preferred Stock                           (2)

           10.1        Securities Purchase Agreement dated
                       May 31, 2002, between the Company and
                       Stonestreet L.P.                                   (2)

           10.2        Registration Rights Agreement dated
                       May 31, 2002, between the Company and
                       Stonestreet, L.P.                                  (2)

           10.3        Escrow Agreement dated May 31, 2002,
                       between the Company, Feldman Weinstein LLP
                       and Stonestreet L.P.                               (2)

           10.4        Stock Purchase Warrant dated May 31, 2002
                       issued to Stonestreet L.P.                         (2)

           10.5        Stock Purchase Warrant dated May 31, 2002
                       issued to M.H. Meyerson                            (2)

           99.1        Certification of Chief Executive Officer and
                       Chief Financial Officer pursuant to Section
                       906 of the Sarbanes-Oxley Act of 2002               *

(1) Incorporated by reference from the Company's registration statement on Form 10SB-I26 filed January 20, 1999.

(2) Incorporated by reference from the Company's current report on Form 8-K filed June 13, 2000.

*    Filed herewith

     (b)  Reports on Form 8-K

     The Company filed a current report on Form 8-K on June 30, 2002 under Item 5 reporting the sale of its Series A Preferred Stock in a private placement.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2002.


                                        PACIFIC MAGTRON INTERNATIONAL CORP.,
                                        a Nevada corporation


                                        By /s/ Theodore S. Li
                                        ----------------------------------------
                                        Theodore S. Li
                                        President and Chief Financial Officer