Form 10-Q
period 2002-09-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2002-11-14
CIK 1077050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2002

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

          10,485,100 shares issued and outstanding at November 6, 2002

Part I. - Financial Information

  Item 1. - Consolidated Financial Statements

              Consolidated balance sheets as of September 30, 2002
                (Unaudited) and December 31, 2001                            1-2

              Consolidated statements of operations for the three
                and nine months ended September 30, 2002 (Unaudited)
                and 2001 (Unaudited)                                           3

              Consolidated statement of preferred stock and
                shareholders' equity for the nine months ended
                September 30, 2002 (Unaudited)                                 4

              Consolidated statements of cash flows for the nine months
                ended September 30, 2002 (Unaudited) and 2001 (Unaudited)      5

              Notes to consolidated financial statements                    6-14

  Item 2. - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    15-28

  Item 3. - Quantitative and Qualitative Disclosures About Market Risk        28

  Item 4. - Controls and Procedures                                           28

Part II - Other Information

  Item 1. - Legal Proceedings                                                 29

  Item 2. - Changes in Securities and Use of Proceeds                         29

  Item 5. - Other Information                                                 29

  Item 6. - Exhibits and Reports on Form 8-K                               29-30

Signature                                                                     31

Certifications                                                                32

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                    September 30,   December 31,
                                                        2002            2001
                                                    ------------    ------------
                                                    (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                         $  2,667,400    $  3,110,000
  Restricted cash                                        250,000         250,000
  Accounts receivable, net of allowance for
    doubtful accounts of $400,000 as of
    September 30, 2002 and December 31, 2001           4,133,500       4,590,100
  Inventories                                          3,843,900       2,952,000
  Prepaid expenses and other current assets              338,300         387,300
  Deferred income taxes                                1,283,900       1,212,200
                                                    ------------    ------------
Total Current Assets                                  12,517,000      12,501,600

Property and Equipment, net                            4,584,200       4,711,500

Deposits and Other Assets                                122,900         110,200
                                                    ------------    ------------
                                                    $ 17,224,100    $ 17,323,300
                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                           September 30,  December 31,
                                                               2002           2001
                                                           ------------   ------------
                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of notes payable                         $     60,000   $     55,900
  Floor plan inventory loans                                  1,002,400      1,545,000
  Accounts payable                                            7,218,600      4,786,600
  Accrued expenses                                              275,000        379,200
                                                           ------------   ------------
Total Current Liabilities                                     8,556,000      6,766,700

Notes Payable, less current portion                           3,184,600      3,230,300

Deferred Tax Liabilities                                         26,400         34,200

Commitments and Contingencies

Minority Interest - PMIGA                                            --          2,200

Preferred Stock, $0.001 par value; 5,000,000
  Shares authorized;
    4% Series A Redeemable Convertible Preferred Stock;
    1,000 shares designated; 600 shares issued and
    outstanding (Liquidation value of $608,100 as
    of September 30, 2002)                                      436,200             --
                                                           ------------   ------------
Shareholders' Equity:
  Common stock, $0.001 par value; 25,000,000 shares
    authorized; 10,485,100 shares issued and outstanding         10,500         10,500
  Additional paid-in capital                                  2,246,200      1,745,500
  Retained earnings                                           2,764,200      5,533,900
                                                           ------------   ------------
Total Shareholders' Equity                                    5,020,900      7,289,900
                                                           ------------   ------------
                                                           $ 17,224,100   $ 17,323,300
                                                           ===========   ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended               Nine Months Ended
                                             September 30,                   September 30,
                                     ----------------------------    ----------------------------
                                         2002            2001            2002            2001
                                     ------------    ------------    ------------    ------------
                                      (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Sales:
  Products                           $ 18,036,500    $ 20,804,600    $ 50,462,400    $ 55,644,000
  Services                                194,600          35,600         778,800         114,100
                                     ------------    ------------    ------------    ------------
Total Sales                            18,231,100      20,840,200      51,241,200      55,758,100
                                     ------------    ------------    ------------    ------------
Cost of Sales:
  Products                             17,094,600      19,360,800      47,351,100      51,901,600
  Services                                 84,400          14,200         382,500          31,600
                                     ------------    ------------    ------------    ------------
Total Cost of Sales                    17,179,000      19,375,000      47,733,600      51,933,200
                                     ------------    ------------    ------------    ------------
Gross Margin                            1,052,100       1,465,200       3,507,600       3,824,900

Research and development                       --          46,800              --          68,500
Selling, General and
  Administrative Expenses               2,086,300       1,737,700       6,763,100       5,857,200
                                     ------------    ------------    ------------    ------------
(Loss) from Operations                 (1,034,200)       (319,300)     (3,255,500)     (2,100,800)
                                     ------------    ------------    ------------    ------------
Other (Expense) Income:
  Interest income                           4,300          20,000          14,600         107,900
  Interest expense                        (45,800)        (60,200)       (138,900)       (201,900)
  Equity loss on investment                    --          (4,600)             --         (14,500)
  Impairment loss on investment                --              --              --        (250,000)
  Other income (expense)                   (7,600)        (14,100)        (39,700)          8,400
                                     ------------    ------------    ------------    ------------
Total Other (Expense)                     (49,100)        (58,900)       (164,000)       (350,100)
                                     ------------    ------------    ------------    ------------
(Loss) Before Income Tax Benefit
  and Minority Interest                (1,083,300)       (378,200)     (3,419,500)     (2,450,900)
Income Tax Benefit                       (341,400)             --      (1,107,000)       (365,500)
                                     ------------    ------------    ------------    ------------
(Loss) Before Minority Interest          (741,900)       (378,200)     (2,312,500)     (2,085,400)
Minority Interest                              --           8,200           2,200          30,000
                                     ------------    ------------    ------------    ------------
Net (Loss)                               (741,900)       (370,000)     (2,310,300)     (2,055,400)
Accretion and deemed dividend
  related to beneficial
  conversion of 4% Series A
  Convertible Preferred Stock
  and value of warrant                     (6,100)             --        (459,400)             --
                                     ------------    ------------    ------------    ------------
Net (Loss) applicable to Common
  Shareholders                       $   (748,000)   $   (370,000)   $ (2,769,700)   $ (2,055,400)
                                     ============    ============    ============    ============
Basic and diluted (loss) per share   $      (0.07)   $      (0.04)   $      (0.26)   $      (0.20)
                                     ------------    ------------    ------------    ------------
Basic and diluted weighted average
  common shares outstanding            10,485,100      10,420,700      10,485,100      10,228,800
                                     ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

       CONSOLIDATED STATEMENT OF PREFERRED STOCK AND SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                       Shareholders' Equity
                              -------------------------------------------------------------------------------------------------
                                   Preferred Stock               Common Stock          Additional
                              -------------------------    -------------------------     Paid-in      Retained
                                 Shares        Amount         Shares        Amount       Capital      Earnings         Total
                              -----------   -----------    -----------   -----------   -----------   -----------    -----------
Balances, December 31, 2001            --            --     10,485,100   $    10,500   $ 1,745,500   $ 5,533,900    $ 7,289,900

Issuance of 600 shares of
Series A Convertible
Preferred Stock and
300,000 common stock
warrants (net of cash
issuance costs of
$80,500) (unaudited)                  600   $   477,500             --            --            --            --             --

Proceeds allocated to
300,000 common stock
warrants issued to
preferred stock investor
(unaudited)                            --      (148,300)            --            --       148,300            --        148,300

Deemed dividend
associated with
beneficial conversion
feature of convertible
preferred stock
(unaudited)                            --            --             --            --       303,000      (303,000)            --

Deemed dividend
associated with
300,000 stock
warrants issued in
connection with the
issuance of convertible
preferred stock
(unaudited)                            --       148,300             --            --            --      (148,300)      (148,300)

Issuance of 100,000
common stock warrants as
payment of stock issuance
costs (unaudited)                      --       (49,400)            --            --        49,400            --         49,400

Preferred stock accretion
(unaudited)                            --         8,100             --            --            --        (8,100)        (8,100)

Net Loss (unaudited)                   --            --             --            --            --    (2,310,300)    (2,310,300)
                              -----------   -----------    -----------   -----------   -----------   -----------    -----------
Balances, September 30, 2002
(unaudited)                           600   $   436,200     10,485,100   $    10,500   $ 2,246,200   $ 2,764,200    $ 5,020,900
                              ===========   ===========    ===========   ===========   ===========   ===========    ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                           $(2,310,300)   $(2,055,400)
Adjustments to reconcile net (loss) to
  net cash used in operating activities:
    Equity in loss in investment                              --         14,500
    Impairment loss on investment - TargetFirst               --        250,000
    Depreciation and amortization                        225,500        203,600
    Provision for doubtful accounts                           --         75,000
    (Gain) or Loss on disposal of fixed assets            (8,600)         1,400
    Minority interest losses                              (2,200)       (30,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                456,600       (214,100)
      Inventories                                       (891,900)       (69,300)
      Prepaid expenses and other current assets           49,000         51,400
      Deferred income taxes                              (79,500)      (234,600)
      Accounts payable                                 2,432,000        104,300
      Accrued expenses                                  (104,200)      (269,900)
                                                     -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                   (233,600)    (2,173,100)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes and interest receivable from shareholders           --         91,400
    Acquisition of property and equipment               (128,000)       (80,200)
    Increase in deposits and other assets                (22,700)        (7,600)
    Proceeds from sale of property and equipment          48,400             --
                                                     -----------    -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES     (102,300)         3,600
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in floor plan inventory loans          (542,600)       326,400
    Principal payments on notes payable                  (41,600)       (38,300)
    Restricted cash                                           --       (175,000)
    Treasury stock purchases                                  --        (14,700)
    Proceeds from sale of FNC and PMIGA stock
      to minority shareholders                                --         35,000
    Net proceeds from issuance of redeemable
      convertible preferred stock                        477,500             --
                                                     -----------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     (106,700)       133,400
                                                     -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (442,600)    (2,036,100)

CASH AND CASH EQUIVALENTS, beginning of period         3,110,000      4,874,200
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $ 2,667,400    $ 2,838,100
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

The consolidated financial statements of Pacific Magtron International Corp. (the Company or PMIC) include its subsidiaries, Pacific Magtron, Inc. (PMI), Pacific Magtron (GA) Inc. (PMIGA), Frontline Network Consulting, Inc. (FNC), Lea Publishing, Inc. (Lea), PMI Capital Corporation (PMICC), and LiveWarehouse, Inc.
(LW).

PMI's principal activity consists of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States.

In May 1998, PMI formed its Frontline Network Consulting (Frontline) division, a corporate information systems group that serves the networking and personal computer requirements of corporate customers. In July 2000, the Company formed Frontline Network Consulting, Inc., a California corporation. Effective October 1, 2000, PMI transferred the assets and liabilities of the Frontline division to FNC. Concurrently, FNC issued 20,000,000 shares to the Company and became a wholly-owned subsidiary. On January 1, 2001, FNC issued 3,000,000 shares of its common stock to three key FNC employees for past services rendered pursuant to certain Employee Stock Purchase Agreements. As a result of this transaction, the Company's ownership interest in FNC was reduced to 87%. In August 2001 and in March 2002, FNC repurchased and retired a total of 2,000,000 of its shares from former employees at $0.01 per share, resulting in an increase in the Company's ownership of FNC from 87% to 96%.

In May 1999, the Company entered into a Management Operating Agreement which provided for a 50% ownership interest in Lea Publishing, LLC, a California limited liability company formed in January 1999 to develop, sell and license software designed to provide internet users, resellers and providers with advanced solutions and applications. On June 13, 2000, the Company increased its direct and indirect interest in Lea to 62.5% by completing its investment in 25% of the outstanding common stock of Rising Edge Technologies, Ltd., the other 50% owner of Lea, which was a development stage company. In December 2001, the Company entered into an agreement with Rising Edge Technology (Rising Edge) and its principal owners to exchange the 50% Rising Edge ownership interest in Lea for its 25% ownership interest in Rising Edge. As a consequence, PMIC owns 100% of Lea and no longer has an ownership interest in Rising Edge. No amounts were recorded for the 50% Rising Edge ownership interest in Lea received in this exchange because of the write-down of the Rising Edge investment to zero in the fourth quarter of 2001. On May 28, 2002, the Company formed Lea Publishing, Inc, a California corporation. Effective June 1, 2002, Lea Publishing, LLC transferred all of its assets and liabilities to Lea Publishing, Inc.

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

3. FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements at September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 are unaudited. However, they have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in the Company's Form 10-K for the year ended December 31, 2001. Interim operating results are not necessarily indicative of operating results expected for the entire year.

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation. In the current quarter, $148,300 has been reclassified from Additional Paid-in Capital to Preferred Stock on the balance sheet.

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

5. STATEMENTS OF CASH FLOWS

Cash was paid during the nine months ended September 30, 2002 and 2001 for:

                                      NINE MONTHS ENDING SEPTEMBER 30,
                                      --------------------------------
                                             2002          2001
                                           --------      --------
Income taxes                               $  7,400      $  1,500
                                           ========      ========
Interest                                   $138,900      $201,900
                                           ========      ========

6. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002, the Company made short-term salary advances to a shareholder/officer totaling $30,000, without interest. These advances were recorded as a bonus paid to the shareholder/officer during the second quarter ended June 30, 2002.

The Company sells computer products to a company owned by a member of our Board of Directors. Management believes that the terms of these sales transactions are no more favorable than given to unrelated customers. For the three and nine months ended September 30, 2002, and 2001, the Company recognized the following sales revenues from this customer:

                                          NINE MONTHS       THREE MONTHS
                                            ENDING             ENDING
                                          SEPTEMBER 30      SEPTEMBER 30
                                          ------------      ------------
Year 2002                                   $494,400          $123,000
                                            ========          ========
Year 2001                                   $476,200          $     --
                                            ========          ========

Included in accounts receivable as of September 30, 2002 is $96,300 due from this related customer.

7. INCOME TAXES

On March 9, 2002, legislation was enacted to extend the general Federal net operating loss carryback period from two years to five years for net operating losses incurred in 2001 and 2002. As a result of Management's analysis of estimated future operating results and other tax planning strategies, the Company did not record a valuation allowance on the portion of the deferred tax assets of $1,107,000 and $1,034,700 relating to Federal net operating loss carryforward at September 30, 2002 and December 31, 2001, respectively, as the Company believed that it was more likely than not that this deferred tax asset would be realized. On June 12, 2002, the Company received a Federal income tax refund of $1,034,700.

8. FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

On July 13, 2001, PMI and PMIGA (the Companies) obtained a $4 million (subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation
(Transamerica). This credit facility has a term of two years, subject to automatic renewal from year to year thereafter. The credit facility can be terminated by Transamerica under certain conditions and the termination is subject to a fee of 1% of the credit limit. The facility includes up to a $3 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories), that includes a sub-limit of $600,000 working capital line and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowing under the inventory loans are subject to 30 to 45 days repayment, at which time interest begins to accrue at the prime rate, which was 4.75% at September 30, 2002. Draws on the working capital line also accrue interest at the prime rate. The credit facility is guaranteed by both PMIC and FNC. As of September 30, 2002, the Companies had an outstanding balance of $990,800 due under this credit facility.

Under the accounts receivable and inventory financing facility from Transamerica, the Companies are required to maintain certain financial covenants. As of December 31, 2001, the Companies were in violation of the minimum tangible net worth covenant. On March 6, 2002, Transamerica issued a waiver of the default and revised the covenants under the credit agreement retroactively to September 30, 2001. The revised covenants require the Companies to maintain certain financial ratios and to achieve certain levels of profitability. As of December 31, 2001 and March 31, 2002, the Companies were in compliance with these revised covenants. As of June 30, 2002, the Companies did not meet the revised minimum tangible net worth and profitability covenants, giving Transamerica, among other things, the right to call the loan and immediately terminate the credit facility.

On October 23, 2002, Transamerica issued a waiver of the default occurring on June 30, 2002 and revised the terms and covenants under the credit agreement. Under the revised terms, the credit facility includes FNC as an additional borrower and PMIC continues as a guarantor. Effective October 2002, the new credit limit is $3 million in aggregate for inventory loans and the letter of credit facility. The letter of credit facility is limited to $1 million. The credit limits for PMI and FNC are $1,750,000 and $250,000, respectively. As of September 30, 2002, the Companies did not meet the covenants as revised on October 23, 2002 relating to profitability and tangible net worth. This constitutes a technical default and gives Transamerica, among other things, the right to call the loan and immediately terminate the credit facility.

In March 2001, FNC obtained a $2 million discretionary credit facility from Deutsche Financial Services Corporation (Deutsche) to purchase inventory. To secure payment, Deutsche obtained a security interest in all of FNC's inventory, equipment, fixtures, accounts, reserves, documents, general intangible assets and all judgments, claims, insurance policies, and payments owed or made to FNC. Under the loan agreement, all draws matured in 30 days. Thereafter, interest accrued at the lesser of 16% per annum or at the maximum lawful contract rate of interest permitted under applicable law (16% as of September 30, 2002).

FNC was required to maintain certain financial covenants to qualify for the Deutsche bank credit line, and was not in compliance with certain of these covenants as of June 30, 2002 and December 31, 2001, which constituted a technical default under the credit line. This gave Deutsche the right to call the loan and terminate the credit line. The credit facility was guaranteed by PMIC and could be terminated by Deutsche immediately given the default. On April 30, 2002, Deutsche elected to terminate the credit facility effective July 1, 2002. As of September 30, 2002, FNC had a remaining outstanding balance of $11,600 under the normal terms of this credit facility. On October 9, 2002, the balance was repaid in full.

9. NOTES PAYABLE

In 1997, the Company obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (1.81% as of September 30, 2002) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration (SBA) loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and is secured by the underlying property.

Under the bank loan for the purchase of the Company's office and warehouse facility, the Company is required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, no consecutive quarterly losses, and net income on an annual basis. During 2001, the Company was in violation of two of these covenants which is an event of default under the loan agreement and gives the bank the right to call the loan. A waiver of these loan covenant violations was obtained from the bank in March 2002, retroactive to September 30, 2001, and through December 31, 2002. As a condition for this waiver, we transferred $250,000 to a restricted account as a reserve for debt servicing. This amount has been reflected as restricted cash in the accompanying consolidated financial statements.

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

The following table presents information about reported segment profit or loss for the nine months ended September 30, 2002:

                                                   Segment (loss)
                             Revenues              before income
                             External                taxes and
                             Customers          Minority Interest (4)
                            -----------         ---------------------
PMI                         $40,674,600             $(1,214,700)
PMIGA                         7,563,400                (520,500)
FNC                           2,131,200(1)             (890,000)
LEA                             412,000(3)             (611,900)
LW                              460,000                (182,400)
                            -----------             -----------
TOTAL                       $51,241,200             $(3,419,500)
                            ===========             ===========

The following table presents information about reported segment profit or loss for the nine months ended September 30, 2001:

                                                   Segment (loss)
                             Revenues              before income
                             External                taxes and
                             Customers            Minority Interest
                            -----------           -----------------
PMI                         $44,993,700             $  (943,100)
PMIGA                         8,580,100                (509,200)
FNC                           2,184,300(1)             (664,200)
LEA                                  --                 (71,500)
LW                                   --                      --
                            -----------             -----------
TOTAL                       $55,758,100              (2,188,000)
                            ===========             ===========

The following table presents information about reported segment profit or loss for the three months ended September 30, 2002:

                                                   Segment (loss)
                             Revenues              before income
                             External                taxes and
                             Customers          Minority Interest (5)
                            -----------         ---------------------
PMI                         $15,283,900             $  (492,800)
PMIGA                         1,895,800                (149,200)
FNC                             650,100(2)             (252,700)
LEA                              79,000(3)             (161,900)
LW                              322,300                 (26,700)
                            -----------             -----------
TOTAL                       $18,231,100             $(1,083,300)
                            ===========             ===========

The following table presents information about reported segment profit or loss for the three months ended September 30, 2001:

                                                   Segment (loss)
                             Revenues              before income
                             External                taxes and
                             Customers            Minority Interest
                            -----------           -----------------
PMI                         $16,993,600             $   (72,900)
PMIGA                         3,208,200                 (86,400)
FNC                             638,400(2)             (155,500)
LEA                                  --                 (41,400)
LW                                   --                      --
                            -----------             -----------
TOTAL                       $20,840,200             $  (356,200)
                            ===========             ===========

(1) Includes service revenues of $366,800 and $114,100 in 2002 and 2001, respectively.
(2) Includes service revenues of $115,600 and $35,600 in 2002 and 2001, respectively.
(3)  Total amount was derived from service revenues.
(4)  Includes $1,591,500,  $252,600,  $141,200,  $69,900, and $151,700,  of PMIC
     corporate expenses allocated to PMI, PMIGA, FNC, Lea and LW, respectively.
(5)  Includes  $505,800,   $54,200,  $38,000,  $14,200,  and  $39,700,  of  PMIC
     corporate expenses allocated to PMI, PMIGA, FNC, Lea and LW, respectively.

The following is a reconciliation of reportable segment (loss) before income tax benefit and minority interest to the Company's consolidated total:

                                                      Three months Ended     Nine months Ended
                                                         September 30,         September 30,
                                                             2001                  2001
                                                         ------------          ------------
Total loss before income taxes and minority
  interest for reportable segments                       $   (356,200)         $ (2,188,000)
Inter-company transactions                                    (17,400)                1,600
Equity in loss in investment in Rising Edge                    (4,600)              (14,500)
Impairment loss on investment                                      --              (250,000)
                                                         ------------          ------------
Consolidated loss before income taxes and
  Minority interest                                      $   (378,200)         $ (2,450,900)
                                                         ------------          ------------

The reportable segment loss before income tax benefit and minority interest for the three months and nine months ended September 30, 2002 was equal to the Company's consolidated amounts presented in the consolidated statements of operations.

11. ACCOUNTS RECEIVABLE FACTORING AGREEMENT

Pursuant to a non-notification accounts receivable factoring agreement, the Company factors certain of its accounts receivable with a financial institution (the Factor) on a pre-approved non-recourse basis. The factoring commission charge is 0.375% and 2.375% of specific approved domestic and foreign receivables (Approved Accounts), respectively. The agreement, which expires February 28, 2003, is subject to automatic annual renewal provisions, and provides for the Company to pay a minimum of $200,000 in annual commission to the Factor. The Company is required to maintain the receivable records and to make reasonable collection efforts on the Approved Accounts. Approved Accounts are transferred to the Factor as assigned accounts (Assigned Accounts) when the receivables are not collected within 120 days from the due date or the customers become insolvent. The title of the receivable is transferred to the Factor when it becomes an Assigned Account. As a purchaser of the Assigned Accounts, the Factor has the title to the Assigned Accounts and has the unilateral right, such as to demand and collect payments from customers on the Assigned Accounts, compromise, sue for, and foreclose. The Company has no further obligations and control over the receivable when it becomes an Assigned Account. The Factor is obligated to pay the Company for the Assigned Accounts within 15 days after the receivable becomes an Assigned Account. Security interests in those Assigned Accounts are granted to the Factor upon the accounts become Assigned Accounts. In accordance with SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company accounts for the factored receivables as sales of financial assets when they become Assigned Accounts. The total amount of receivables approved by the Factor as Approved Accounts was $16,535,500 and $8,359,700 for the nine months and three months ended September 30, 2002, respectively. The amount of receivables assigned to the Factor during the year and the quarter ended September 30, 2002 was $101,800 and $77,800, respectively There were no receivables assigned to the Factor prior to the quarter ended June 30, 2002. As of September 30, 2002, Assigned Accounts of $11,800 were included in accounts receivable.

12. DEPOSITS AND OTHER ASSETS

Included in deposits and other assets at September 30, 2002 are intangible assets relating to intellectual property and reseller agreements acquired during the fourth quarter of 2001 with a cost basis of $59,400 and accumulated amortization of $19,500. The Company is amortizing the intangible assets over a three-year period. Amortization expense for the nine months ended September 30, 2002 was approximately $19,000.

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

The holder of the Series A Preferred Stock is entitled to cumulative dividends at the rate of 4% per annum, payable on each Conversion Date, as defined, in cash or by accretion of the stated value. Dividends must be paid in cash, if among other circumstances, the number of the Company's authorized common shares is insufficient for the conversion in full of the Series A Preferred Stock, or the Company's common stock is not listed or quoted on Nasdaq, NYSE or AMEX. Each share of Series A Preferred Stock is non-voting and entitled to a liquidation preference of the stated value plus accrued and unpaid dividends. A sale or disposition of 50% or more of the assets of the Company, or effectuation of transactions in which more than 33% of the voting power of the Company is disposed of, would constitute liquidation. At any time and at the option of the holder, each share of Series A Preferred Stock is convertible into shares of common stock at the Conversion Ratio, which is defined as the stated value divided by the Conversion Price. The Conversion Price is the lesser of (a) 120% of the average of the 5 Closing Prices immediately prior to the Closing Date on which the preferred stock was issued (the Set Price), and (b) 85% of the average of the 5 lowest VWAPs (the daily volume weighted average price as reported by Bloomberg Financial L.P. using the VAP function) during the 30 trading days immediately prior to the Conversion Date but not less than $0.75 (Floor Price). The Set Price and Floor Price are subject to certain adjustments, such as stock dividends.

The Company has the right to redeem the Series A Preferred Stock for cash at a price equal to 115% of the Stated Value plus accrued and unpaid dividends if (a) the Conversion Price is less than $1 during the 5 trading days prior to the redemption, or (b) the Conversion price is greater than 175% of the Set Price during the 20 trading days prior to the redemption. Upon the occurrence of a Triggering Event, such as failure to register the underlying common shares among other events as defined, the holder of the Series A Preferred Stock has the right to require the Company to redeem the Series A Preferred Stock in cash at a price equal to the sum of (a) the redemption amount (the greater of (i) 150% of the Stated Value or (ii) the product of the Per Share Market Value and the Conversion Ratio) plus other costs, and (b) the product of the number of converted common shares and Per Market Share Value. As of September 30, 2002, the liquidation value of the Series A Preferred Stock was $608,100. As the Series A Preferred Stock has conditions for redemption that are not solely within the control of the Company, such Series A Preferred Stock has been excluded from shareholders' equity. As of September 30, 2002, the redemption value of the Series A Preferred Stock, if the holder had required the Company to redeem the Series A Preferred Stock as of that date, was $912,200.

The Company has accounted for the sale of preferred stock in accordance with Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments." Proceeds of $329,200 (net of $80,500 cash issuance costs) were allocated to the Series A Preferred Stock and $148,300 was allocated to the detachable warrant based upon its fair value as computed using the Black-Scholes option pricing model. The $303,000 value of the beneficial conversion option on the 600 shares of Series A Preferred Stock and the $148,300 value of the warrant issued to the investor were recorded as a deemed dividend on the date of issuance. The allocated $49,400 value of the warrant issued to the broker who facilitated the transaction was recorded as a stock issuance cost relating to the sale of preferred stock. As of September 30, 2002, 810,800 shares of common stock could have been issued if the Series A Preferred Stock were converted into common stock.

14. STOCK OPTIONS

For the nine months ended September 30, 2002, the Company granted options to purchase 30,000 shares of the Company's common stock to certain members of the board of directors at exercise prices of $0.76 to $1.05 per share. During the nine months ended September 30, 2002, no outstanding options were exercised and options to purchase 271,560 shares of the Company's common stock were cancelled due to employee terminations or expiration of options. On July 24, 2002, the Company entered into a service agreement with a consultant for a term of 180 days. The consultant was paid by granting options to purchase an aggregate of 200,000 shares of the Company's common stock. On August 26, 2002 the Company terminated the agreement and cancelled the two stock options.

15. LOSS PER SHARE

Basic loss per share is computed by dividing loss applicable to common shares by the weighted-average number of common shares outstanding for the period. During the three and nine month periods ended September 30, 2002, options and warrants to purchase 1,153,100 shares of the Company's common stock and 810,800 shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted weighted average common shares outstanding because their effect would be antidilutive. During the three and nine month periods ended September 30, 2001, options to purchase 835,222 shares of the Company's common stock were excluded from the calculation of diluted weighted average common shares outstanding because their effect would be antidilutive.

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

GENERAL

As used herein and unless otherwise indicated, the terms "Company," "we," and "our" refer to Pacific Magtron International Corp. and each of our subsidiaries. We provide solutions to customers in several synergetic and growing segments of the computer industry. Our business is organized into five divisions: PMI, PMIGA, FNC, Lea/LiveMarket and LiveWarehouse. Our subsidiaries, PMI and PMIGA, provide the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEMs and systems integrators. PMIGA commenced operations in October 2000 and distributes PMI's products in the southeastern United States market. To capture the expanding corporate IT infrastructure market, we established the FrontLine Network Consulting division in 1998 to provide professional services to mid-market companies focused on consulting, implementation and support services of Internet technology solutions. During 2000, this division was incorporated as FNC. On September 30, 2001, FNC acquired certain assets of Technical Insights, Inc., a computer technical support company, in exchange for 16,142 shares of our common stock then valued at $20,000. The acquired business unit, Technical Insights, enables FNC to provide computer technical training services to corporate clients.

In 1999 we invested in a 50%-owned joint software venture, Lea Publishing, LLC, to focus on Internet-based software application technologies to enhance corporate IT services. Lea was a development stage company. In June 2000, we increased our direct and indirect interest in Lea to 62.5% by completing our purchase of 25% of the outstanding common stock of Rising Edge Technologies, Ltd., the other 50% owner of Lea. In December 2001, we entered into an agreement with Rising Edge and its principal owners to exchange the 50% Rising Edge ownership in Lea for our 25% interest in Rising Edge. As a consequence, we own 100% of Lea and no longer have an interest in Rising Edge. Certain LiveMarket assets, which were initially purchased through PMICC, were transferred to Lea in the fourth quarter of 2001. On May 28, 2002, Lea Publishing, Inc. was incorporated in California. Effective June 1, 2002, Lea Publishing, LLC transferred all of its assets and liabilities to Lea Publishing, Inc.

In December 2001, LiveWarehouse, Inc. was incorporated as a wholly-owned subsidiary of PMIC, to provide consumers a convenient way to purchase computer products via the internet.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                               ---------------------     ---------------------
                                 2002         2001         2002         2001
                               --------     --------     --------     --------
Sales                             100.0%       100.0%       100.0%       100.0%
Cost of sales                      94.2         93.0         93.2         93.1
                               --------     --------     --------     --------
Gross margin                        5.8          7.0          6.8          6.9
Operating expenses                 11.5          8.6         13.2         10.6
                               --------     --------     --------     --------
(Loss)from operations              (5.7)        (1.6)        (6.4)        (3.7)
Other income (expense), net        (0.3)        (0.3)        (0.3)        (0.6)
Income tax benefit                  1.9          0.0          2.2          0.6
Minority interest                   0.0          0.0          0.0          0.0
                               --------     --------     --------     --------
Net (loss)                         (4.1)%       (1.9)%       (4.5)%       (3.7)%
                               ========     ========     ========     ========

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Sales for the three months ended September 30, 2002 were $18,231,100, a decrease of $2,609,100, or approximately 12.5%, compared to $20,840,200 for the three months ended June 30, 2001. The decrease was primarily attributable to decreased revenues at PMI and PMIGA partially offset by the revenues of newly formed LiveWarehouse and newly acquired Lea.

The combined sales of PMI and PMIGA were $17,179,700 for the three months ended September 30, 2002, a decrease of $3,022,100, or approximately 15.0%, compared to $20,201,800 for the three months ended September 30, 2001. Sales for PMI decreased by $1,709,700, or 10.1%, from $16,993,600 for the three months ended September 30, 2001 to $15,283,900 for the three months ended September 30, 2002. PMIGA's sales decreased by $1,312,400, or 40.9%, from $3,208,200 for the three months ended September 30, 2001 to $1,895,800 for the three months ended September 30, 2002. The decrease in PMI and PMIGA sales was primarily due to a continuing decline in the computer component market and the intense competition in pricing in the computer component market during the quarter ending September 30, 2002 compared to the comparable quarter in 2001.

Sales generated by FNC for the three months ended September 30, 2002 were $650,100, an increase of $11,700 or 1.8%, compared to $638,400 for the three months ended September 30, 2001. FNC sales were essentially flat due to a slow and stagnant economy. Our customers have not increased their purchases from us in computer networking.

In the fourth quarter of 2001, PMICC acquired certain assets of LiveMarket. These assets were subsequently transferred to Lea. Prior to the LiveMarket acquisition, Lea did not generate any revenues as it was in the development stage. Revenues, primarily from services performed, generated by Lea were $79,000 for the three months ended September 30, 2002.

In December 2001, LiveWarehouse, Inc. (LW) was incorporated as a wholly-owned subsidiary of PMIC, to provide consumers a convenient way to purchase computer products via the internet. Sales generated by LW were $322,300 for the three months ended September 30, 2002.

Consolidated gross margin for the three months ended September 30, 2002 was $1,052,100, or 5.8% of sales, compared to $1,465,200, or 7.0% of sales, for the three months ended September 30, 2001. The decrease in gross margin was primarily attributable to the intense competition on pricing in the computer component market experienced by PMI and PMIGA.

The combined gross margin for PMI and PMIGA was $794,200, or 4.6% of sales for the three months ended September 30, 2002, compared to $1,343,500 or 6.7% of sales for the three months ended September 30, 2001. PMI's gross margin was $687,800, or 4.5%, of sales for the three months ended September 30, 2002 compared to $1,141,700, or 6.7%, for the three months ended September 30, 2001. PMIGA's gross margin was $106,400, or 5.6%, of sales for the three months ended September 30, 2002 compared to $201,800, or 6.3%, of sales for the three months ended September 30, 2001. The decrease in gross margin was primarily due to an intense competition in market pricing of computer component products during the three months ending September 30, 2002 compared to the comparable three months in 2001. We expect the pricing competition in the market will continue in a slow economy. This would have an adverse impact on our gross margin.

FNC's gross margin was $143,100, or 22.0% of sales, for the three months ended September 30, 2002 compared to $121,700, or 19.1% of sales, for the three months ended September 30, 2001. The higher gross margin percentage in 2002 was due to an increase in service revenues earned as a percent of total sales for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Service revenues were $115,600 for the three months ended September 30, 2002 compared to $35,600 for the three months ended September 30, 2001. In general, FNC has a higher gross margin on consulting and implementation service revenues than product sales revenues. We expect to maintain the similar mix of service/equipment revenues as the economy continues to stagnate.

Lea experienced an overall gross margin of $49,600, or 62.8% of sales, for the three months ended September 30, 2002. Lea's gross margin was generated primarily from services performed.

Gross margin for LW was $65,000, or 20.1% of sales, for the three months ended September 30, 2002. The gross margin realized in retail sales is generally higher than wholesale distribution.

Consolidated operating expenses, which consist of research and development and selling, general and administrative expenses, were $2,086,300 for the three months ended September 30, 2002, an increase of $301,800, or 16.9%, compared to $1,784,500 for the three months ended September 30, 2001.

The increase in consolidated operating expenses was partially due to the inclusion of the operating and development support expenses of $211,500 for Lea for the three months ended September 30, 2002 which were not incurred during the same period in 2001.

LW began its operations in the first quarter of 2002. The increase in consolidated operating expenses was partially due to the inclusion of the operating expenses of $91,800 for LW for the three months ended September 30, 2002 which were not incurred during the same period in 2001.

Consolidated expense for the Company's investor relations and other expenses for maintaining the status of PMIC as a publicly-held company increased from $17,600 for the three months ended September 30, 2001 to $84,900 for the three months ended September 30, 2002. These expenses were partially offset by, among other cost-cutting measures, reducing our employee count from 97 as of September 30, 2001 to 93 as of September 30, 2002 for PMI, PMIGA, and FNC and decreasing our labor cost by $146,500 for the three months ended September 30, 2002 compared to the same period in 2001.

PMI's operating expenses were $1,133,600 for the three months ended September 30, 2002 compared to $1,148,000 for the three months ended September 30, 2001. The decrease of $14,400, or 1.3%, was mainly due to a reduction in our employee count from 66 as of September 30, 2001 to 62 as of September 30, 2002 resulting in a decrease in payroll expenses of approximately $177,000 and was mostly offset by an increase in allocated corporate expenses from PMIC to PMI. These allocated expenses primarily relate to maintaining the status of PMIC as a publicly-held company, and include among others, investor relations expenses and professional service expenses. Investor relations and professional service expense increased by $58,200 and $67,200, respectively, for the three months ended September 30, 2002 compared to the same period in 2001.

PMIGA's operating expenses were $257,500 for the three months ended September 30, 2002, a decrease of $31,600, or 10.9%, compared to $289,100 for the three months ended September 30, 2001. The decrease was primarily due to a reduction in our employee count from 19 as of September 30, 2001 to 15 as of September 30, 2002 resulting in a decrease in payroll expense of approximately $52,800.

FNC's operating expenses were $392,100 for the three months ended September 30, 2002, an increase of $94,300 or 31.7%, compared to $297,800 for the three months ended September 30, 2001. The increase was primarily the result of the operating expenses of Technical Insight (TI), whose assets were acquired in September 20, 2001, which were not incurred in the comparative prior year period. This increase was partially offset by a decrease in professional service expenses of approximately $21,900.

Consolidated loss from operations for the three months ended September 30, 2002 was $1,034,200 compared to $319,300 for the three months ended September 30, 2001, an increase of 223.9%. As a percent of sales, consolidated loss from operations was 5.7% for the three months ended September 30, 2002 compared to 1.6% for the three months ended September 30, 2001. The increase in consolidated loss from operations was primarily due to a 16.9% increase in consolidated operating expenses and a decrease in gross margin experienced during the current period. Loss from operations for the three months ended September 30, 2002, including allocations of PMIC corporate expenses, for PMI, PMIGA, FNC, Lea and LW were $505,800, $54,200, $38,000, $14,200, and $39,700, respectively.

Consolidated interest income was $4,300 for the three months ended September 30, 2002 compared to $20,000 for the three months ended September 30, 2001. The decrease in interest income was mainly due to a decline in interest rates and funds on deposit in interest bearing accounts.

Consolidated interest expense was $45,800 for the three months ended September 30, 2002 compared to $60,200 for the three months ended September 30, 2001. The decrease in interest expense was mainly due to a decrease in the floating interest rate charged on one of our mortgages on our office building facility located in Milpitas, California.

In March 2002, legislation was enacted to extend the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred in 2001 and 2002. As a result, we computed the weighted average effective tax rate which originated the net operating losses and recorded an income tax benefit of $341,400 on the net operating tax loss incurred for the three months ended September 30, 2002 using the weighted average effective tax rate.

On May 31, 2002 the Company issued 600 shares of its 4% Series A Redeemable Convertible Preferred Stock and a warrant for 300,000 shares of common stock to an investor. The value of the beneficial conversion option of these 600 shares of 4% Series A Redeemable Convertible Preferred Stock and the warrant was $303,000 and $148,300, respectively. The accretion of the 4% Series A Preferred Stock was $6,100 from the three months ended September 30, 2002. The value of the accretion of the preferred stock was included in the loss applicable to the common shareholders in the calculation of the loss per common share.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Sales for the nine months ended September 30, 2002 were $51,241,200, a decrease of $4,516,900, or approximately 8.1%, compared to $55,758,100 for the nine months ended September 30, 2001. The decrease was primarily attributable to decreased revenues at PMI and PMIGA partially offset by the revenues of newly formed LiveWarehouse and newly acquired Lea.

The combined sales of PMI and PMIGA were $48,238,000 for the nine months ended September 30, 2002, a decrease of $5,335,800 or approximately 10.0%, compared to $53,573,800 for the nine months ended September 30, 2001. Sales for PMI decreased by $4,319,100, or 9.6%, from $44,993,700 for the nine months ended September 30, 2001 to $40,674,600 for the nine months ended September 30, 2002. PMIGA's sales decreased by $1,016,700, or 11.8%, from $8,580,100 for the nine months ended September 30, 2001 to $7,563,400 for the nine months ended September 30, 2002. The decrease in PMI and PMIGA sales was primarily due to a continuing decline in the computer component market and the intense competition in pricing in the computer component market during the nine months ending September 30, 2002 compared to the comparable nine months in 2001.

Sales recognized by FNC for the nine months ended September 30, 2002 were $2,131,200, a decrease of $53,100 or 2.4%, compared to $2,184,300 for the nine month ended September 30, 2001. FNC sales were essentially flat due to a slow and stagnant economy. Our customers had not increased their purchases from us in computer networking.

In the fourth quarter of 2001, PMICC acquired certain assets of LiveMarket. Subsequently, these assets were transferred to Lea. Prior to the LiveMarket acquisition, Lea did not generate any revenues as it was in the development stage. Revenues generated by Lea were $412,000 for the nine months ended September 30, 2002.

In December 2001, LiveWarehouse, Inc. (LW) was incorporated as a wholly-owned subsidiary of PMIC to provide consumers a convenient way to purchase computer products via the internet. Sales generated by LW were $460,000 for the nine months ended September 30, 2002.

Consolidated gross margin for the nine months ended September 30, 2002 was $3,507,600, or 6.8% of sales, compared to $3,824,900, or 6.9% of sales, for the nine months ended September 30, 2001. The decrease in gross margin was primarily attributable to the intense competition on pricing of computer component products in the market experienced by PMI and PMIGA.

The combined gross margin for PMI and PMIGA was $2,847,100, or 5.9% of sales, for the nine months ended September 30, 2002, compared to $3,521,800 or 6.6% of sales, for the nine months ended September 30, 2001. PMI's gross margin was $2,476,600, or 6.1% of sales, for the nine months ended September 30, 2002 compared to $3,091,700, or 6.9% of sales, for the nine months ended September 30, 2001. PMIGA's gross margin was $370,500, or 4.9% of sales, for the nine months ended September 30, 2002 compared to $430,100, or 5.0% of sales, for the nine months ended September 30, 2001. The decrease in PMI and PMIGA gross margin was primarily due to an intense competition on pricing of computer component products in the market during the nine months ending September 30, 2002 compared to the comparable nine months in 2001. We expect the pricing competition in the market will continue in a slow economy. This would have an adverse impact on our gross margin.

FNC's gross margin was $392,600, or 18.4% of sales, for the nine months ended September 30, 2002 compared to $303,100, or 13.9% of sales, for the nine months ended September 30, 2001. The higher gross margin percentage in 2002 was due to an increase in service revenues earned as a percent of total sales for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Service revenues were $366,800 for the nine months ended September 30, 2002 compared to $114,100 for the nine months ended September 30, 2001. In general, FNC has a higher gross margin on consulting and implementation service revenues than product sales revenues. We expect to maintain the similar mix of service/equipment revenues as the economy continues to stagnate.

Lea experienced an overall gross margin of $175,600, or 42.6% of sales, for the nine months ended September 30, 2002. Lea's gross margin was derived primarily from service revenues.

Gross margin for LW was $92,300, or 20.1% of sales, for the nine months ended September 30, 2002. The gross margin realized in retail sales is generally higher than wholesale distribution.

Consolidated operating expenses, which consist of research and development and selling, general and administrative expenses, were $6,763,100 for the nine months ended September 30, 2002, an increase of $837,400, or 14.1% compared to $5,925,700 for the nine months ended September 30, 2001.

The increase in consolidated operating expenses was partially due to the inclusion of the operating and development support expenses of $787,000 for Lea for the nine months ended September 30, 2002 which were not incurred during the same period in 2001.

LW began its operations in the first quarter of 2002. The increase in consolidated operating expenses was partially due to the inclusion of the operating expenses of $274,000 for LW for the nine months ended September 30, 2002 which were not incurred during the same period in 2001.

The Company has also experienced a lower level of bad debt write-offs. The consolidated bad debt expense decreased from $297,000 for the nine months ended September 30, 2001 to $189,800 for the nine months ended September 30, 2002. Consolidated expense for the Company's investor relations for maintaining the status of PMIC as a publicly-held company was $335,300 for the nine months ended September 30, 2002 compared to $116,400 for the nine months ended September 30, 2001. These expenses were partially offset by, among other cost-cutting measures, reducing our employee count from 97 to 93 for PMI, PMIGA, and FNC and decreasing our labor cost by $462,000 for the nine months ended September 30, 2002 compared to the same period in 2001.

PMI's operating expenses were $3,561,200 for the nine months ended September 30, 2002 compared to $3,868,300 for the nine months ended September 30, 2001. The decrease of $307,100, or 7.9%, was mainly due to a reduction in our employee count from 66 as of September 30, 2001 to 62 as of September 30, 2002 resulting in a decrease in payroll expenses of approximately $462,600 and the decrease in bad debt expense of $144,100 and was mostly offset by an increase in allocated corporate expenses from PMIC to PMI. These allocated expenses primarily relate to maintaining the status of PMIC as a publicly-held company, and include among others, investor relations and professional service expenses. Investor relations and professional service expense increased by $174,000 and $83,000, respectively, for the nine months ended September 30, 2002 compared to the same period in 2001.

PMIGA's operating expenses were $878,200 for the nine months ended September 30, 2002, a decrease of $65,500, or 6.9% compared to $943,700 for the nine months ended June 30, 2001. The decrease was primarily due to a reduction in our employee count from 19 as of September 30, 2001 to 15 as of September 30, 2002 resulting in a decrease in payroll expense of approximately $155,900 which was partially offset by the increase in bad debt expense of $26,400 and allocated corporate expenses from PMIC to PMIGA. These allocated expenses primarily relate to maintaining the status of PMIC as a publicly-held company, and include, among others, investor relations and professional service expenses. Investor relations expense increased by $35,500 for the nine months ended September 30, 2002 compared to the same period in 2001.

FNC's operating expenses were $1,262,700 for the nine months ended September 30, 2002, an increase of $220,500, or 21.2%, compared to $1,042,200 for the nine months ended September 30, 2001. FNC acquired certain assets of a computer technical support company, Technical Insight (TI) on September 30, 2001. The operating expenses for the nine months ended September 30, 2002 included the expenses of operating TI. Payroll expense, including TI, was $999,300 for the nine months ended September 30, 2002 compared to $838,900 for the nine months ended September 30, 2001, an increase of $160,400. Rent expense for TI was $27,400 for the nine months ended September 30, 2002. FNC also experienced an increase in bad debt expense of $10,500 for the nine months ended September 30, 2002. The increases were partially offset by a decrease in professional service expenses of approximately $63,100.

Consolidated loss from operations for the nine months ended September 30, 2002 was $3,255,500 compared to $2,100,800 for the nine months ended September 30, 2001, an increase of 55.0%. As a percent of sales, consolidated loss from operations was 6.4% for the nine months ended September 30, 2002 compared to 3.8% for the nine months ended September 30, 2001. The increase in consolidated loss from operations was primarily due to an 8.1% decrease in consolidated sales and a 14.1% increase in consolidated operating expenses. Loss from operations for the nine months ended September 30, 2002, includes allocations of PMIC corporate expenses, for PMI, PMIGA, FNC, Lea and LW was $1,591,500, $252,600, $141,200, $69,900, and $151,700, respectively.

Consolidated interest income was $14,600 for the nine months ended September 30, 2002 compared to $107,900 for the nine months ended September 30, 2001. The decrease in interest income was mainly due to a decline in interest rates and funds available to earn interest.

Consolidated interest expense was $138,900 for the nine months ended September 30, 2002 compared to $201,900 for the nine months ended September 30, 2001. The decrease in interest expense was largely due to a decrease in the floating interest rate charged on one of our mortgages on our office building facility located in Milpitas, California.

In June 2001, the Company established a 100% reserve on the investment in TargetFirst Inc. as a result of an evaluation of the net realizable value of this investment. An impairment loss of $250,000 was recorded in June 2001.

In March 2002, legislation was enacted to extend the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred in 2001 and 2002. As a result, we computed the weighted average effective tax rate which originated the net operating losses and recorded an income tax benefit of $1,107,000 on the net operating tax loss incurred for the nine months ended September 30, 2002 using the weighted average effective tax rate.

On May 31, 2002 the Company issued 600 shares of its 4% Series A Redeemable Convertible Preferred Stock and a warrant for 300,000 shares of common stock to an investor. The value of the beneficial conversion option of these 600 shares of 4% Series A Redeemable Convertible Preferred Stock and the warrant was $303,000 and $148,300, respectively. The accretion of the 4% Series A Preferred Stock was $8,100 from the issuance date (May 31, 2002) to September 30, 2002. The value of the beneficial conversion option, the warrant, and the accretion of the preferred stock, totaling $459,400 was included in the loss applicable to the common shareholders in the calculation of the loss per common share for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

It is our business plan that we finance our operations primarily through cash generated by operations and borrowings under our floor plan inventory loans and line of credit. The continued decline in sales, the continuation of operating losses or the loss of credit facilities could have a material adverse effect on the operating cash flows of the Company.

As of June 30, 2002, the Companies did not meet the revised minimum tangible net worth and profitability covenants, giving Transamerica, among other things, the right to call the loan and immediately terminate the credit facility. On October 23, 2002, Transamerica issued a waiver of the default occurring on June 30, 2002 and revised the terms and covenants under the credit agreement. Under the revised terms, the credit facility includes FNC as an additional borrower and PMIC continues as a guarantor. Effective October 2002, the new credit limit is $3 million in aggregate for inventory loans and the letter of credit facility. The letter of credit facility is limited to $1 million. The credit limits for PMI and FNC are $1,750,000 and $250,000, respectively. As of September 30, 2002, the Companies did not meet the revised covenants relating to profitability and tangible net worth. This gives Transamerica, among other things, the right to call the loan and immediately terminate the credit facility.

On May 31, 2002 the Company entered into a Preferred Stock Purchase Agreement with an investor. Under the agreement, the Company agreed to issue 1,000 shares of its preferred stock at $1,000 per share. The Company issued 600 shares of its preferred stock and warrants for purchasing 400,000 shares of the Company's common stock for a net proceeds of $477,500 on May 31, 2002. We expect to issue the additional 400 shares for an estimated gross proceeds of $370,000 in the fourth quarter 2002. Even though we have completed the required registration of the underlying common stock in October 2002, there is no assurance these remaining 400 shares will be sold.

At September 30, 2002, the Company had consolidated cash and cash equivalents totaling $2,667,400 (excluding $250,000 in restricted cash) and working capital of $3,960,400, a decrease of $1,774,500 compared to the working capital at December 31, 2001. At December 31, 2001, we had consolidated cash and cash equivalents totaling $3,110,000 (excluding $250,000) in restricted cash) and working capital of $5,734,900. The decrease in working capital is primarily due to an increase in accounts payable.

Net cash used in operating activities during the nine months ended September 30, 2002 was $233,600, which principally reflected the net loss incurred during the period, and an increase in inventories, which was partially offset by an increase in accounts payable and a decrease in accounts receivable. On June 12, 2002, the Company received a Federal income tax refund of $1,034,700.

Net cash used by investing activities during the nine months ended September 30, 2002 was $102,300, resulting from the purchases of property and equipment of $128,000 and an increase of $22,700 in deposits and other assets. These uses were partially offset by the proceeds from the sale of property and equipment.

Net cash used in financing activities was $106,700 for the nine months ended September 30, 2002, primarily due to net decreases in the floor plan inventory loans and principal payments on the mortgages on our office facility. This was partially offset by the net proceeds of $477,500 from the issuance of preferred stock.

On July 13,  2001,  PMI and PMIGA  (the  Companies)  obtained  a new $4  million
(subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (Transamerica). This credit facility has a term of two years, subject to automatic renewal from year to year thereafter. The credit facility can be terminated by either party upon 60 days' prior written notice and immediately if the Companies lose the right to sell or deal in any product line of inventory. The Companies are subject to an early termination fee equal to 1% of the then established credit limit. The facility includes a $2.4 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories), a $600,000 working capital line and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowing under the inventory loans are subject to 30 to 60 days repayment, at which time interest begins to accrue at the prime rate, which was 4.75% at September 30, 2002. Draws on the working capital line also accrue interest at the prime rate.

Under the agreement, PMI and PMIGA granted Transamerica a security interest in all of their accounts, chattel paper, cash, documents, equipment, fixtures, general intangibles, instruments, inventories, leases, supplier benefits and proceeds of the foregoing. The Companies are also required to maintain certain financial covenants. As of December 31, 2001, the Companies were in violation of the minimum tangible net worth covenant. On March 6, 2002, Transamerica issued a waiver of the default and revised the covenants under the credit agreement retroactively to September 30, 2001. The revised covenants require the Companies to maintain certain financial ratios and to achieve certain levels of profitability. As of December 31, 2001 and March 31, 2002, the Companies were in compliance with these revised covenants. As of June 30, 2002, the Companies did not meet the revised minimum tangible net worth and profitability covenants, giving Transamerica, among other things, the right to call the loan and immediately terminate the credit facility.

On October 23, 2002, Transamerica issued a waiver of the default occurring on June 30, 2002 and revised the terms and covenants under the credit agreement. Under the revised terms, the credit facility includes FNC as an additional borrower and PMIC continues as a guarantor. Effective October 2002, the new credit limit was reduced to $3 million in aggregate for inventory loans and the letter of credit facility. The letter of credit facility is limited to $1 million. The credit limits for PMI and FNC are $1,750,000 and $250,000, respectively. As of September 30, 2002, there were outstanding draws of $990,800 on the credit facility. As of September 30, 2002, the Companies did not meet the covenants as revised on October 23, 2002 relating to profitability and tangible net worth, constituting a technical default. This gives Transamerica, among other things, the right to call the loan and immediately terminate the credit facility. We are currently in discussions with Transamerica to obtain a waiver of the covenant default. There is no assurance that a waiver will be obtained from Transamerica nor that the covenants will be revised with terms favorable to us.

In March 2001, FNC obtained a $2 million discretionary credit facility from Deutsche Financial Services Corporation (Deutsche) to purchase inventory. To secure payment, Deutsche obtained a security interest in all of FNC's inventory, equipment, fixtures, accounts, reserves, documents, general intangible assets and all judgments, claims, insurance policies, and payments owed or made to FNC. Under the loan agreement, all draws matured in 30 days. Thereafter, interest accrued at the lesser of 16% per annum or at the maximum lawful contract rate of interest permitted under applicable law.

FNC was required to maintain certain financial covenants to qualify for the Deutsche bank credit line, and was not in compliance with certain of these covenants as of June 30, 2002 and December 31, 2001, which constituted a technical default under the credit line. This gave Deutsche the right to call the loan and terminate the credit line. The credit facility was guaranteed by PMIC and could be terminated by Deutsche immediately given the default. On April 30, 2002, Deutsche elected to terminate the credit facility effective July 1, 2002. Upon termination, the outstanding balance must be repaid in accordance with normal terms and provisions of the financing agreement. As of September 30, 2002, there were outstanding draws of $11,600 on the credit line. The entire outstanding balance was repaid on October 9, 2002.

Pursuant to one of our bank mortgage loans with a $2,393,700 balance at September 30, 2002, we are required to maintain certain financial covenants. During 2001, we were in violation of a consecutive quarterly loss covenant and an EBITDA coverage ratio covenant, which is an event of default under the loan agreement that gives the bank the right to call the loan. A waiver of these loan covenant violations was obtained from the bank in March 2002, retroactive to September 30, 2001, and through December 31, 2002. As a condition for this waiver, we transferred $250,000 to a restricted account as a reserve for debt servicing. This amount has been reflected as restricted cash in the consolidated financial statements.

We presently have insufficient working capital to pursue our long-term growth plans with respect to expansion of our service and product offerings. We believe, however, that our existing cash, trade credits from suppliers, anticipated income tax refunds, and proceeds from issuance of additional preferred stock will satisfy our anticipated requirements for working capital to support our present operations through the next 12 months, provided we are able to maintain our existing credit lines or obtain comparable replacement credit facilities.

On May 31, 2002 we received net proceeds of $477,500 from the issuance of 600 shares of 4% Series A Preferred Stock. We expect an additional 400 shares will be issued in the fourth quarter 2002. Even though we have completed the required registration of the underlying common stock in October 2002, there is no assurance these remaining 400 shares will be sold or that we will be able to obtain additional capital beyond the issuance of these 1,000 shares of Preferred stock. Upon the occurrence of a Triggering Event, such as the Company were a party in a "Change of Control Transaction," among others, as defined, the holder of the preferred stock has the rights to require us to redeem its preferred stock in cash at a minimum of 1.5 times the Stated Value. As of September 30, 2002, the redemption value of the Series A Preferred Stock, if the holder had required us to redeem the Series A Preferred Stock as of that date, was $912,200. Even though we do not expect those Triggering Events will occur, there is no assurance that those events will not occur. In the event we are required to redeem our Series A Preferred Stock in cash, we might experience a reduction in our ability to operate the business at the current level.

We are actively seeking additional capital to augment our working capital and to finance our new business. However, there is no assurance that we can obtain such capital, or if we can obtain capital that it will be on terms that are acceptable to us.

Our stock is currently traded on the Nasdaq SmallCap Market. On August 19, 2002 we received a letter from the Nasdaq Stock Market informing us that we did not meet the criteria for continued listing on the Nasdaq SmallCap Market. The letter stated that Nasdaq will monitor our common stock and if it closes above $1.00 for a minimum of ten consecutive trading days, Nasdaq will notify us of our compliance with its continued listing standards. If we do not meet the continued listing standards by February 18, 2003, Nasdaq will evaluate whether we meet the initial listing criteria of the SmallCap Market. If we do not, Nasdaq will inform us of its intent to delist our common stock. If we do, Nasdaq will provide an additional 180 days to come into compliance with the continued listing criteria. If we still do not meet the continued listing criteria at the end of the additional period, Nasdaq will inform us of its intent to delist our common stock. We cannot assure you that we will meet any of such deadlines or criteria. If our common stock is delisted, the market for our common stock will decline and it will be more difficult to trade in our common stock, which will likely cause a decrease in the price of our common stock.

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002, the Company made short-term salary advances to a shareholder/officer totaling $30,000, without interest. These advances were recorded as a bonus to the shareholder/officer during the second quarter ended June 30, 2002.

We sell computer products to a company owned by a member of our Board of Directors. Management believes that the terms of these sales transactions are no more favorable than given to unrelated customers. For the nine months ended September 30, 2002, and 2001, the Company recognized $494,400 and $476,200, respectively, in sales revenues from this customer. Included in accounts receivable as of September 30, 2002 is $96,300 due from this related customer.

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

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, BUSINESS COMBINATIONS, and No.142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The Company recorded its acquisition of Technical Insights and LiveMarket in September and October 2001 in accordance with SFAS No. 141 and did not recognize any goodwill relating to these transactions. However, certain intangibles totaling $59,400, including intellectual property and vendor reseller agreements, were identified and recorded in the consolidated financial statements in deposits and other assets.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE INCURRED OPERATING LOSSES AND DECREASED REVENUES RECENTLY AND WE CANNOT ASSURE YOU THAT THIS TREND WILL CHANGE. We incurred net losses for the year ended December 31, 2001 and the nine months ended September 30, 2002 of $2,850,700 and $2,310,300, respectively, and we may continue to incur losses. In addition, our revenues decreased 15.6% during the year ended December 31, 2001 as compared to the corresponding period in 2000 and 8.1% for the nine months ended September 30, 2002 as compared to the corresponding period in 2001. Our future ability to execute our business plan will depend on our efforts to increase revenues and return to profitability. We have implemented plans to reduce overhead and operating costs (such as reducing our labor costs), and to build upon our existing business and capture new business. No assurance can be given, however, that these actions will result in increased revenues, decreased expenses, and profitable operations, which may have an adverse impact on our ability to execute our business plan.

WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SECURE ADDITIONAL CAPITAL REQUIRED BY OUR BUSINESS. We recently completed a private placement of 600 shares of our Series A Convertible Preferred Stock with net proceeds of $477,500. We expect to complete the sale of an additional 400 shares of Series A

Preferred Stock for gross proceeds of approximately $370,000 in the fourth quarter 2002. Based on our present operations, we anticipate that our working capital, including the $477,500 raised in our recent placement, the $370,000 expected to be raised in the fourth quarter 2002 and the income tax refunds to be received in 2003, will satisfy our working capital needs for the next twelve months, provided we are able to maintain our existing credit lines or obtain comparable replacement credit facilities. If we fail to raise additional working capital prior to the end of that time or if the sale of the additional 400 shares of Series A Preferred Stock is not completed in a timely manner, we will be unable to pursue our business plan involving expansion of our service and product offerings. We must obtain additional financing to continue to expand our distribution business, and to develop our FNC business. We can give no assurance that we will be able to obtain additional capital when needed or, if available, that such capital will be available at terms acceptable to us.

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

We are currently in violation of covenants number 2 and 3 above, but we have received a waiver for such violation through the end of 2002.

Our subsidiaries, PMI, PMIGA and FNC also have a flooring line with Transamerica Commercial Finance Corporation. We must also meet certain financial covenants with respect to this line. These covenants are:

     1) The combined total indebtedness of PMI and PMIGA and FNC may not exceed 3.25 times their tangible net worth on a quarterly basis;

     2) The combined tangible net worth of PMI and PMIGA and FNC may not be less than $4,250,000;

     3) The combined EBIT of PMI and PMIGA and FNC must be greater than $0 for the quarter ended September 30, 2002 and $275,000 for the quarter ended December 31, 2002.

We were in violation of our tangible net worth covenant (prior to revisions discussed below) as of December 31, 2001. However, Transamerica waived the violation and revised the credit agreement retroactively to September 30, 2001. We received a letter from Transamerica stating that PMI and PMIGA were in compliance with all of the above covenants as of March 31, 2002. We were also in violation of our tangible net worth covenant and the EBIT covenant as of June 30, 2002 which gave Transamerica, among other things, the right to call the loan and immediately terminate the credit facility. On October 23, 2002, Transamerica issued a waiver of the default as of June 30, 2002 and revised the terms and covenants under the credit agreement. Under the revised terms, PMIC continues as a guarantor of the loans and the credit facility and includes FNC as a borrower. The new credit limit was reduced to $3 million in aggregate for inventory loans and the letter of credit facility. The letter of credit facility is limited to $1 million. The credit limits for PMI and FNC are $1,750,000 and $250,000, respectively. As of September 30, 2002, the Companies did not meet the covenants as revised on October 23, 2002 relating to profitability and tangible net worth. This constitutes a technical default and gives Transamerica, among other things, the right to call the loan and immediately terminate the credit facility.

We cannot assure you that we will be able to meet all of these financial covenants in the future. If we fail to meet the covenants, the respective lenders may declare us in default and accelerate the loans. If that was to occur, we would be unable to continue our operations without replacement loans or other alternate financing.

OUR COMMON STOCK DOES NOT MEET THE REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ SAMLLCAP MARKET. Our stock is currently traded on the Nasdaq SmallCap Market. On August 19, 2002 we received a letter from the Nasdaq Stock Market informing us that we did not meet the criteria for continued listing on the

Nasdaq SmallCap Market. The letter stated that Nasdaq will monitor our common stock and if it closes above $1.00 for a minimum of ten consecutive trading days, Nasdaq will notify us of our compliance with its continued listing standards. If we do not meet the continued listing standards by February 18, 2003, Nasdaq will evaluate whether we meet the initial listing criteria of the SmallCap Market. If we do not, Nasdaq will inform us of its intent to delist our common stock. If we do, Nasdaq will provide an additional 180 days to come into compliance with the continued listing criteria. If we still do not meet the continued listing criteria at the end of the additional period, Nasdaq will inform us of its intent to delist our common stock. We cannot assure you that we will meet any of such deadlines or criteria. If our common stock is delisted, the market for our common stock will decline and it will be more difficult to trade in our common stock, which will likely cause a decrease in the price of our common stock.

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

IF WE WERE UNABLE TO SECURE PRICE PROTECTION PROVISIONS IN OUR VENDOR AGREEMENTS, THE VALUE OF OUR INVENTORY WOULD QUICKLY DIMINISH. As a distributor, we incur the risk that the value of our inventory will be adversely affected by industry wide forces. Rapid technology change is commonplace in the industry and can quickly diminish the marketability of certain items, whose functionality and demand decline with the appearance of new products. These changes and price
reductions   by  vendors  may  cause  rapid   obsolescence   of  inventory   and
corresponding   valuation  reductions  in  that  inventory.  We  currently  seek provisions in the vendor agreements common to industry practice that provide price protections or credits for declines in inventory value and the right to return unsold inventory. No assurance can be given, however, that we can negotiate such provisions in each of our contracts or that such industry practice will continue.

EXCESSIVE CLAIMS AGAINST WARRANTIES THAT WE PROVIDE COULD ADVERSELY AFFECT OUR BUSINESS. Our suppliers generally warrant the products that we distribute and allow us to return defective products, including those that have been returned to us by customers. We do not independently warrant the products that we distribute, except that we do warrant services provided in connection with the products that we configure for customers and that we build to order from components purchased from other sources. If excessive claims are made against these warranties our results of operations would suffer.

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

WE DEPEND ON KEY SUPPLIERS FOR A LARGE PORTION OF OUR INVENTORY, LOSS OF THOSE SUPPLIERS COULD HARM OUR BUSINESS. One supplier, Sunnyview/CompTronic, accounted for approximately 9%, 10%, 16% and 20% of our total purchases for the nine months ended September 30, 2002 and for the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 1999, one additional supplier located in Taiwan accounted for approximately 11% of our total purchases. Although we have not experienced significant problems with suppliers, there can be no assurance that such relationships will continue or, in the event of a termination of our relationship with any given supplier, that we would be able to obtain alternative sources of supply on comparable terms without a material disruption in our ability to provide products and services to our clients. This may cause a possible loss of sales that could adversely affect our business, financial condition and operating results.

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

WE CANNOT ASSURE YOU THAT OUR PURSUIT OF NEW BUSINESS THROUGH LIVEMARKET WILL BE SUCCESSFUL. We have limited experience in developing commercial software products. While we have experience in marketing computer related products, we have not marketed software or a proprietary line of our own products. This market is very competitive and nearly all of the software publishers or distributors with whom Lea/LiveMarket will compete have greater financial and other resources than Lea/LiveMarket. Presently we are exploring the opportunities to sell this line of business. There can be no assurance that Lea/LiveMarket will generate a profit.

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

ESTABLISHMENT OF OUR NEW BUSINESS-TO-CONSUMER WEBSITE LIVEWAREHOUSE.COM MAY NOT BE SUCCESSFUL. We have established a new business-to-consumer website, LiveWarehouse.com. While sales from this segment have been increasing, we cannot assure you that we will achieve market acceptance for this project and achieve a profit, that we will be able to hire and retain personnel with experience in online retail marketing and management, that we will be able to execute our business plan with respect to this market segment or that we will be able to adapt to technological changes once operational. Further, while we have experience in the wholesale marketing of computer-related products, we have no experience in retail marketing. This market is very competitive and some of our competitors have substantially greater resources than we have.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to one of our bank mortgage loans with a $2,393,700 balance at September 30, 2002 which bears fluctuating interest based on the bank's 90-day LIBOR rate. In addition, our flooring and working capital line bears interest at the bank's prime rate. However, interest expenses incurred in connection with this financing agreement have historically been insignificant. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer and other accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer and other accounting officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this quarterly report Form 10-Q. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not involved as a party to any legal proceeding other than various claims and lawsuits arising in the normal course of our business, none of which, in our opinion, is individually or collectively material to our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 31, 2002 the Company entered into a Preferred Stock Purchase Agreement with an investor (Investor). Under the agreement, the Company agreed to issue 1,000 shares of its Series Preferred Stock at $1,000 per share. On May 31, 2002, the Company issued 600 shares of the Series A Preferred Stock to the Investor. the Company expects the remaining 400 shares to be issued in the fourth quarter 2002 as the last condition precedent to the sale, the effectivity of a registration statement that registers the common stock underlying the Series A Preferred Stock, has been completed. As part of the Preferred Stock Purchase Agreement, the Company issued a common stock purchase warrant to the Investor. The warrant may be exercised at any time within 3 years from the date of issuance and entitles the Investor to purchase of 300,000 shares of the Company's common stock at $1.20 per share and includes a cashless exercise provision. The Company also issued a common stock purchase warrant with the same terms and condition for the purchase of 100,000 shares of the Company's common stock to a broker who facilitated the transaction as a commission. The Series A Preferred Stock and the related warrants were issued under the exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 5. OTHER INFORMATION

Effective June 17, 2002, the Board of Directors appointed Raymond M. Crouse to the Board and as the chairman of the Audit Committee. Mr. Crouse, age 43, is a Director of Litigation & Recovery of De Lage Landen Financial Services.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit   Description                                                  Reference
-------   -----------                                                  ---------
 3.1      Articles of Incorporation                                       (1)

 3.2      Bylaws, as amended and restated                                 (1)

 4.1      Certificate of Designations for theSeries A Preferred Stock     (2)

 10.1     Securities Purchase Agreement dated May 31, 2002, between
          the Company and Stonestreet L.P.                                (2)

 10.2     Registration Rights Agreement dated May 31, 2002, between
          the Company and Stonestreet, L.P.                               (2)

 10.3     Escrow Agreement dated May 31, 2002, between the Company,
          Feldman Weinstein LLP and Stonestreet L.P.                      (2)

 10.4     Stock Purchase Warrant dated May 31, 2002 issued to
          Stonestreet L.P.                                                (2)

 10.5     Stock Purchase Warrant dated May 31, 2002 issued to
          M.H. Meyerson                                                   (2)

 10.6     Amendment No. 2 to Accounts Receivable and Inventory
          Financing Agreement by and between Transamerica
          Commercial Finance Corporation and Pacific Magtron,
          Inc. and Pacific Magtron (GA), Inc.                             (3)

 10.6     Amendment No. 1 to Accounts Receivable and Inventory
          Financing Agreement by and between Transamerica
          Commercial Finance Corporation and Pacific Magtron,
          Inc. and Pacific Magtron (GA), Inc.                             (3)

 10.6     Amendment No. 3 to Accounts Receivable and Inventory
          Financing Agreement by and between Transamerica
          Commercial Finance Corporation and Pacific Magtron,
          Inc. and Pacific Magtron (GA), Inc.                              *

 99.1     Certification of Chief Executive Officer and Chief
          Financial Officer pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002                                       *

(1) Incorporated by reference from the Company's registration statement on Form 10SB-12G filed January 20, 1999.

(2) Incorporated by reference from the Company's current report on Form 8-K filed June 13, 2000.

(3) Filed with Form 10-K, dated December 31, 2001, and incorporated herein by reference.

*    Filed herewith

(b)  Reports on Form 8-K

The Company filed a current report on Form 8-K on June 30, 2002 under Item 5 reporting the sale of its Series A Preferred Stock in a private placement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2002.

                                        PACIFIC MAGTRON INTERNATIONAL CORP.,
                                        a Nevada corporation

                                        By /s/ Theodore S. Li
                                           -------------------------------------
                                           Theodore S. Li
                                           President and Chief Financial Officer

CERTIFICATION

I, Theodore Li, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Pacific Magtron International Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

By: /s/ Theodore S. Li
    ------------------------------
    Theodore S. Li
    Chief Executive Officer/Chief
    Financial Officer