Form 10-Q/A
period 2002-06-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2003-03-31
CIK 1077050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

                    Common Stock, $0.001 par value per share:

           10,485,062 shares issued and outstanding at August 12, 2002

This Form 10-Q/A amends the Quarterly Report of the Company on Form 10-Q previously filed for the quarter ended June 30, 2002. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its consolidated balance sheet as of June 30, 2002 and its consolidated statements of operations and shareholders' equity for the three and six month periods ended June 30, 2002. The restatement is being made to reflect the proper accounting for 600 shares of 4% Series A Redeemable Convertible Preferred Stock and warrants issued on May 31, 2002. As a result of the these adjustments, additional paid-in capital and retained earnings as of June 30, 2002 have been restated by $389,000 and $207,800, respectively. In addition, net loss per share applicable to common shareholders decreased by $0.02 for the three and six month periods ended June 30,2002. The restatement is further described in Note 3 to the consolidated financial statements

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the quarterly period ended June 30, 2002, which has been affected by the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update disclosures in any way, except as required to reflect the effects of this restatement

Part I. - Financial Information

    Item 1. - Consolidated Financial Statements
                Consolidated balance sheets as of June 30, 2002
                (Unaudited) and December 31, 2001                            1-2

                Consolidated statements of operations for the three
                and six months ended June 30, 2002 (Unaudited)
                and 2001 (Unaudited)                                           3

                Consolidated statement of preferred stock and
                shareholders' equity for the six months ended
                June 30, 2002 (Unaudited)                                      4

                Consolidated statements of cash flows for the six
                months ended June 30, 2002 (Unaudited)
                and 2001 (Unaudited)                                           5

              Notes to consolidated financial statements                    6-17

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        18-34

    Item 3. - Quantitative and Qualitative Disclosures About Market Risk      34

Part II - Other Information

    Item 1. - Legal Proceedings                                               35

    Item 2. - Recent Sales of Unregistered Securities                         35

    Item 4. - Submission of Matters to a Vote of Security Holders             35

    Item 5. - Other Information                                               35

    Item 6. - Exhibits and Reports on Form 8-K                                36

Signature                                                                     37

Certifications                                                                38

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        June 30,     December 31
                                                          2002           2001
                                                      -----------    -----------
                                                       (Restated)
ASSETS
Current Assets:
  Cash and cash equivalents                           $ 2,654,900    $ 3,110,000
  Restricted cash                                         250,000        250,000
  Accounts receivable, net of allowance for
    doubtful accounts of $400,000 as of June
    30, 2002 and December 31, 2001                      4,141,200      4,590,100
  Inventories                                           3,184,400      2,952,000
  Prepaid expenses and other current
    assets                                                350,200        387,300
  Deferred income taxes                                   941,700      1,212,200
                                                      -----------    -----------
Total Current Assets                                   11,522,400     12,501,600

Property and Equipment, net                             4,642,500      4,711,500

Deposits and Other Assets                                 180,300        110,200
                                                      -----------    -----------
                                                      $16,345,200    $17,323,300
                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        June 30,     December 31
                                                          2002          2001
                                                       -----------   -----------
                                                       (Restated)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of notes payable                     $    57,700   $    55,900
  Floor plan inventory loans                             1,116,100     1,545,000
  Accounts payable                                       5,298,300     4,786,600
  Accrued expenses                                         350,500       379,200
  Warrants                                                 380,800            --
                                                       -----------   -----------
Total Current Liabilities                                7,203,400     6,766,700

Notes Payable, less current portion                      3,201,200     3,230,300

Deferred Tax Liabilities                                    26,400        34,200

Commitments and Contingencies

Minority Interest                                               --         2,200

Preferred Stock, $0.001 par value; 5,000,000
  Shares authorized;
    4% Series A Redeemable Convertible Preferred
    Stock; 1,000 shares designated; 600 shares
    issued and outstanding (Liquidation value of
    $602,000 as of June 30, 2002)                          178,200            --

Shareholders' Equity:
    Common stock, $0.001 par value; 25,000,000
      shares authorized; 10,485,100 shares issued
      and outstanding                                       10,500        10,500
    Additional paid-in capital                           2,005,500     1,745,500
    Retained earnings                                    3,720,000     5,533,900
                                                       -----------   -----------
Total Shareholders' Equity                               5,736,000     7,289,900
                                                       -----------   -----------
                                                       $16,345,200   $17,323,300
                                                       ===========   ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                               ----------------------------    ----------------------------
                                                   2002            2001            2002            2001
                                               ------------    ------------    ------------    ------------
                                                (Restated)                      (Restated)
Sales:
  Products                                     $ 15,009,000    $ 14,932,200    $ 32,425,900    $ 34,839,400
  Services                                          368,800          29,200         584,200          78,500
                                               ------------    ------------    ------------    ------------
Total Sales                                      15,377,800      14,961,400      33,010,100      34,917,900
                                               ------------    ------------    ------------    ------------
Cost of Sales:
  Products                                       14,075,100      13,978,500      30,256,500      32,540,800
  Services                                          158,900           3,200         298,100          17,400
                                               ------------    ------------    ------------    ------------
Total Cost of Sales                              14,234,000      13,981,700      30,554,600      32,558,200
                                               ------------    ------------    ------------    ------------
Gross Margin                                      1,143,800         979,700       2,455,500       2,359,700
Selling, General and
  Administrative Expenses                         2,289,700       2,051,100       4,676,800       4,141,200
                                               ------------    ------------    ------------    ------------
(Loss) from Operations                           (1,145,900)     (1,071,400)     (2,221,300)     (1,781,500)
                                               ------------    ------------    ------------    ------------
Other (Expense) Income:
  Interest income                                     3,700          34,300          10,300          88,000
  Interest expense                                  (46,700)        (67,800)        (93,100)       (141,700)
  Equity loss on investment                              --          (3,900)             --          (9,900)
  Impairment loss on investment                          --        (250,000)             --        (250,000)
  Change in fair value of warrants
   issued                                            16,500              --          16,500              --
  Other income (expense)                            (24,800)          7,000         (32,100)         14,200
                                               ------------    ------------    ------------    ------------
Total Other (Expense)                               (51,300)       (280,400)        (98,400)       (299,400)
                                               ------------    ------------    ------------    ------------
(Loss) Before Income Tax Benefit
  And Minority Interest                          (1,197,200)     (1,351,800)     (2,319,700)     (2,080,900)
Income Tax Benefit                                 (381,600)       (140,000)       (765,600)       (365,500)
                                               ------------    ------------    ------------    ------------
(Loss) Before Minority Interest                    (815,600)     (1,211,800)     (1,554,100)     (1,715,400)
Minority Interest                                        --              --           2,200          30,000
                                               ------------    ------------    ------------    ------------
Net (Loss)                                         (815,600)     (1,211,800)     (1,551,900)     (1,685,400)
Accretion and deemed dividend related
  to beneficial conversion of 4% Series
  A Convertible Preferred Stock                    (262,000)             --        (262,000)             --
                                               ------------    ------------    ------------    ------------
Net (Loss) applicable to Common
  Shareholders                                 $ (1,077,600)   $ (1,211,800)   $ (1,813,900)   $ (1,685,400)
                                               ============    ============    ============    ============
Basic and diluted (loss) per share             $      (0.10)   $      (0.12)   $      (0.17)   $      (0.17)
                                               ============    ============    ============    ============
Basic and diluted weighted average
  common shares outstanding                      10,485,100      10,162,200      10,485,100      10,131,300
                                               ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
       CONSOLIDATED STATEMENT OF PREFERRED STOCK AND SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                   Preferred Stock                               Shareholders' Equity
                              -------------------------   --------------------------------------------------------------------
                                                                 Common Stock         Additional
                                                          -------------------------     Paid-in       Retained
                                 Shares        Amount        Shares        Amount       Capital       Earnings       Total
                              -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balances, December 31, 2001            --            --    10,485,100   $    10,500   $ 1,745,500   $ 5,533,900    $ 7,289,900

Issuance of 600 shares of
Series A Convertible
Preferred (net of
issuance costs of
$83,800)(restated)                    600       176,200            --            --            --            --             --

Deemed dividend
associated with
beneficial conversion
feature of convertible
preferred stock (restated)             --            --            --            --       260,000      (260,000)            --

Preferred stock accretion              --         2,000            --            --            --        (2,000)        (2,000)

Net Loss (restated)                    --            --            --            --            --    (1,551,900)    (1,551,900)
                              -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balances, June
  30, 2002 (restated)                 600   $   178,200    10,485,100   $    10,500   $ 2,005,500   $ 3,720,000    $ 5,736,000
                              ===========   ===========   ===========   ===========   ===========   ===========    ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              SIX MONTHS ENDED JUNE 30,
                                                             --------------------------
                                                                 2002           2001
                                                             -----------    -----------
                                                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                 $(1,551,900)   $(1,685,400)
  Adjustments to reconcile net (loss) to
    net cash used in operating activities:
      Equity in loss in investment                                    --          9,900
      Impairment loss on investment - TargetFirst                     --        250,000
      Depreciation and amortization                              149,400        135,100
      Provision for doubtful accounts                                 --         50,000
      (Gain) or Loss on disposal of fixed assets                  (8,800)         1,400
      Change in fair value of warrants issued                    (16,500)            --
      Minority interest losses                                    (2,200)       (30,000)
      Changes in operating assets and liabilities:
        Accounts receivable                                      448,900      1,342,600
        Inventories                                             (232,400)      (274,300)
        Prepaid expenses and other current assets                 37,100        113,800
        Deferred income taxes                                    262,700       (234,600)
        Accounts payable                                         511,700       (443,500)
        Accrued expenses                                         (28,700)      (184,500)
                                                             -----------    -----------
  NET CASH USED IN OPERATING ACTIVITIES                         (430,700)      (949,500)
                                                             -----------    -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Notes and interest receivable from shareholders                 --         42,800
      Acquisition of property and equipment                      (66,500)       (61,800)
      Increase in deposits and other assets                      (24,100)       (22,500)
      Proceeds from sale of property and equipment                44,900             --
                                                             -----------    -----------
  NET CASH USED IN INVESTING ACTIVITIES                          (45,700)       (41,500)

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in floor plan inventory loans                (428,900)    (1,326,000)
      Principal payments on notes payable                        (27,300)       (25,100)
      Treasury stock purchases                                        --         (1,100)
      Net proceeds from issuance of redeemable
        convertible preferred stock and Warrants                 477,500             --
                                                             -----------    -----------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             21,300     (1,352,200)
                                                             -----------    -----------
  NET DECREASE IN CASH AND CASH EQUIVALENTS                     (455,100)    (2,343,200)

  CASH AND CASH EQUIVALENTS, beginning of period               3,110,000      4,874,200
                                                             -----------    -----------
  CASH AND CASH EQUIVALENTS, end of period                   $ 2,654,900    $ 2,531,000
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

3. RESTATEMENT

The Company has restated its unaudited consolidated balance sheet at June 30, 2002, and consolidated statements of operations, shareholders' equity, and cash flows for the three and six month periods ended June 30, 2002. The restatement is being made to reflect the proper accounting for 600 shares of 4% Series A Redeemable Convertible Preferred Stock and warrants issued on May 31, 2002 in accordance with accounting principles generally accepted in the United States of America. The Company has adjusted the initial proceeds allocated to the preferred shares and warrants from $409,700 and $148,300, respectively, to $260,000 and $298,000, respectively. The Company also recalculated the fair value of warrants granted to a broker as stock issuance costs, from $49,400 to $99,300, and reallocated the total issuance costs between the purchaser's preferred shares and warrants. The issuance costs related to the warrants have been capitalized and are being amortized over the warrant term of three years. The purchaser and broker warrants have been reclassified to current liabilities and have been adjusted to fair value as of June 30, 2002. The change in fair value of the warrants was $16,500 and was recorded as other income in the consolidated financial statements. In addition, the Company restated the amount of deemed dividend related to a beneficial conversion feature of the preferred stock from $453,300to $260,000, which is also the amount of gross proceeds allocated to the preferred stock. As a result of the these adjustments, additional paid-in capital and retained earnings as of June 30, 2002 have been restated by $389,000 and $207,800, respectively. In addition, net loss per share applicable to common shareholders decreased by $0.02 for the three and six month periods ended June 30,2002.

The restatements have the following impact on the consolidated balance sheet as of June 30, 2002 and the related consolidated statements of operations and shareholder's equity for the three and six month periods then ended:

                                               As previously
                                                 Reported       As restated
                                                -----------     -----------
Consolidated balance sheet:
     Deposits and other assets                  $    84,300     $   180,300
     Total assets                                16,249,200      16,345,200
     Warrant liability                                   --         380,800
     Total current liabilities                    6,822,600       7,203,400
     Preferred stock                                281,800         178,200
     Additional paid-in-capital                   2,394,500       2,005,500
     Retained earnings                            3,512,200       3,720,000
     Total shareholders' equity                   5,917,200       5,736,000
     Total liabilities and shareholders'
       Equity                                    16,249,200      16,345,200

Consolidated statement of operations for three months ended June 30, 2002:

     Change in fair value of warrants issued    $        --    $    16,500
     Total other (expense)                          (67,800)       (51,300)
     (Loss) before income tax benefit and
       minority interest                         (1,213,700)    (1,197,200)
     (Loss) before minority interest               (832,100)      (815,600)
     Net (loss)                                    (832,100)      (815,600)
     Accretion and deemed dividend related to
       Convertible preferred stock                  453,300        262,000
     Net (loss) applicable to common
       shareholders                              (1,285,400)    (1,077,600)
     Basic and diluted (loss) per share         $     (0.12)   $     (0.10)

Consolidated statement of operations for six months ended June 30, 2002:

     Change in fair value of warrants issued    $        --    $    16,500
     Total other (expense)                         (114,900)       (98,400)
     (Loss) before income tax benefit and
       minority interest                         (2,336,200)    (2,319,700)
     (Loss) before minority interest             (1,570,600)    (1,554,100)
     Net (loss)                                  (1,568,400)    (1,551,900)
     Accretion and deemed dividend related to
       Convertible preferred stock                  453,300        262,000
     Net (loss) applicable to common
       shareholders                              (2,021,700)    (1,813,900)
     Basic and diluted (loss) per share         $     (0.19)   $     (0.17)

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

5. STATEMENTS OF CASH FLOWS

Cash was paid during the six months ended June 30, 2002 and 2001 for:

                                               SIX MONTHS ENDING JUNE 30,
                                               --------------------------
                                                   2002          2001
                                                 --------      --------
Income taxes                                     $  1,200      $  1,500
                                                 ========      ========
Interest                                         $ 93,100      $141,700
                                                 ========      ========

Non-cash financing activity:
  Accretion of preferred stock dividend          $   2000      $     --
  Deemed dividend related to beneficial
    conversion of 4% Series A Convertible
    Preferred Stock                              $260,000      $     --

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

The following table presents information about reported segment profit or loss for the six months ended June 30, 2002:

Six Months Ended June 30, 2002:

                                      PMI            PMIGA            FNC                LEA               LW             TOTAL
                                 ------------    ------------    --------------     --------------     ------------    ------------
Revenues external customers      $ 25,390,700    $  5,667,600    $  1,481,100(1)    $    333,000(2)    $    137,700    $ 33,010,100

Segment (loss) before income
  taxes and minority interest        (721,900)       (371,300)       (637,300)          (450,000)          (155,700)     (2,336,200)

The following table presents information about reported segment profit or loss for the six months ended June 30, 2001:

Six Months Ended June 30, 2001:

                                      PMI            PMIGA            FNC                LEA               LW             TOTAL
                                 ------------    ------------    --------------     --------------     ------------    ------------
Revenues external customers      $ 28,000,100    $  5,371,900    $  1,545,900(1)              --                 --    $ 34,917,900

Segment (loss) before income
  taxes and minority interest        (870,100)       (422,800)       (508,700)           (30,100)                --      (1,831,700)

The following table presents information about reported segment profit or loss for the three months ended June 30, 2002:

                                      PMI            PMIGA            FNC                LEA               LW             TOTAL
                                 ------------    ------------    --------------     --------------     ------------    ------------
Revenues external customers      $ 11,960,000    $  2,222,600    $    881,500(3)    $    197,400(2)    $    116,300    $ 15,377,800
Segment (loss) before income
  taxes and minority interest        (416,400)       (229,300)       (298,900)          (183,700)           (85,400)     (1,213,700)

The following table presents information about reported segment profit or loss for the three months ended June 30, 2001:

                                      PMI            PMIGA            FNC                LEA               LW             TOTAL
                                 ------------    ------------    --------------     --------------     ------------    ------------
Revenues external customers      $ 11,788,400    $  2,370,900    $    802,100(3)              --                 --    $ 14,961,400

Segment (loss) before income
  taxes and minority interest        (650,900)       (193,900)       (232,400)           (30,100)                --      (1,107,300)

(1) Includes service revenues of $251,200 and $78,500 in 2002 and 2001, respectively.
(2)  Total amount was derived from service revenues.
(3) Includes service revenues of $171,400 and $29,200 in 2002 and 2001, respectively.

The following is a reconciliation of reportable segment (loss) before income tax benefit and minority interest to the Company's consolidated total:

                                                   Three months     Six months
                                                  Ended June 30,  Ended June 30,
                                                      2002            2002
                                                   -----------     -----------
                                                   (Restated)      (Restated)
Total loss before income taxes and minority
  interest for reportable segments                 $(1,213,700)    $(2,336,200)
Change in fair value of warrants issued                 16,500          16,500
                                                   -----------     -----------
Consolidated loss before income taxes and
  Minority interest                                $(1,197,200)    $(2,319,700)
                                                   -----------     -----------

                                                   Three months     Six months
                                                  Ended June 30,  Ended June 30,
                                                      2001            2001
                                                   -----------     -----------
Total loss before income taxes and minority
  interest for reportable segments                 $(1,107,300)    $(1,831,700)
Inter-company transactions                               9,400          10,700
Equity in loss in investment in Rising Edge             (3,900)         (9,900)
Impairment loss on investment                         (250,000)       (250,000)
                                                   -----------     -----------
Consolidated loss before income taxes and
  Minority interest                                $(1,351,800)    $(2,080,900)
                                                   -----------     -----------

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

In connection with the sales of preferred stock and warrants (see Note 13 below), $96,000 of the issuance costs was allocated to warrants and included in deposits and other assets. The allocated issuance costs are being amortized over the warrant term three years.

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

The Company has accounted for the sale of preferred stock in accordance with Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments." Proceeds of $176,200 (net of a total of $83,800 issuance costs prorated to the preferred stock) were allocated to the Series A Preferred Stock and $298,000 was allocated to the detachable warrant based upon its fair value as computed using the Black-Scholes option pricing model. The carrying amount of the preferred stock was classified as temporary equity and was excluded from the shareholders' equity. The value of the beneficial conversion option on the 600 shares of Series A Preferred Stock was $452,700. However, the recording of the deemed dividend on the date of the issuance was limited to $260,000, which is the gross proceeds allocated to the preferred stock. The $99,300 fair value of the warrant issued to the broker who facilitated the transaction and $298,000 fair value of the warrants issued to the preferred stock investor were recorded as a current liability. The fair values of the warrants are revalued at the end of each quarter and the change in fair value of the warrants is recorded as income or expense in the period of the change. Included in other income was $16,500 representing the change in fair value of the warrants for the quarter ended June 30, 2002. The issuance costs of $96,000 allocated to the warrants have been capitalized and are being amortized over the warrant term of three years. As of June 30, 2002, 800,000 shares of common stock could have been issued if the Series A Preferred Stock were converted into common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q/A amends the Quarterly Report of the Company on Form 10-Q previously filed for the quarter ended June 30, 2002. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its consolidated balance sheet as of June 30, 2002 and its consolidated statements of operations and and shareholders' equity for the three and six month periods ended June 30, 2002. The restatement is being made to reflect the proper accounting for 600 shares of 4% Series A Redeemable Convertible Preferred Stock and warrants issued on May 31, 2002. As a result of the these adjustments, additional paid-in capital and retained earnings as of June 30, 2002 have been restated by $389,000 and $207,800, respectively. In addition, net loss per share applicable to common shareholders decreased by $0.02 for the three and six month periods ended June 30,2002. The restatement is further described in Note 3 to the consolidated financial statements

FORWARD-LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                   Three Months Ended       Six Months Ended
                                         June 30,               June 30,
                                   -------------------     -------------------
                                    2002        2001        2002        2001
                                   -------     -------     -------     -------
                                 (Restated)               (Restated)
Sales                                100.0%      100.0%      100.0%      100.0%
Cost of sales                         92.6        93.5        92.6        93.2
                                   -------     -------     -------     -------
Gross margin                           7.4         6.5         7.4         6.8
Operating expenses                    14.9        13.7        14.1        11.8
                                   -------     -------     -------     -------
(Loss) from operations                (7.5)       (7.2)       (6.7)       (5.0)
Other income (expense), net           (0.3)       (1.9)       (0.3)       (1.0)
Income tax benefit                     2.5         1.0         2.3         1.1
Minority interest                      0.0         0.0         0.0         0.1
                                   -------     -------     -------     -------
Net (loss)                            (5.3)%      (8.1)%      (4.7)%      (4.8)%
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

On May 31, 2002 the Company issued 600 shares of its 4% Series A Redeemable Convertible Preferred Stock and a warrant for 300,000 shares of common stock to an investorThe Company has accounted for the sale of preferred stock in accordance with Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments." Proceeds of $176,200 (net of a total of $83,800 issuance costs prorated to the preferred stock) were allocated to the Series A Preferred Stock and $298,000 was allocated to the detachable warrant based upon its fair value as computed using the Black-Scholes option pricing model. The $260,000 value of the beneficial conversion option on the 600 shares of Series A Preferred Stock was recorded as a deemed dividend on the date of issuance. The $99,300 fair value of the warrant issued to the broker who facilitated the transaction and $298,000 fair value of the warrants issued to the preferred stock investor were recorded as a current liability. The fair values of the warrants are revalued at the end of each quarter and the change in fair value of the warrants is recorded as income or expense in the period of the change. Included in other income was $16,500 representing the change in fair value of the warrants for the quarter ended June 30, 2002. The issuance costs of $96,000 allocated to the warrants have been capitalized and are being amortized over the warrant term of three years. As of June 30, 2002, 800,000 shares of common stock could have been issued if the Series A Preferred Stock were converted into common stock.

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

On May 31, 2002 the Company issued 600 shares of its 4% Series A Redeemable Convertible Preferred Stock and a warrant for 300,000 shares of common stock to an investor. The Company has accounted for the sale of preferred stock in accordance with Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments." Proceeds of $176,200 (net of a total of $83,800 issuance costs prorated to the preferred stock) were allocated to the Series A Preferred Stock and $298,000 was allocated to the detachable warrant based upon its fair value as computed using the Black-Scholes option pricing model. The $260,000 value of the beneficial conversion option on the 600 shares of Series A Preferred Stock was recorded as a deemed dividend on the date of issuance. The $99,300 fair value of the warrant issued to the broker who facilitated the transaction and $298,000 fair value of the warrants issued to the preferred stock investor were recorded as a current liability. The fair values of the warrants are revalued at the end of each quarter and the change in fair value of the warrants is recorded as income or expense in the period of the change. Included in other income was $16,500 representing the change in fair value of the warrants for the quarter ended June 30, 2002. The issuance costs of $96,000 allocated to the warrants have been capitalized and are being amortized over the warrant term of three years. As of June 30, 2002, 800,000 shares of common stock could have been issued if the Series A Preferred Stock were converted into common stock.

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

*    Filed herewith

     (b) Reports on Form 8-K

     The Company filed a current report on Form 8-K on June 13, 2002 under Item 5 reporting the sale of its Series A Convertible Preferred Stock in a private placement.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 31th day of March 2003.


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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

By: /s/ Theodore S. Li
    ------------------------------
    Theodore S. Li
    Chief Executive Officer/Chief
    Financial Officer