Form 10-Q/A
period 2002-09-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2003-03-31
CIK 1077050

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

This Form 10-Q/A amends the Quarterly Report of the Company on Form 10-Q previously filed for the quarter ended September 30, 2002. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its consolidated balance sheet as of September 30, 2002 and its consolidated statements of operations and shareholders' equity for the three month and nine month periods ended September 30, 2002. The restatement is being made to reflect the proper accounting for 600 shares of 4% Series A Redeemable Convertible Preferred Stock and warrants issued on May 31, 2002. As a result of the these adjustments, additional paid-in capital and retained earnings as of September 30, 2002 have been restated by $240,700 and $233,800, respectively. In addition, net loss per share applicable to common shareholders decreased by $0.02 for the nine month period ended September 30, 2002. The restatement is further described in Note 3 to the consolidated financial statements

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the quarterly period ended September 30, 2002, which has been affected by the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update disclosures in any way, except as required to reflect the effects of this restatement

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

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     September 30,   December 31
                                                         2002           2001
                                                     ------------   ------------
                                                      (Restated)
ASSETS
Current Assets:
  Cash and cash equivalents                          $  2,667,400   $  3,110,000
  Restricted cash                                         250,000        250,000
  Accounts receivable, net of allowance for
    doubtful accounts of $400,000 as of
    September 30, 2002 and December 31, 2001            4,133,500      4,590,100
  Inventories                                           3,843,900      2,952,000
  Prepaid expenses and other current
    assets                                                338,300        387,300
  Deferred income taxes                                 1,283,900      1,212,200
                                                     ------------   ------------
Total Current Assets                                   12,517,000     12,501,600

Property and Equipment, net                             4,584,200      4,711,500

Deposits and Other Assets                                 210,900        110,200
                                                     ------------   ------------
                                                     $ 17,312,100   $ 17,323,300
                                                     ============   ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     September 30,   December 31
                                                         2002           2001
                                                     ------------   ------------
                                                      (Restated)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of notes payable                   $     60,000   $     55,900
  Floor plan inventory loans                            1,002,400      1,545,000
  Accounts payable                                      7,218,600      4,786,600
  Accrued expenses                                        275,000        379,200
  Warrants                                                346,800             --
                                                     ------------   ------------
Total Current Liabilities                               8,902,800      6,766,700

Notes Payable, less current portion                     3,184,600      3,230,300

Deferred Tax Liabilities                                   26,400         34,200

Commitments and Contingencies

Minority Interest                                              --          2,200

Preferred Stock, $0.001 par value; 5,000,000
  Shares authorized;
    4% Series A Redeemable Convertible Preferred
    Stock; 1,000 shares designated; 600 shares
    issued and outstanding (Liquidation value
    of $608,100 as of September 30, 2002)                 184,300             --

Shareholders' Equity:
    Common stock, $0.001 par value; 25,000,000
      shares authorized; 10,485,100 shares
      issued and outstanding                               10,500         10,500
    Additional paid-in capital                          2,005,500      1,745,500
    Retained earnings                                   2,998,000      5,533,900
                                                     ------------   ------------
Total Shareholders' Equity                              5,014,000      7,289,900
                                                     ------------   ------------
                                                     $ 17,312,100   $ 17,323,300
                                                     ============   ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended              Nine Months Ended
                                             September 30,                   September 30,
                                     ----------------------------    ----------------------------
                                         2002            2001            2002            2001
                                     ------------    ------------    ------------    ------------
                                      (Restated)                      (Restated)
Sales:
  Products                           $ 18,036,500    $ 20,804,600    $ 50,462,400    $ 55,644,000
  Services                                194,600          35,600         778,800         114,100
                                     ------------    ------------    ------------    ------------
Total Sales                            18,231,100      20,840,200      51,241,200      55,758,100
                                     ------------    ------------    ------------    ------------
Cost of Sales:
  Products                             17,094,600      19,360,800      47,351,100      51,901,600
  Services                                 84,400          14,200         382,500          31,600
                                     ------------    ------------    ------------    ------------
Total Cost of Sales                    17,179,000      19,375,000      47,733,600      51,933,200
                                     ------------    ------------    ------------    ------------
Gross Margin                            1,052,100       1,465,200       3,507,600       3,824,900

Research and development                       --          46,800              --          68,500
Selling, General and
  Administrative Expenses               2,094,300       1,737,700       6,771,100       5,857,200
                                     ------------    ------------    ------------    ------------
(Loss) from Operations                 (1,042,200)       (319,300)     (3,263,500)     (2,100,800)
                                     ------------    ------------    ------------    ------------
Other (Expense) Income:
  Interest income                           4,300          20,000          14,600         107,900
  Interest expense                        (45,800)        (60,200)       (138,900)       (201,900)
  Equity loss on investment                    --          (4,600)             --         (14,500)
  Impairment loss on investment                --              --              --        (250,000)
  Change in fair value of
    warrants issued                        34,000          50,500              --
  Other income (expense)                   (7,600)        (14,100)        (39,700)          8,400
                                     ------------    ------------    ------------    ------------
Total Other (Expense)                     (15,100)        (58,900)       (113,500)       (350,100)
                                     ------------    ------------    ------------    ------------
(Loss) Before Income Tax Benefit
  and Minority Interest                (1,057,300)       (378,200)     (3,377,000)     (2,450,900)
Income Tax Benefit                       (341,400)             --      (1,107,000)       (365,500)
                                     ------------    ------------    ------------    ------------
(Loss) Before Minority Interest          (715,900)       (378,200)     (2,270,000)     (2,085,400)
Minority Interest                              --           8,200           2,200          30,000
                                     ------------    ------------    ------------    ------------
Net (Loss)                               (715,900)       (370,000)     (2,267,800)     (2,055,400)
Accretion and deemed dividend
  related to beneficial
  conversion of 4% Series A
  Convertible Preferred Stock              (6,100)             --        (268,100)             --
                                     ------------    ------------    ------------    ------------
Net (Loss) applicable to Common
  Shareholders                       $   (722,000)   $   (370,000)   $ (2,535,900)   $ (2,055,400)
                                     ============    ============    ============    ============
Basic and diluted (loss) per share   $      (0.07)   $      (0.04)   $      (0.24)   $      (0.20)
                                     ------------    ------------    ------------    ------------
Basic and diluted weighted average
  common shares outstanding            10,485,100      10,420,700      10,485,100      10,228,800
                                     ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
       CONSOLIDATED STATEMENT OF PREFERRED STOCK AND SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                    Preferred Stock                                 Shareholders' Equity
                               -------------------------    --------------------------------------------------------------------
                                                                   Common Stock          Additional
                                                            -------------------------     Paid-in      Retained
                                  Shares       Amount         Shares        Amount        Capital      Earnings        Total
                               -----------   -----------    -----------   -----------   -----------   -----------    -----------
Balances, December 31, 2001             --            --     10,485,100   $    10,500   $ 1,745,500   $ 5,533,900    $ 7,289,900

Issuance of 600 shares of
Series A Convertible
Preferred (net of cash
issuance costs of
$83,800)(restated)                     600       176,200             --            --            --            --             --

Deemed dividend
associated with
beneficial conversion
feature of convertible
preferred stock (restated)              --            --             --            --       260,000      (260,000)            --

Preferred stock accretion               --         8,100             --            --            --        (8,100)        (8,100)

Net Loss (restated)                     --            --             --            --            --    (2,267,800)    (2,267,800)
                               -----------   -----------    -----------   -----------   -----------   -----------    -----------
Balances, September 30, 2002
  (restated)                           600   $   184,300     10,485,100   $    10,500   $ 2,005,500   $ 2,998,000    $ 5,014,000
                               ===========   ===========    ===========   ===========   ===========   ===========    ===========

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      -------------------------
                                                         2002          2001
                                                      -----------   -----------
                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                            $(2,267,800)  $(2,055,400)
Adjustments to reconcile net (loss) to
  net cash used in operating activities:
    Equity in loss in investment                               --        14,500
    Impairment loss on investment - TargetFirst                --       250,000
    Depreciation and amortization                         233,500       203,600
    Provision for doubtful accounts                            --        75,000
    (Gain) or Loss on disposal of fixed assets             (8,600)        1,400
    Change in fair value of warrants issued               (50,500)           --
    Minority interest losses                               (2,200)      (30,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                 456,600      (214,100)
      Inventories                                        (891,900)      (69,300)
      Prepaid expenses and other current assets            49,000        51,400
      Deferred income taxes                               (79,500)     (234,600)
      Accounts payable                                  2,432,000       104,300
      Accrued expenses                                   (104,200)     (269,900)
                                                      -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES                    (233,600)   (2,173,100)
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes and interest receivable from shareholders            --        91,400
    Acquisition of property and equipment                (128,000)      (80,200)
    Increase in deposits and other assets                 (22,700)       (7,600)
    Proceeds from sale of property and equipment           48,400            --
                                                      -----------   -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (102,300)        3,600
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in floor plan inventory loans           (542,600)      326,400
    Principal payments on notes payable                   (41,600)      (38,300)
    Restricted cash                                            --      (175,000)
    Treasury stock purchases                                   --       (14,700)
    Proceeds from sale of FNC and PMIGA stock
      to minority shareholders                                 --        35,000
    Net proceeds from issuance of redeemable
      convertible preferred stock                         477,500            --
                                                      -----------   -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      (106,700)      133,400
                                                      -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (442,600)   (2,036,100)

CASH AND CASH EQUIVALENTS, beginning of period          3,110,000     4,874,200
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, end of period              $ 2,667,400   $ 2,838,100
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

3. RESTATEMENT

The Company has restated its unaudited consolidated balance sheet at September 30, 2002, consolidated statement of operations and shareholders' equity and cash flows for the three months and nine months ended September 30, 2002. The restatement is being made to reflect the proper accounting for 600 shares of 4% Series A Redeemable Convertible Preferred Stock and warrants issued on May 31, 2002. The Company has adjusted the initial proceeds allocated to the preferred shares and warrants from $409,700 and $148,300, respectively, to $260,000 and $298,000, respectively. The Company has also recalculated the fair value of warrants granted to a broker as stock issuance costs, from $49,400 to $99,300 and reallocated the total issuance costs between the purchaser's preferred shares and warrants. The issuance costs related to the warrants have been capitalized and are being amortized over the warrant term of three years. The purchaser and broker warrants have been reclassified to current liabilities and have been adjusted to fair value as of September 30, 2002. The change in fair value of the warrants was $34,000 and $50,500 for the three month and nine month periods ended September 30, 2002 and was recorded as other income. In addition, the Company restated the amount of deemed dividend related to a beneficial conversion feature of the preferred stock from $453,300 to $260,000, which is also the amount of gross proceeds allocated to the preferred stock. As a result of the these adjustments, additional paid-in capital and retained earnings as of September 30, 2002 have been restated by $240,700 and $233,800, respectively. In addition, net loss per share applicable to common shareholders decreased by $0.02 for the nine month period ended September 30,2002.

The restatements have the following impact on the consolidated balance sheet as of September 30, 2002 and the related consolidated statements of operations and shareholder's equity for the three and nine month periods then ended:

                                                 As previously
                                                    Reported        As restated
                                                   -----------      -----------
Consolidated balance sheet:
  Deposits and other assets                        $   122,900      $   210,900
  Total assets                                      17,224,100       17,312,100
  Warrant liability                                         --          346,800
  Total current liabilities                          8,556,000        8,902,900
  Preferred stock                                      436,200          184,300
  Additional paid-in-capital                         2,246,200        2,005,500
  Retained earnings                                  2,764,200        2,998,000
  Total shareholders' equity                         5,020,900        5,014,000
  Total liabilities and shareholders'
    Equity                                          17,224,100       17,312,100

Consolidated statement of operations for three months ended September 30, 2002:

  Selling, general and administrative
    expense                                         (2,086,300)      (2,094,300)
  (Loss) from operations                            (1,034,200)      (1,042,200)
  Change in fair value of warrants issued          $        --           34,000
  Total other (expense)                                (49,000)         (15,100)
  (Loss) before income tax benefit and
    minority interest                               (1,083,300)      (1,057,300)
  (Loss) before minority interest                     (741,900)        (715,900)
  Net (loss)                                          (741,900)        (715,900)
  Net (loss) applicable to common
    shareholders                                      (748,000)        (722,000)

Consolidated statement of operations for nine months ended September 30, 2002:

  Selling, general and administrative
    expense                                          (6,763,100)     (6,771,100)
  (Loss) from operations                             (3,255,500)     (3,263,500)
  Change in fair value of warrants issued                    --          50,500
  Total other (expense)                                (164,000)       (113,500)
  (Loss) before income tax benefit and
    minority interest                                (3,419,500)     (3,377,000)
  (Loss) before minority interest                    (2,312,500)     (2,270,000)
  Net (loss)                                         (2,310,300)     (2,267,800)
  Accretion and deemed dividend related to
    Convertible preferred stock                         459,400         268,100
  Net (loss) applicable to common
    shareholders                                     (2,769,700)     (2,535,900)
  Basic and diluted (loss) per share                $     (0.26)    $     (0.24)


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

5. STATEMENTS OF CASH FLOWS

Cash was paid during the nine months ended September 30, 2002 and 2001 for:

                                         NINE MONTHS ENDING SEPTEMBER 30,
                                         --------------------------------
                                                2002          2001
                                              --------      --------
Income taxes                                  $  7,400      $  1,500
                                              ========      ========
Interest                                      $138,900      $201,900
                                              ========      ========
Non-cash financing activity:
  Accretion of preferred stock dividend       $  8,100      $     --
                                              ========      ========
  Deemed dividend related to beneficial
    conversion of 4% Series A Convertible
    Preferred Stock                           $260,000      $     --
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

The following is a reconciliation of reportable segment (loss) before income tax benefit and minority interest to the Company's consolidated total:

                                              Three months Ended    Nine months Ended
                                                 September 30,        September 30,
                                                     2002                 2002
                                                 ------------         ------------
                                                  (Restated)           (Restated)
Total loss before income taxes and minority
  interest for reportable segments               $ (1.083,300)        $ (3,419,500)
Change in fair value of warrants issued                34,000               50,500
Amortization of warrants issuance costs                (8,000)              (8,000)
                                                 ------------         ------------
Consolidated loss before income taxes and
  Minority interest                              $ (1,057,300)        $ (3,377,000)
                                                 ------------         ------------

                                              Three months Ended    Nine months Ended
                                                 September 30,        September 30,
                                                     2001                 2001
                                                 ------------         ------------
Total loss before income taxes and minority
  interest for reportable segments               $   (356,200)        $ (2,188,000)
Inter-company transactions                            (17,400)               1,600
Equity in loss in investment in Rising Edge            (4,600)             (14,500)
Impairment loss on investment                              --             (250,000)
                                                 ------------         ------------
Consolidated loss before income taxes and
  Minority interest                              $   (378,200)        $ (2,450,900)
                                                 ------------         ------------

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

In connection with the sales of preferred stock and warrants (see Note 13 below), $88,000 (net of amortization of $8,000) of issuance costs was allocated to warrants and included in deposits and other assets. The allocated issuance costs are being amortized over the warrant term of 3 years.

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

The Company has accounted for the sale of preferred stock in accordance with Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments." Proceeds of $176,200 (net of a total of $83,800 issuance costs prorated to the preferred stock) were allocated to the Series A Preferred Stock and $298,000 was allocated to the detachable warrant based upon its fair value as computed using the Black-Scholes option pricing model. The carrying amount of the preferred stock was classified as temporary equity and was excluded from the shareholders' equity. The value of the beneficial conversion option on the 600 shares of Series A Preferred Stock was $452,700. However, the recording of the deemed dividend on the date of the issuance was limited to $260,000, which is the gross proceeds allocated to the preferred stock. The $99,300 fair value of the warrant issued to the broker who facilitated the transaction and $298,000 fair value of the warrants issued to the preferred stock investor were recorded as a current liability. The fair values of the warrants are revalued at the end of each quarter and the change in fair value of the warrants is recorded as income or expense in the period of the change. Included in other income was $34,000 and 50,500 representing the change in fair value of the warrants for the three and nine months ended September 30, 2002. The issuance costs of $96,000 allocated to the warrants have been capitalized and are being amortized over the warrant term of three years. As of September 30, 2002, 810,800 shares of common stock could have been issued if the Series A Preferred Stock were converted into common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q/A amends the Quarterly Report of the Company on Form 10-Q previously filed for the quarter ended September 30, 2002. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its consolidated balance sheet as of September 30, 2002 and its consolidated statements of operations and shareholders' equity for the three month and nine month periods ended September 30, 2002. The restatement is being made to reflect the proper accounting for 600 shares of 4% Series A Redeemable Convertible Preferred Stock and warrants issued on May 31, 2002. As a result of the these adjustments, additional paid-in capital and retained earnings as of September 30, 2002 have been restated by $240,700 and $233,800, respectively. In addition, net loss per share applicable to common shareholders decreased by $0.02 for the nine month period ended September 30, 2002. The restatement is further described in Note 3 to the consolidated financial statements

FORWARD-LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                               ---------------------     ---------------------
                                 2002         2001         2002         2001
                               --------     --------     --------     --------
                              (Restated)                (Restated)
Sales                             100.0%       100.0%       100.0%       100.0%
Cost of sales                      94.2         93.0         93.2         93.1
                               --------     --------     --------     --------
Gross margin                        5.8          7.0          6.8          6.9
Operating expenses                 11.5          8.6         13.2         10.6
                               --------     --------     --------     --------
(Loss)from operations              (5.7)        (1.6)        (6.4)        (3.7)
Other income (expense), net        (0.1)        (0.3)        (0.2)        (0.6)
Income tax benefit                  1.9          0.0          2.2          0.6
Minority interest                   0.0          0.0          0.0          0.0
                               --------     --------     --------     --------
Net (loss)                         (3.9)%       (1.9)%       (4.4)%       (3.7)%
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

Consolidated operating expenses, which consist of research and development and selling, general and administrative expenses, were $2,094,300 for the three months ended September 30, 2002, an increase of $309,800, or 17.4%, compared to $1,784,500 for the three months ended September 30, 2001.

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

Consolidated loss from operations for the three months ended September 30, 2002 was $1,042,200 compared to $319,300 for the three months ended September 30, 2001, an increase of 226.4%. As a percent of sales, consolidated loss from operations was 5.7% for the three months ended September 30, 2002 compared to 1.6% for the three months ended September 30, 2001. The increase in consolidated loss from operations was primarily due to a 17.4% increase in consolidated operating expenses and a decrease in gross margin experienced during the current period. Loss from operations for the three months ended September 30, 2002, including allocations of PMIC corporate expenses, for PMI, PMIGA, FNC, Lea and LW were $505,800, $54,200, $38,000, $14,200, and $39,700, respectively.

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

On May 31, 2002 the Company issued 600 shares of its 4% Series A Redeemable Convertible Preferred Stock and a warrant for 300,000 shares of common stock to an investor. The Company has accounted for the sale of preferred stock in accordance with Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments." Proceeds of $176,200 (net of a total of $83,800 issuance costs prorated to the preferred stock) were allocated to the Series A Preferred Stock and $298,000 was allocated to the detachable warrant based upon its fair value as computed using the Black-Scholes option pricing model. The $260,000 value of the beneficial conversion option on the 600 shares of Series A Preferred Stock was recorded as a deemed dividend on the date of issuance. The $99,300 fair value of the warrant issued to the broker who facilitated the transaction and $298,000 fair value of the warrants issued to the preferred stock investor were recorded as a current liability. The fair values of the warrants are revalued at the end of each quarter and the change in fair value of the warrants is recorded as income or expense in the period of the change. Included in other income was $34,000 and 50,500 representing the change in fair value of the warrants for the three and nine months ended September 30, 2002. The issuance costs of $96,000 allocated to the warrants have been capitalized and are being amortized over the warrant term of three years. As of September 30, 2002, 810,800 shares of common stock could have been issued if the Series A Preferred Stock were converted into common stock.

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

Consolidated operating expenses, which consist of research and development and selling, general and administrative expenses, were $6,771,100 for the nine months ended September 30, 2002, an increase of $845,400, or 14.3% compared to $5,925,700 for the nine months ended September 30, 2001.

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

Consolidated loss from operations for the nine months ended September 30, 2002 was $3,263,500 compared to $2,100,800 for the nine months ended September 30, 2001, an increase of 55.3%. As a percent of sales, consolidated loss from operations was 6.4% for the nine months ended September 30, 2002 compared to 3.8% for the nine months ended September 30, 2001. The increase in consolidated loss from operations was primarily due to an 8.1% decrease in consolidated sales and a 14.3% increase in consolidated operating expenses. Loss from operations for the nine months ended September 30, 2002, includes allocations of PMIC corporate expenses, for PMI, PMIGA, FNC, Lea and LW was $1,591,500, $252,600, $141,200, $69,900, and $151,700, respectively.

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

On May 31, 2002 the Company issued 600 shares of its 4% Series A Redeemable Convertible Preferred Stock and a warrant for 300,000 shares of common stock to an investor. The Company has accounted for the sale of preferred stock in accordance with Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments." Proceeds of $176,200 (net of a total of $83,800 issuance costs prorated to the preferred stock) were allocated to the Series A Preferred Stock and $298,000 was allocated to the detachable warrant based upon its fair value as computed using the Black-Scholes option pricing model. The $260,000 value of the beneficial conversion option on the 600 shares of Series A Preferred Stock was recorded as a deemed dividend on the date of issuance. The $99,300 fair value of the warrant issued to the broker who facilitated the transaction and $298,000 fair value of the warrants issued to the preferred stock investor were recorded as a current liability. The fair values of the warrants are revalued at the end of each quarter and the change in fair value of the warrants is recorded as income or expense in the period of the change. Included in other income was $34,000 and 50,500 representing the change in fair value of the warrants for the three and nine months ended September 30, 2002. The issuance costs of $96,000 allocated to the warrants have been capitalized and are being amortized over the warrant term of three years. As of September 30, 2002, 810,800 shares of common stock could have been issued if the Series A Preferred Stock were converted into common stock.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE INCURRED OPERATING LOSSES AND DECREASED REVENUES RECENTLY AND WE CANNOT ASSURE YOU THAT THIS TREND WILL CHANGE. We incurred net losses for the year ended December 31, 2001 and the nine months ended September 30, 2002 of $2,850,700 and $2,267,800, respectively, and we may continue to incur losses. In addition, our revenues decreased 15.6% during the year ended December 31, 2001 as compared to the corresponding period in 2000 and 8.1% for the nine months ended September 30, 2002 as compared to the corresponding period in 2001. Our future ability to execute our business plan will depend on our efforts to increase revenues and return to profitability. We have implemented plans to reduce overhead and operating costs (such as reducing our labor costs), and to build upon our existing business and capture new business. No assurance can be given, however, that these actions will result in increased revenues, decreased expenses, and profitable operations, which may have an adverse impact on our ability to execute our business plan.

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

*    Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 2003.


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