Form 10-K
period 2002-12-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2003-03-31
CIK 1077050

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

                   For the fiscal year ended December 31, 2002

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
      (State or Other Jurisdiction of                         (I.R.S. Employer
       Incorporation or Organization                         Identification No.)


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). Yes [ ] No [X]

     At June 28, 2002 the aggregate market value of common stock held by non-affiliates of the registrant was approximately $10,485,100.

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

     At March 11, 2003 the number of shares of common stock outstanding was 10,485,062.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12 and 13.

     The following statement is made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. Pacific Magtron International Corp. and subsidiaries (the "Company") may make certain statements in this Annual Report on Form 10-K, including, without limitation, statements that contain the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements may relate to, among other items, our future growth and profitability; the anticipated trends in our industry; our competitive strengths and business strategies; our business initiatives and our goal of returning to profitability. Further, forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations. For a discussion of factors that may affect the outcome projected in such statements, see "Cautionary Factors that May Affect Future Results," in this Report. If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results could differ materially from results expressed or implied in any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect events or circumstances arising after the date of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

SUMMARY OF OUR BUSINESS

     As used in this document and unless otherwise indicated, the terms "Company," "PMIC," "we," "our" or "us" refer to Pacific Magtron International Corp., a Nevada corporation, and its subsidiaries.

     Our primary business is to provide computer and information technology solutions through our wholly-owned subsidiaries, Pacific Magtron, Inc. ("PMI"), Pacific Magtron (GA), Inc. ("PMIGA"), Lea Publishing, Inc. ("Lea"), LiveWarehouse, Inc. ("LiveWarehouse"), PMI Capital Corporation ("PMICC"), and a majority-owned subsidiary, FrontLine Network Consulting, Inc. ("FNC"). Our business is organized into five divisions: PMI, PMIGA, FNC, LiveWarehouse and Lea/LiveMarket.

DEVELOPMENT OF BUSINESS

     Our computer products group operates through two wholly-owned subsidiaries, Pacific Magtron, Inc. and Pacific Magtron (GA), Inc. Our corporate information systems group operates as a majority-owned subsidiary, FrontLine Network Consulting, Inc. Our software development and publishing group, Lea Publishing, Inc., operates as a wholly-owned subsidiary. LiveWarehouse, Inc. provides consumers a convenient way to purchase computer products via the internet. PMICC is an investment holding company for the purpose of acquiring companies or assets deemed suitable for PMIC's organization.

     Founded in 1989, PMI fulfills the multimedia hardware needs of system integrators, value added resellers, retailers, original equipment manufacturers, software vendors, and internet resellers through the wholesale distribution of computer related multimedia hardware components and software. In August 2000, we formed PMIGA to enhance the distribution of PMI's products in the eastern United States.

     FNC serves as a corporate information services group catering to the networking and internet infrastructure requirements of corporate clients.

     Lea/LiveMarket is engaged in the development and distribution of software and e-business products and services, as well as integration and hosting services. In January 1999, we formed Lea, as a California limited liability company, to develop, sell and license software designed to provide Internet users, resellers and providers advanced solutions and applications. Prior to the ownership exchange discussed below, we owned a 62.5% combined direct and indirect (through our 25% ownership interest in Rising Edge Technology) interest in Lea, which is a development stage company. Michael Lee, the brother of Hui Cynthia Lee, one of our officers and directors, is the president and director and a majority shareholder of Rising Edge. In December 2001, we entered into an agreement with Rising Edge and its principal owners to exchange Rising Edge's 50% ownership interest in Lea for our 25% interest in Rising Edge. As a consequence, we now own 100% of Lea and no longer have an ownership interest in Rising Edge. In the fourth quarter of 2001, certain assets of LiveMarket were purchased by PMICC and subsequently transferred to Lea. These assets, consisting primarily of computer equipment, furniture and fixtures, certain Web-hosting contracts, rights to certain intellectual properties, including LiveSell and LiveExchange, and non-tangible assets such as domain names and trademarks, were acquired for $85,000, plus $59,100 in acquisition costs, and the assumption of $20,000 in accrued vacation obligations (investment of $164,100 in total) and recorded under the purchase method of accounting as prescribed by FASB Statement No. 141, Business Combinations. LiveMarket is an internet software development company which designs and develops online stores (LiveSell) to allow consumers to purchase products directly via a secured transaction network. It also designs and develops enterprise document exchange solutions (LiveExchange) for its client's integration of disparate systems. On May 28, 2002, the Company formed Lea Publishing, Inc., a California corporation. Effective June 1, 2002, Lea Publishing, LLC transferred all of its assets and liabilities to Lea Publishing, Inc.

     On October 15, 2001, we formed PMICC as a wholly-owned subsidiary of PMIC, for the purpose of acquiring companies or assets deemed suitable for PMIC's organization.

     In December, 2001 LiveWarehouse, Inc. was incorporated as a wholly-owned subsidiary of PMIC, to provide consumers a convenient way to purchase computer products via the internet.

     Financial information for each division for each of the last three fiscal years is included in the Audited Consolidated Financial Statements.

INDUSTRY OVERVIEW

WHOLESALE MICRO COMPUTER PRODUCTS DISTRIBUTION

     The microcomputer products distribution industry consists of suppliers, wholesalers, resellers, and end-users. Wholesale distributors typically sell only to resellers and purchase a wide range of products in bulk directly from manufacturers. Different types of resellers are defined and distinguished by the end-user market they serve, such as large corporate accounts, small and medium-sized businesses or home users, and by the level of value that they add to the basic products they sell.

INCREASED RELIANCE ON WHOLESALE MICRO COMPUTER PRODUCTS DISTRIBUTION

     We  believe  that  the  growth  of  the  microcomputer  products  wholesale distribution industry exceeds that of the microcomputer industry as a whole because the wholesale distribution industry serves both the aftermarket upgrade market as well as system integrators that build new systems. In our view, suppliers, and resellers are relying to a greater extent on wholesale distributors  for  their  distribution  needs.  Suppliers  are  faced  with  the pressures of declining product prices and the increasing costs of selling directly to a large and diverse group of resellers, and they therefore are increasingly relying upon wholesale distribution channels for a greater proportion of their sales. Many suppliers outsource a growing portion of certain functions, such as distribution, service, technical support, and final assembly, to the wholesale distribution channel in order to minimize costs and focus on their core capabilities in manufacturing, product development, and marketing. Likewise, vendors are finding it more cost efficient to rely on wholesale distributors that can leverage distribution costs across multiple vendors, each of whom outsources a portion of its distribution, credit, marketing, and support services.

     On the reseller side, growing product complexity, shorter product life cycles, an increasing number of microcomputer products, the emergence of open system architectures, and the recognition of certain industry standards have led resellers to depend upon wholesale distributors for more of their product, marketing, and technical support needs. Due to the large number of vendors and products, resellers often cannot or choose not to establish direct purchasing relationships with suppliers. Instead, they rely on wholesale distributors that can leverage purchasing power across multiple resellers to satisfy a significant portion of their product procurement and delivery, financing, marketing, and technical support needs. Rather than stocking large inventories themselves, and maintaining credit lines to finance working capital needs, resellers are also increasingly relying on wholesale distributors for product availability and flexible financing alternatives.

OPEN SOURCING

     Another apparent reason for the growth of the wholesale distribution industry is the evolution of open sourcing, a phenomenon specific to the United States microcomputer products wholesale distribution market. Historically, branded computer systems from large suppliers were sold in the United States only through authorized master resellers. Under this single sourcing model, resellers were required to purchase these products exclusively from one master reseller. Competitive pressures led some of the major computer suppliers to authorize second sourcing, in which resellers could purchase a supplier's product from a source other than their primary master reseller, subject to certain restrictive terms and conditions. More recently, all major manufacturers have authorized open sourcing, under which resellers can purchase the supplier's product from any source on equal terms and conditions. Open sourcing has thus blurred the distinction between wholesale distributors and master resellers, which are increasingly able to serve the same reseller base. We believe that open sourcing enables those distributors of microcomputer products that provide the highest value through superior service and pricing to be in the best position to compete for reseller customers.

INTERNET SERVICES

     The Internet provides wholesale distributors with an additional method of serving both suppliers and reseller customers through the development and use of effective electronic commerce tools. The increasing utilization of electronic ordering, including the ability to transact business over the World Wide Web, has had, and is expected to continue to have, a significant impact on the cost efficiency of the wholesale distribution industry. Distributors with the financial and technical resources to develop, implement and operate state of the art management information systems have been able to reduce both their customers and their own transaction costs through more efficient purchasing and lower selling costs. The growing presence and importance of such electronic commerce capabilities also provides distributors with new business opportunities as new categories of products, customers, and suppliers develop.

CORPORATE INFORMATION SYSTEMS CONSULTING

     Factors similar to those encouraging the increased reliance by target clients on wholesale distributors are also driving corporations to specialist service organizations, such as FNC, to support the development and maintenance of their information technology systems or networks. Accelerating technological advancement, migration of organizations toward multi-vendor distributed networks, and increased globalization of corporate activity have contributed to an increase in the sophistication of information delivery systems and interdependency of corporate computing systems. The desire by corporations to focus upon their core activities while enjoying the benefits of such multi-vendor distributed networks, together with increasing skill shortages within the information technology industry, have led businesses to outsource the development and maintenance of their computing systems to network consulting professionals.

SOFTWARE SOLUTIONS AND PUBLISHING

     With increased use of the internet for business transactions and businesses' growing reliance on their network infrastructure to process data timely and accurately, the software requirements to accomplish these tasks has created growth in the software solution provider and consulting segments. Businesses are looking for Application Service Providers (ASP) and custom software solution providers such as Lea/LiveMarket to solve their needs and improve their systems, such as to interface legacy systems with more advanced applications and control of data flow and communications between disparate systems. The other area of growth for software providers is the increased need for B2B or B2C to communicate effectively to other systems on the internet through a hybrid of communication means.

PACIFIC MAGTRON, INC. AND PACIFIC MAGTRON (GA), INC. - COMPUTER PRODUCTS

     Through PMI and PMIGA, we distribute a wide range of computer products, including components, multimedia and systems networking products. We also provide vertical solutions for systems integrators and internet resellers by combining or bundling our products. Our computer products group offers our customers a broad inventory of more than 1,800 products from approximately 30 manufacturers. We believe this wide assortment of vendors and products meets our customers' needs for a cost effective link to multiple vendors' products through a single source. Among the products that we distribute are systems and networking peripherals, and components such as high capacity storage devices, a full range of optical storage devices such as CD-ROMS, DVDs, CDR and CDRW, sound cards, video cards, small computer systems interface components, video phone solutions, floppy and hard disk drives, and other miscellaneous items such as audio cabling devices, keyboards, computer mice, and zip drives for desktop and notebook computers.

INVENTORY LEVELS AND ASSET MANAGEMENT

     Based on historical order levels and our knowledge of the market, we maintain sufficient quantities of product inventories to achieve high order fill rates, and believe that price protection and stock return privileges provided by suppliers substantially mitigate the risks associated with slow moving and obsolete inventory. We also operate a computerized inventory system that allows us to look at and deal with slow moving inventory. If a supplier reduces its prices on certain products we generally receive a credit for such products in our inventory. In addition, we have the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection, stock return privileges, and inventory management procedures have helped to reduce the risk of a significant decline in the value of inventory.

     However, we have recognized losses due to obsolete inventory in the normal course of business, but historically we have not experienced any material losses. Inventory levels may vary from period to period due in part to the addition of new suppliers or large purchases of inventory in response to favorable terms offered by suppliers.

CREDIT TERMS

     We offer various credit terms, including open account, flooring arrangements, company and personal checks and credit card payment to qualifying customers. We closely monitor creditworthiness of our customers, and in most markets, utilize various levels of credit insurance to control credit risks and enable us to extend higher levels of credit. We have also established reserves for estimated credit losses in the normal course of business.

FRONTLINE NETWORK CONSULTING - CORPORATE INFORMATION SYSTEMS

INFORMATION TECHNOLOGY (IT) CONSULTING SERVICES

     We assist our end-user corporate clients in identifying solutions that match available technology, their current IT infrastructure, and situation-appropriate IT management philosophy to their business needs and initiatives. We endeavor to understand the client's business and how it relies on the availability and flow of information from its technology solutions, as well as assessing the value of that information. We baseline the current IT infrastructure through network, systems, security and business-continuity assessments. Subsequently, we assist in quantifying solution benefits in terms of competitive advantage, better e-commerce transaction efficiency, increased productivity of personnel and processes, reduced cost of ownership and return on investment.

IT DESIGN, PLANNING, AND PROJECT MANAGEMENT SERVICES

     As part of our specific solution sets, we provide design, planning, and project management services within the specializations of enterprise high-availability services, enterprise and network management, advanced internetworking, LAN engineering, telephony/video/data convergence, systems engineering, storage and data management, and inter-network/network/systems security.

IT IMPLEMENTATION AND CONFIGURATION SERVICES

     We provide configuration, testing, troubleshooting, and knowledge-transfer training to our corporate clients based on their needs and requirements on a per project basis.

IT PROCUREMENT SERVICES

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

IT TRAINING SERVICES

     We enhance our client's  efficiency and  productivity  through training and
knowledge-transfer.   We  have  the   capability   to   deliver   using   either
custom-designed or pre-established courseware.

FRONTLINE STRATEGIC PARTNERSHIPS

     One of the factors that permits us to provide our corporate customers with a high level of service is the development of strategic supply partnerships with leading manufacturers, such as CISCO Systems, Hewlett-Packard, AT&T, Checkpoint, Microsoft, Nortel, Novell and others. Certification from these manufacturers is based on their recognition of our expertise at implementing their client solutions, and allows us to offer our clients the products that they are currently using, along with continuous education regarding each technology and the applications for which it is used. We believe that forming relationships with suppliers is important in providing us with credibility in contacting large corporate clients.

LEA/LIVEMARKET - SOFTWARE DEVELOPMENT AND PUBLISHING

     Lea/LiveMarket provides product and services solutions that connect and manage consumers, distributors, manufacturers and suppliers by providing a fully-managed trading network enabled by proven business processes, state-of-the-art internet technologies, and a network of established partners. Lea/LiveMarket provides the following products and services.

SYSTEM INTEGRATION & SUPPLY CHAIN CONSULTING SERVICE

     Lea/LiveMarket provides business case and recommendations on business-to-business (B2B) build-out, return on investment analysis, direct and indirect material spending analysis, inventory reduction analysis and product cycle time reduction analysis.

INTERNET SOFTWARE DEVELOPMENT AND DEPLOYMENT

     Using LiveSell and  LiveExchange,  Lea/LiveMarket  can design and implement
B2B  and   business-to-customer   (B2C)  sites   expeditiously   and  bring  EDI
capabilities to its client's current environment.

APPLICATIONS SERVICE PROVIDER AND MANAGED SERVICES

     Lea/LiveMarket provides managed hosting services, application monitoring, application support and help desk support.

CUSTOM PROGRAMMING

     Lea/LiveMarket also provides Microsoft Biztalk programming through the use of LiveExchange, enabling legacy systems to interface with other systems effectively. All offerings are based on Microsoft.NET architecture and are marketed under four specific point solutions, as well as general consulting. Prior to the transfer of LiveMarket's assets to Lea, Lea's only significant activity consisted of the software development noted above.

LIVEWAREHOUSE - BUSINESS TO CONSUMER E-COMMERCE STORE

     In December 2001 we formed LiveWarehouse, Inc., an e-commerce site aimed at increasing sales and gross profit marginsby selling directly to consumers through the Internet. LiveWarehouse.com's main focus is consumer computer electronics for the computer after-market segment as well as storage and related products for general consumer electronic devices.

SALES AND MARKETING

     We generate our sales for our computer products divisions through a telemarketing sales force, which consisted of approximately 12 people as of February 28, 2003 in our offices located in Milpitas, California and six people in our Georgia location.

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

     Our salespeople are able to analyze our available inventory through a sophisticated management information system and recommend the most appropriate, cost-effective systems and hardware for each customer, whether a full-line retailer or an industry-specific reseller.

     We pride ourselves on being service-oriented and have a number of on-going value-added services intended to benefit both our vendors and their resellers. We train members of our sales staff through intensive in-house sales training programs, along with vendor-sponsored product seminars. This training helps our sales people provide our customers with product information, answer our customers questions about important new product considerations, such as compatibility and capability, and to advise which products meet specific performance and price criteria. The core competency our sales people develop about the products that they sell supplements the sophisticated technical support and configuration services we provide. Salespeople who are knowledgeable about the products that they sell often can assist in the configuration of microcomputer systems according to specifications given by the resellers. We believe that our salespeople's ability to listen to a reseller's needs and recommend a cost-efficient solution strengthens the relationship between the salesperson and his or her reseller and promotes customer loyalty to a vendor's products. In addition, we provide such other value-added services as new product descriptions and technical education programs for resellers.

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

     LiveWarehouse generates sales primarily through its e-store (livewarehouse.com) and operates a Yahoo store. Supplemental sales are generated through Internet auction sites for liquidation electronic products. LiveWarehouse utilizes a staff of ____ to handle its sales volume and respond to telephone inquiries.

SUPPLIERS

SOURCES OF SUPPLY

     Our financial and industry positions have enabled us to obtain contracts with many leading manufacturers, including Microsoft Creative Labs, Logitech, Toshiba, Sony, Network Associates and TEAC. We purchase our products directly from such manufacturers, generally on a non-exclusive basis. We believe that our agreements with the manufacturers are in forms customarily used by each manufacturer. The agreements typically contain provisions allowing termination by either party without prior notice, and generally do not require us to sell a specific quantity of products or restrict us from selling products manufactured by competitors. As a result, we generally have the flexibility to terminate or curtail sales of one product line in favor of another product line if we consider it appropriate to do so because of technological change, pricing considerations, product availability, customer demand or vendor distribution policies.

DISTRIBUTION

     From our central warehouse facilities in Milpitas, California and Atlanta, Georgia, we distribute microcomputer products principally throughout the United States. No individual customer or customers in any foreign country account for more than 10% of our sales. A minority of our distribution agreements are limited by territory. In those cases, however, North America is usually the territory granted to us. We will continue to seek to expand the geographical scope of our distributor arrangements.

COMPETITION

     All aspects of our business are highly competitive. Competition within the computer products distribution industry is based on product availability, credit availability, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and the availability of product and technical support information. We also compete with some manufacturers that sell directly to resellers and end-users. Principal regional competitors in the wholesale distribution industry include Asia Source and Synnex Information Technology, Inc., all of which are privately held companies. Ingram Micro Inc., Tech Data Corporation Insight.com, yahoo, MSN and AOL shopping portals are among our principal regional and multi-regional publicly held competitors. We also compete with manufacturers that sell directly to resellers and end-users. Nearly all of our competitors are larger and have greater financial and other resources.

     Competition within the corporate information systems industry is based on technical know-how, breadth of available engineering services, flexibility, resources in providing customized network solutions and the ability to provide the right hardware products for integration. Our principal competitors in the corporate information systems industry varies depending on the project size from IBM Global Services, SBC and other major consulting groups to local VARs and network integrators. In some cases we compete with those that have greater financial and other resources.

     Competition within the software solution and publishing industry is based on the ability to identify, program and deliver efficient and cost-effective solutions within the scope of the projects, as well as the breadth of knowledge available through its programmers and consultants necessary to bring any project to conclusion successfully. Lea/LiveMarket faces competition from such companies as Manugistics, I2, Compuware, and occasionally local independent consulting firms.

     Competition within the e-commerce space is primarily based on having the products available and the ability to ship products ordered on our website expediently and correctly at competitive pricing. Although there are many smaller competitive e-store websites on the Internet, many of them are relatively small and the market is quite fragmented. Of the larger e-store competitors, we face competition from companies such as buy.com, Amazon.com, tigerdirect.com and other major e-retailers such as Insight.com, Yahoo, MSN and AOL.

     A number of our competitors in the computer distribution industry, and most of our competitors in the information technology consulting industry the software solution provider industry, are substantially larger and have greater financial and other resources than we do.

EMPLOYEES

     As of February 28, 2003, we had approximately 90 full time employees, all of whom are non-union, and three executive officers. We believe that our employee relations are good.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR REPORT OF INDEPENDENT AUDITORS CONTAINS A GOING CONCERN QUALIFICATION

     We have received a going concern opinion from our auditors. The opinion raises substantial doubts our ability to continue as a going concern. If we fail to replace our Transamerica floor plan line of credit or if we cannot reverse our trend of negative earnings an investor could lose his entire investment.

WE HAVE INCURRED OPERATING LOSSES AND DECREASED REVENUES FOR THE LAST TWO FISCAL YEARS AND WE CANNOT ASSURE YOU THAT THIS TREND WILL CHANGE

     We incurred net losses for the year ended December 31, 2002 and 2001 of $2,835,900 and $2,850,700, respectively, and we may continue to incur losses. In addition, our revenues decreased 6.2% during the year ended December 31, 2002 as compared to 2001. Our future ability to execute our business plan will depend on our efforts to increase revenues, reduce costs and return to profitability. We have implemented plans to reduce overhead and operating costs, and to build upon our core business. No assurance can be given, however, that these actions will result in increased revenues and profitable operations. If we are unable to return to profitable operations we may be unable to continue as a going concern.

WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SECURE ADDITIONAL CAPITAL REQUIRED BY OUR BUSINESS

     In the second quarter of 2002, we completed a private placement of 600 shares of our Series A Convertible Preferred Stock at a stated price of $1,000 per share for gross proceeds of $600,000 and net proceeds of $477,500. We also issued common stock purchase warrants to the same purchaser exercisable to purchase 400,000 shares of our common stock at $1.20 per share at any time within three years from the date of issuance.

     Based on our projected downsized operations we anticipate that our working capital, including the $477,500 raised in our second quarter 2002 placement and a recently received tax refund of $1,427,400, will satisfy our working capital needs for the next twelve months. However, if we fail to raise additional working capital prior to that time or if we are unable to replace our Transamerica Flooring line in a timely fashion, we will be unable to pursue our business plan. We may give no assurance that we will be able to obtain additional capital when needed or, if available, that such capital will be available at terms acceptable to us.

POTENTIAL SALES OFF ADDITIONAL COMMON STOCK AND SECURITIES CONVERTIBLE INTO OUR COMMON STOCK MAY DILUTE THE VOTING POWER OF CURRENT HOLDERS

     We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock. These are "blank check" preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without shareholder consent. As of December 31, 2002 we had 600 shares of Series A Preferred outstanding. The Series A Preferred are convertible based on a sliding scale conversion price referenced to the market price of our common stock. As of December 31, 2002, the Series A Preferred was convertible into 818,900 shares of common stock based on the floor conversion price of $.75. Any additional shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock and have preferences over shares of common stock with respect to dividends and liquidation rights. At the time of issuance of the Series A

Preferred Stock, it was intended that an additional 400 shares be issued to the same investor; however, the purchaser has not fulfilled its obligations to close this transaction as of the date of this filing, and we do not anticipate that such sale will occur.

WE HAVE VIOLATED CERTAIN FINANCIAL COVENANTS CONTAINED IN OUR LOANS AND MAY DO SO AGAIN IN THE FUTURE

     We have a mortgage on our offices with Wells Fargo Bank, under which we must maintain the following financial covenants:

     i)   Total liabilities must not be more than twice our tangible net worth;

     ii) Net income after taxes must not be less than one dollar on an annual basis and for no more than two consecutive quarters; and

     iii) We must maintain annual EBITDA of one and one half times our debt.

     We are currently in violation of covenants (ii) and (iii), but we have received a waiver for such violation through December 31, 2003. We cannot assure you that we will be able to meet all of these financial covenants Wells Fargo Mortgage in the future. If we fail to meet the covenants, Wells Fargo may declare us in default and accelerate the loan.

     On January 7, 2003, Transamerica terminated its credit facility with us effective April 7, 2003. However, Transamerica will continue its guarantee of the Letter of Credit Facility through July 25, 2003. Unless we do not perform our obligations in accordance with the agreement and certain covenants are not materially worse than the condition at the level on January 7, 2003, Transamerica will continue to accept payments according to the terms of the agreement prior to April 7, 2003. The remaining outstanding balance is due and payable in full on April 7, 2003. As of December 31, 2002, we had an outstanding balance of $901,600 due under this credit facility. We would be unable to continue our operations without replacement loans or other alternative financing. We are in the process of seeking a replacement for the Transamerica Flooring line with a similar line from Textron Financial. However, we cannot assure you that we will be able to either secure the Textron flooring line or maintain it if we continue our losses.

OUR COMMON STOCK DOES NOT CURRENTLY MEET THE REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ SMALLCAP MARKET

     Our common stock is currently traded on the Nasdaq SmallCap Market. On August 19, 2002 we received a letter from the Nasdaq Stock Market informing us that we did not meet the criteria for continued listing on the Nasdaq SmallCap Market. The letter stated that Nasdaq will monitor our common stock and if it closes above $1.00 for a minimum of ten consecutive trading days, Nasdaq will notify us of our compliance with the continued listing standards. We have also been notified by Nasdaq that we have not complied with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock. We have until August 18, 2003 to comply with this Rule.

     On February 28, 2003, Nasdaq notified us that our common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rule. Our common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market. On March 6, 2003 we requested a hearing before a Listing Qualifications Panel, at which we will seek continued listing. The hearing has been scheduled on April 24, 2003. We intend to detail our plan to comply with both Rules at the hearing referred to above. There can be no assurance that the Panel will grant our request for continued listing. If our common stock is delisted, we would seek to have our common stock traded on the OTC Bulletin Board. In such case, the market for our common stock will not be as broad as if it were traded on the Nasdaq SmallCap Market and it will be more difficult to trade in our common stock, which will likely cause a decrease in the price of our common stock.

OUR FAILURE TO ANTICIPATE OR RESPOND TO TECHNOLOGICAL CHANGES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

     The market for computer systems and products is characterized by constant technological change, frequent new product introductions and evolving industry standards. Our future success is dependent upon the continuation of a number of trends in the computer industry, including the migration by end-users to multi-vendor and multi- system computing environments, the overall increase in the sophistication and interdependency of computing technology, and a focus by managers on cost-efficient information technology management. These trends have resulted in a movement toward outsourcing and an increased demand for product and support service providers that have the ability to provide a broad range of multi-vendor product and support services. There can be no assurance these trends will continue in the future. Our failure to anticipate or respond adequately to technological developments and customer requirements could have a material adverse effect on our business, operating results and financial condition.

IF WE ARE UNABLE TO SECURE PRICE PROTECTION PROVISIONS IN OUR VENDOR AGREEMENTS, THE VALUE OF OUR INVENTORY WOULD QUICKLY DIMINISH

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

EXCESSIVE CLAIMS AGAINST WARRANTIES THAT WE PROVIDE COULD ADVERSELY EFFECT OUR BUSINESS

     Our suppliers generally warrant the products that we distribute and allow us to return defective products, including those that have been returned to us by customers. We do not independently warrant the products that we distribute, except that we do warrant services provided in connection with the products that we configure for customers and that we build to order from components purchased from other sources. If excessive claims are made against these warranties, our results of operations would suffer.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE WITH SOME OF OUR COMPETITORS

     All aspects of our business are highly competitive. Competition within the computer products distribution industry is based on product availability, credit availability, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and the availability of product and technical support information. We also compete with manufacturers that sell directly to resellers and end users.

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

FAILURE TO RECRUIT AND RETAIN TECHNICAL PERSONNEL WILL HARM OUR BUSINESS

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

WE DEPEND UPON CONTINUED CERTIFICATION FROM CERTAIN OF OUR SUPPLIERS

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

WE DEPEND ON KEY SUPPLIERS FOR A LARGE PORTION OF OUR INVENTORY, LOSS OF THOSE SUPPLIERS COULD HARM OUR BUSINESS

     One supplier, Sunnyview/CompTronic ("Sunnyview"), accounted for approximately 11%, 10% and 16% of our total purchases for the years ended December 31, 2002, 2001 and 2000, respectively. We do not have a supply contract with Sunnyview, but rather purchase products from it through individual purchase orders, none of which has been large enough to be material to us. Although we have not experienced significant problems with Sunnyview or our other suppliers, and we believe we could obtain the products that Sunnyview supplies from other sources, there can be no assurance that our relationship with Sunnyview and with our other suppliers, will continue or, in the event of a termination of our relationship with any given supplier, that we would be able to obtain alternative sources of supply on comparable terms without a material disruption in our ability to provide products and services to our clients. This may cause a loss of sales that could have a material adversely effect on our business, financial condition and operating results.

IF A CLAIM IS MADE AGAINST US IN EXCESS OF OUR INSURANCE LIMITS WE WOULD BE SUBJECT TO POTENTIAL EXCESS LIABILITY

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

WE ARE DEPENDENT ON KEY PERSONNEL

     Our continued success will depend to a significant extent upon our senior management, including Theodore Li, President, and Hui Cynthia Lee, Executive Vice President and head of sales operations, and Steve Flynn, general manager of FrontLine. The loss of the services of Messrs. Li or Flynn or Ms. Lee, or one or more other key employees, could have a material adverse effect on our business, financial condition or operating results. We do not have key man insurance on the lives of any of members of our senior management.

WE CANNOT ASSURE YOU THAT OUR PURSUIT OF NEW BUSINESS THROUGH LIVEMARKET WILL BE SUCCESSFUL

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

ESTABLISHMENT OF OUR NEW BUSINESS TO-CONSUMER WEBSITE LIVEWAREHOUSE.COM MAY NOT BE SUCCESSFUL

     We have established a new business-to-consumer website, LiveWarehouse.com. We cannot assure you that we will achieve market acceptance for this project and achieve a profitable level of operations, that we will be able to hire and retain personnel with experience in online retail marketing and management, that we will be able to execute our business plan with respect to this market segment or that we will be able to adapt to technological changes once operational. Further, while we have experience in the wholesale marketing of computer-related products, we have virtually no experience in retail marketing. This market is very competitive and many of our competitors have substantially greater resources and experience than we have.

WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL SUCH AS ECONOMIC AND GENERAL RISKS OF OUR BUSINESS

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

ITEM 2. PROPERTIES

     We own property located at 1600 California Circle, Milpitas, California 95035, which was subject to mortgages in the amount of $3,230,300 at December 31, 2002. Of this amount, $2,387,500 is subject to bank financing which bears interest at the bank's 90-day LIBOR rate (1.875% as of December 31, 2002) plus 2.5% and is secured by a deed of trust on the property. The remaining $842,800 is subject to a Small Business Administration loan which bears interest at a 7.569% rate and is secured by the underlying property. This property of 3.31 acres includes a 44,820 square foot building. The building contains our executive office and warehouse and we believe it is suitable for the current size and the nature of our operations. We lease a building in Georgia to house our branch office pursuant to a three-year operating lease which expires October 31, 2003. We have an option to renew this lease for an additional three-year term. Future minimum lease payments under this non-cancelable operating lease agreement for 2003 are estimated to be $89,900.

     LiveMarket leases an office in Orange County. The term of the lease is currently on a month-to-month basis at a cost to the company of $1,060 per month.

     Frontline Network Consulting, Inc. leases an office in Tempe, Arizona with a term expired on February 28, 2003. Currently, the lease is on a month-to-month basis and requires a monthly payment of $3,069.

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

                                                               HIGH        LOW
                                                              ------      ------
Fiscal Year Ended December 31, 2002
  First Quarter                                               $ 2.11      $ 0.86
  Second Quarter                                              $ 1.70      $ 0.50
  Third Quarter                                               $ 1.25      $ 0.26
  Fourth Quarter                                              $ 1.03      $ 0.25

Fiscal Year Ended December 31, 2001
  First Quarter                                               $ 2.88      $ 1.00
  Second Quarter                                              $ 1.15      $ 0.47
  Third Quarter                                               $ 2.00      $ 0.45
  Fourth Quarter                                              $ 2.95      $ 1.00

     We had 1,260 stockholders of record of our common stock as of February 14, 2003.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table contains certain selected financial data and we refer you to the more detailed consolidated financial statements and the notes thereto provided in Part II Item 8 of this Form 10-K. The financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, has been derived from our consolidated financial statements. Our consolidated financial statements for the year ended December 31, 2002 were audited by KPMG LLP and the consolidated financial statements for the years ended December 31, 2001, 2000, 1999 and 1998 were audited by BDO Seidman, LLP.

                                                             Fiscal Year Ended December 31
                                      ----------------------------------------------------------------------------
Statement of Operations Data              2002            2001            2000            1999            1998
                                      ------------    ------------    ------------    ------------    ------------
Net Sales .........................   $ 70,328,700    $ 75,011,700    $ 88,872,700    $104,938,700    $105,431,200
Income (Loss) from Operations .....     (4,176,000)     (3,829,500)         10,200       1,682,100       3,080,000
Net Income (Loss) .................     (2,835,900)     (2,850,700)        121,800         827,300       1,775,700
Net Income (Loss) applicable to
  Common Shareholders .............     (3,110,100)     (2,850,700)        121,800         827,300       1,775,700
Net Income (Loss) per share to
  Common Shareholders - Basic and
  Diluted .........................          (0.30)          (0.28)           0.01            0.08            0.19

                                                             Fiscal Year Ended December 31
                                      ----------------------------------------------------------------------------
Balance Sheet Data                        2002            2001            2000            1999            1998
                                      ------------    ------------    ------------    ------------    ------------
Current Assets ....................   $ 12,577,600    $ 12,501,600    $ 15,335,200    $ 15,221,100    $ 16,886,600
Current Liabilities ...............      9,464,900       6,766,700       7,710,800       7,614,400       8,955,100
Total Assets ......................     17,267,000      17,323,300      20,861,100      20,689,000      21,108,400
Long-Term Debt ....................      3,169,500       3,230,300       3,286,200       3,337,600       3,377,100
Redeemable Convertible Preferred
  Stock ...........................        190,400              --              --              --              --
Long-Term Obligations and
  Redeemable Convertible
  Preferred Stock .................      3,359,900       3,230,300       3,286,200       3,337,600       3,377,100
Shareholders' Equity ..............      4,442,200       7,289,900       9,857,800       9,736,000       8,744,700

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The accompanying discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which are included elsewhere in this Form 10-K. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs, including our objective of returning to profitabiltiy. Such factors, many of which are beyond our control include, but are not limited to, technological changes, our need for additional capital, insurance and potential excess liability, diminished marketability of inventory, increased warranty costs, competition, recruitment and retention of technical personnel, dependence on continued OEM certification, dependence on certain suppliers, risks associated with the projects in which we are engaged to complete, and dependence on key personnel.

GENERAL

     We provide solutions to customers in several synergetic and rapidly growing segments of the computer industry. Our operating business is organized into five divisions: PMI, PMIGA, FNC, Lea/LiveMarket, and LiveWarehouse (LW). We also use PMICC as an investment vehicle for the purpose of acquiring companies or assets deemed suitable for our operations.

     Our subsidiaries, PMI and PMIGA, provide the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEMs and systems integrators. PMIGA commenced operations in October 2000 and distributes PMI's products in the eastern United States market.

     To capture the expanding corporate IT infrastructure market, we established the FrontLine Network Consulting division in 1998 to provide professional services to mid-market companies focused on consulting, implementation and support services of Internet technology solutions. During 2000, this division was incorporated as FNC. On September 30, 2001, FNC acquired certain assets of Technical Insights, Inc., a computer technical support company, in exchange for $20,000 worth of PMIC common stock (16,142 shares). This acquired business unit, Technical Insights, enables FNC to provide computer technical training services to corporate clients.

     We also invested in a 50%-owned joint software venture, Lea Publishing, LLC (Lea Publishing), in 1999 to focus on Internet-based software application technologies to enhance corporate IT services. Lea Publishing was a development stage company. In June 2000, we increased our direct and indirect interest in Lea Publishing to 62.5% by completing our purchase of 25% of the outstanding common stock of Rising Edge Technologies, Ltd., the other 50% owner of Lea Publishing. In December 2001, we entered into an agreement with Rising Edge and its principal owners to exchange the 50% Rising Edge ownership in Lea Publishing for our 25% interest in Rising Edge. As a consequence, PMIC owns 100% of Lea Publishing and no longer has an interest in Rising Edge. Certain assets acquired and liabilities assumed originated from the acquisition of LiveMarket that were initially purchased through PMICC, were transferred to Lea Publishing in the fourth quarter of 2001 to further assist in the development of internet software. In May 2002, the Company formed Lea, a California corporation. Effective June 1, 2002, Lea Publishing transferred all of its assets and liabilities to Lea.

     In December, 2001 LiveWarehouse, Inc. was incorporated as a wholly-owned subsidiary of PMIC, to provide consumers a convenient way to purchase computer products via the internet.

     As used herein and unless otherwise indicated, the terms "Company," "we" and "our" refer to Pacific Magtron International Corp. and each of our subsidiaries.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included as Part II Item 8 to this Form 10-K. The following are our critical accounting policies:

REVENUE RECOGNITION

     The Company recognizes sales of computer and related products upon delivery of goods to the customer, provided no significant obligations remain and collectibility is probable. A provision for estimated product returns is established at the time of sale based upon historical return rates, which have typically been insignificant, adjusted for current economic conditions. The Company generally does not provide volume discounts or rebates to its customers. Revenues relating to services performed by FNC are recognized upon completion of the contracts. Software and service revenues relating to software design and installation performed by FNC and Lea, are recognized upon completion of the installation and customer acceptance.

LONG-LIVED ASSETS

     The Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, the Company adjusts the asset group to its estimated fair group value. The fair value of an asset group is determined by the Company as the amount at which that asset could be bought or sold in a current transaction between willing parties or group the present value of the estimated future cash flows from the asset. The asset value recoverability test is performed by the Company on an on-going basis.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustment history, current economic conditions, level of credit insurance and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management's control.

INVENTORY

     Our inventories, consisting primarily of finished goods, are stated at the lower of cost (moving weighted average method) or market. We regularly review inventory quantities on hand and record a provision, if necessary, for excess and obsolete inventory based primarily on our estimated forecast of product demand. Due to a relatively high inventory turnover rate and vendor agreements common in industry practice that provide price protections or credits for declines in inventory value and the right to return unsold inventory, we believe that our risk for a decrease in inventory value is minimized. No assurance can be given, however, that we can continue to turn over our inventory as quickly in the future or that we can negotiate such provisions in each of our vendor contracts or that such industry practice will continue.

INCOME TAXES

     The Company reports income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits are subject to a valuation allowance when management believes it is more likely than not that the deferred tax assets will not be realized.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                                     Year Ended December 31,
                                                   ----------------------------
                                                    2002       2001       2000
                                                   ------     ------     ------
Sales ..........................................    100.0%     100.0%     100.0%
Cost of Sales ..................................     93.4       92.9       92.1
                                                   ------     ------     ------
Gross Margin ...................................      6.6        7.1        7.9
Operating Expenses .............................     12.5       12.2        7.9
                                                   ------     ------     ------
(Loss) Income from operations ..................     (5.9)      (5.1)       0.0
Other income (expense) .........................      0.0       (0.2)       0.2
Income Tax Benefit (expense) ...................      1.9        1.5       (0.1)
Minority Interest in FNC and PMIGA .............      0.0        0.0        0.0
                                                   ------     ------     ------
Net Income (loss) ..............................     (4.0)      (3.8)       0.1
Accretion and deemed dividend relating to
  beneficial conversion of 4% Series A
  Convertible Preferred Stock ..................     (0.4)       0.0        0.0
                                                   ------     ------     ------
Net income (loss) applicable to Common
  shareholders .................................     (4.4)%     (3.8)%      0.1%
                                                   ======     ======     ======

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Consolidated sales for the year ended December 31, 2002 were $70,328,700, a decrease of $4,683,000, or approximately 6.2%, compared to $75,011,700 for the year ended December 31, 2001. Approximately $65,862,100, or 93.6% of total sales recognized by us for the year ended December 31, 2002 was attributable to PMI and PMIGA, our wholesale computer distribution business. For the year ended December 31, 2001, the combined sales of PMI and PMIGA were $71,738,800, or 95.7% of total sales. Sales generated by FNC and Lea in 2002 were $2,378,300 and $496,600, respectively, as compared to $3,022,200 and $250,700, respectively, in 2001. Sales from FNC, Lea, and LW as a percent of total sales were 3.4%, 0.7%, and 2.3%, respectively, for the year ended December 31, 2002. Sales from FNC and Lea as a percent of total sales were 4.0% and 0.3%, respectively, for the year ended December 31, 2001. LW was incorporated in December 2001 and generated $1,591,700 sales in 2002.

     The combined sales of PMI and PMIGA, our computer products segments, were $65,862,100 for the year ended December 31, 2002, a decrease of $5,876,700, or approximately 8.2%, compared to $71,738,800 for the year ended December 31, 2001. Sales recognized by PMIGA were approximately $9,374,200 in 2002, a decrease of $2,071,100, compared to $11,445,300 in 2001. Sales for PMI decreased by $3,805,600, or 6.3% from $60,293,500 for the year ended December 31, 2001 to $56,487,900 for the year ended December 31, 2002. The decrease in PMI and PMIGA sales was primarily due to a continuing decline in the computer component market and the intense competition in pricing in the computer component market in 2002. In addition, we believe that the continued slow down in the economy depressed our sales in 2002.

     Total sales generated by FNC for the year ended December 31, 2002 were $2,378,300 of which $1,904,700 was from products sales and $473,600 was from service sales. For the year ended December 31, 2001, total sales generated by FNC were $3,022,200, of which $2,907,200 was from products sales and $115,000 was from service sales. The total sales in 2002 decreased by $643,900, or 21.3%, compared to 2001. Products sales in 2002 decreased by $1,002,500, or 34.5%, compared to 2001 and service sales in 2002 increased by $358,600, or 311.8%, compared to 2001. The decrease in FNC's products sales was primarily due to a continued slow and stagnant U.S. economy and the over-capacity built by our existing and potential customers in the past few years. In September 2001, FNC purchased certain assets of Technical Insights, a computer technical support company which provides computer technical training for its customers. The increase in service sales for 2002 was primarily due to three months of sales for Technical Insights that were included in FNC's service sales for 2001 compared to twelve months of sales that were included in FNC's service sales in 2002.

     In the fourth quarter of 2001 PMICC acquired certain assets of an internet software development company, LiveMarket. Subsequently, these assets were transferred to Lea. During the fourth quarter of 2001, Lea/LiveMarket generated $250,700 in revenues which related entirely to the newly acquired LiveMarket operations. For the year ended December 31, 2002, Lea/LiveMarket generated $496,600 in revenue.

     In December 2001, LW was incorporated as a wholly-owned subsidiary of PMIC to provide consumers a convenient way to purchase computer products via the internet. Sales generated by LW were $1,591,700 for the year ended December 31, 2002. There were no sales generated by LW in 2001.

     Consolidated gross margin for the year ended December 31, 2002 was $4,610,300, a decrease of $691,800, or 13.0%, compared to $5,302,100 for the year ended December 31, 2001. The consolidated gross margin as a percentage of consolidated sales decreased from 7.1% for the year ended December 31, 2001 to 6.6% for year ended December 31, 2002.

     The combined gross margin for PMI and PMIGA was $3,723,700, or 5.7% for the year ended December 31, 2002 compared to $4,687,000, or 6.5%, for the year ended December 31, 2001. PMI's gross margin for the year ended December 31, 2002 was $3,266,900, or 5.8% of PMI's sales compared to $4,066,400, or 6.7% of PMI's sales for the year ended December 31, 2001. PMIGA's gross margin for the year ended December 31, 2002 was $456,800, or 4.9% of PMIGA's sales compared to

$620,600, or 5.4% of PMIGA's sales for the year ended December 31, 2001. The decrease in PMI and PMIGA sales was primarily due to a continuing decline in the computer component market and the intense competition in pricing in the computer component market in 2002 compared to 2001. We believe that there was an excess supply of computer products in 2002 resulting in intense pricing pressure that adversely affected the gross margin.

     Gross margin related to FNC for the year ended December 31, 2002 was $430,900, or 18.1% of total FNC's sales, compared to $391,800, or 13.0% of FNC's sales for the year ended December 31, 2001. The higher gross margin in 2002 compared to 2001 was primarily due to a higher mix of service sales in 2002. FNC's service revenue was $473,600, or 19.9% of total FNC's sales, compared to $115,000, or 3.8% of total FNC's sales in 2001. FNC has a higher gross margin on service sales than product sales as part of the consulting and implementation and training services. Since FNC's sales accounted for only 3% and 4% of our consolidated sales that occurred in 2002 and 2001, respectively, the gross margin percentage earned by FNC had only a minor effect on our overall consolidated gross margin in 2002 and 2001.

     The gross margin for Lea was $229,700, or 46.3% of Lea's revenues for the year ended December 31, 2002, compared to $214,900, 85.7% of Lea's revenues from October 2001 (acquisition date for LiveMarket) to December 2001. The decrease in gross margin was primarily due to the increase in labor time and labor costs in servicing fixed fee maintenance contracts for the year ended December 31, 2002.

     LiveWarehouse   experienced  a  gross  margin  of  $226,000,  or  14.2%  of
LiveWarehouse's sales in 2002.

     Consolidated operating expenses, including selling, general, administrative, and research and development expenses, for the year ended December 31, 2002 were $8,786,300, a decrease of $345,300, or 3.8%, compared to $9,131,600 for the year ended December 31, 2001. The decrease in consolidated operating expenses was primarily due to our implementation of cost-cutting measures, such as reducing our employee count from 104 as of December 31, 2001 to 96 as of December 31, 2002, and expenses relating to 2001 acquisitions that were not incurred in 2002. The decrease in payroll in 2002 also resulted from a bonus of $171,400 paid to certain officers in 2001 which did not recur in 2002. Proceeds received by the officers for these bonuses in 2001 were used to repay the officer notes receivable during 2001. Consolidated professional service expense was reduced by $172,100 in 2002 compared to 2001. The Company also experienced a lower level of bad debt write-offs in 2002. The consolidated bad debt expense decreased from $450,500 in 2001 to $348,200 in 2002. The decrease was also due to the write-offs of our investment in TargetFirst Inc. and Rising Edge Technologies, Ltd. in 2001. During the year ended December 31, 2001, as result of our ongoing evaluation of the net realizable value of our investments, we wrote off our investments in TargetFirst Inc. and Rising Edge Technologies, Ltd., resulting in an impairment loss of $250,000 and $468,000, respectively. The decreases in consolidated operating expenses were partially offset by the inclusion of operating expenses of $980,700 and $392,100 for Lea and LiveWarehouse, respectively, for the year ended December 31, 2002. LiveMarket was acquired in October 2001 and incurred an operating expense of $424,500 for the three months ended December 31, 2001. LiveWarehouse was incorporated in December 2001 and did not incur operating expenses in 2001. As a percentage of consolidated sales, consolidated operating expenses was 12.5% for the year ended December 31, 2002 compared to 12.2% for the year ended December 31, 2001. During 2002 the Company continued to implement its cost-cutting measures as the consolidated sales declined.

     PMI's operating expenses were $4,604,200 for the year ended December 31, 2002 compared to $5,448,800 for the year ended December 31, 2001. The decrease of $844,600, or 15.5%, was mainly due to a decrease in our labor costs of $652,500 and a decrease in our professional service expense of $112,500. PMI also experienced a lower level of bad debt write-offs in 2002. The consolidated bad debt expense decreased by $246,900 in 2002 compared to 2001.

     PMIGA's operating expenses were $1,242,400 for the year ended December 31, 2002, a decrease of $42,900, or 3.3%, compared to $1,285,300 for the year ended December 31, 2001. The decrease was mainly due to a decrease in our labor costs of $167,500, which was partially offset by an increase in bad debt expense of $104,300.

     FNC's operating expenses were $1,566,900 for the year ended December 31, 2002, an increase of $180,600, or 13.0%, compared to $1,386,300 for the year ended December 31, 2001. The increase in FNC's operating expenses was primarily due to an increase in labor costs and rent expense of $107,400 and $27,100, respectively, mainly as a result of our Technical Insights acquisition in the fourth quarter 2001. The increase was partially offset by a decrease in professional service expenses of $63,500.

     Consolidated loss from operations for the year ended December 31, 2002 was $4,176,000 as compared to $3,829,500 for the year ended December 31, 2001. As a percentage of sales, loss from consolidated operations increased to 5.9% for the year ended December 31, 2002, compared to 5.1% for the year ended December 31, 2001. This consolidated operating loss was mainly due to the 13.0% decrease in consolidated operating expenses and the 6.2% decrease in consolidated sales experienced during the year ended December 31, 2002. Loss from operations for the year ended December 31, 2002, including allocations of PMIC corporate expenses, for PMI, PMIGA, FNC, Lea, and LW was $1,337,300, $785,600, $1,135,900,
$751,100, and $166,100, respectively. Loss from operations for the year ended December 31, 2001, including allocations of PMIC corporate expenses, for PMI, PMIGA, FNC, and Lea was $1,416,700, $624,700, $878,400, and $191,700,
respectively. LW was not operating in 2001.

     Consolidated interest income was $18,100 for the year ended December 31, 2002, compared to $125,100 for the year ended December 31, 2001. Interest income for the year ended December 31, 2002 for PMI, PMIGA, and FNC was $13,500, $700, and $3,900, respectively. Interest income for the year ended December 31, 2001 for PMI, PMIGA, and FNC was $85,500, $5,500, and $34,100, respectively. The decrease in PMI's interest income was principally due to a decline in funds available to earn interest and lower interest rates available for short-term investments in cash and cash equivalents.

     Consolidated interest expense for the year ended December 31, 2002 was $183,700, a decrease of $72,100, or 28.2%, compared to $255,800 for the year ended December 31, 2001. Interest expense for the year ended December 31, 2002 for PMI, PMIGA, FNC and LW was $164,400, $700, $17,600, and $1,000,
respectively. For the year ended December 31, 2001, interest expense for PMI, PMIGA and FNC was $230,700, $600 and $24,500, respectively. LW was not operating in 2001. This decrease in PMI's interest expense was due to a decrease in the floating interest rate charged on our mortgage loans for our office building located in Milpitas, California.

     We reported income tax benefits of $1,322,300 for the year ended December 31, 2002 and $1,078,200 for the year ended December 31, 2001 arising from the loss incurred in those years. In March 2002, the Job Creation and Worker
Assistance Act of 2002 ("the Act") was enacted. The Act extended the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred for any taxable year ending in 2001 and 2002. As a result, we did not record a valuation allowance on the portion of the deferred tax assets relating to unutilized federal net operating loss of $1,906,800 for the year ended December 31, 2001. On June 12, 2002, the Company received a federal income tax refund of $1,034,700 attributable to 2001 net operating loss carried back. The tax benefits recorded for 2002 primarily reflect potential federal income tax refund attributable to the 2002 net operation loss carryback. On March 20, 2003, the Company received a federal income tax refund of $1,427,400.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Consolidated sales for the year ended December 31, 2001 were $75,011,700, a decrease of $13,861,000, or approximately 15.6%, compared to $88,872,700 for the year ended December 31, 2000.

     Approximately $3,022,200 of the sales recognized by us for the year ended December 31, 2001 was attributable to the FNC subsidiary, a decrease of $5,083,300, or approximately 62.7%, compared to $8,105,500 for the year ended December 31, 2000. The decrease in FNC sales was due to a weak U.S. economy combined with a reduction of capital expenditures by our existing and potential future customers. The Frontline division was spun off as a separate subsidiary effective October 1, 2000 to better serve the networking and personal computer requirements of corporate customers.

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

     Consolidated operating expenses, including selling, general, administrative, and research and development expense, for the year ended December 31, 2001 were $9,131,600, an increase of $2,089,800, or 29.7%, compared to $7,041,800 for the year ended December 31, 2000. Although we implemented cost cutting measures in anticipation of the economic slowdown, such as reducing our employee count from 114 as of December 31, 2000 to 104 as of December 31, 2001, expenses increased primarily due to the continued establishment of our FNC and PMIGA operations, including among other things, additional expenses associated with our new distribution facility in Georgia. During 2001, we also increased spending for consulting and accounting services to assist in the formation of an acquisition strategy. Consolidated consulting and accounting expenses were $217,000 and $115,400, in 2001 and 2000, respectively. During 2001, we had a higher level of bad debt write-offs and increased the allowance for doubtful accounts. As such, the consolidated bad debt expense increased from $182,200 in 2000 to $450,500 in 2001. During the year ended December 31, 2001, as a result of our ongoing evaluation of the net realized value of our investments in TargetFirst Inc. and Rising Edge Technologies, Ltd, we wrote off these investments resulting in an impairment loss of $250,000 and $468,000, respectively. We also increased our advertising spending for promoting our Company, products and services. Consolidated advertising expense was $178,000 in 2001 compared to $3,600 in 2000. Additionally, $171,400 in officer bonuses was paid in 2001. Proceeds received by the officers for these bonuses were used to repay the officer notes receivable during 2001. There were no officer bonuses in 2000. As a percentage of consolidated sales, consolidated operating expenses increased to 12.2% for the year ended December 31, 2001 as compared to 7.9% for the year ended December 31, 2000 resulting from an increase in our consolidated fixed operating expenses during a period of decreased sales.

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

     Consolidated loss from operations for the year ended December 31, 2001 was $3,829,500 as compared to consolidated income from operations of $10,200 for the year ended December 31, 2000. As a percentage of sales, loss from consolidated operations increased to 5.1% for the year ended December 31, 2001 as compared to 0.0% of consolidated income from operations for the year ended December 31, 2000. This consolidated operating loss was mainly due to the 28.7% increase in consolidated operating expenses and the 15.6% decrease in consolidated sales experienced during the year ended December 31, 2001. Loss from operations for the year ended December 31, 2001, including allocations of PMIC corporate expenses, for PMI, PMIGA, FNC, and Lea was $1,416,700, $624,700, $878,400, and $191,700, respectively. For the year ended December 31, 2000, PMI and FNC had an income from operations of $390,400 and $56,300, respectively, and PMIGA and Lea had an operating loss of $137,800 and $100,800, respectively.

     Consolidated interest income was $125,100 for the year ended December 31, 2001 compared to $227,300 for the year ended December 31, 2000. Interest income for the year ended December 31, 2001 for PMI, PMIGA, and FNC was $85,500, $5,500, and $34,100, respectively. For the year ended December 31, 2000, PMI, PMIGA and FNC had interest income of $226,800, $500 and $0, respectively. The decrease in PMI's interest income was principally due to a decline in funds available to earn interest and lower interest rates available for short-term investments in cash and cash equivalents.

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

     In March 2002, legislation was enacted to extend the general Federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred in 2001 and 2002. As a result, we did not record a valuation allowance on the portion of the deferred tax assets relating to Federal net operating loss carryforward of $1,906,800 as we believed that it was more likely than not that this deferred tax asset will be realized as of December 31, 2001.

UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data for 2002 and 2001 is as follows:

2002 (2)                                                                  Quarter
                                                ------------------------------------------------------------
                                                   First           Second          Third           Fourth
                                                ------------    ------------    ------------    ------------
Sales                                           $ 17,632,300    $ 15,377,800    $ 18,231,100    $ 19,087,500
Gross Profit                                       1,311,700       1,143,800       1,052,100       1,102,700
Net Loss                                            (736,300)       (815,600)       (715,900)       (567,300)
Accretion and deemed dividend related to
  beneficial conversion of convertible
  preferred stock                                         --        (262,000)         (6,100)         (6,100)
Net (loss) applicable to Common
  Shareholders                                      (736,300)     (1,077,600)       (722,000)       (573,400)
Basic and diluted (loss) per common share (1)          (0.07)          (0.10)          (0.07)          (0.05)

2001                                                                      Quarter
                                                ------------------------------------------------------------
                                                   First           Second          Third           Fourth
                                                ------------    ------------    ------------    ------------
Sales                                           $ 19,956,500    $ 14,961,400    $ 20,840,200    $ 19,253,600
Gross Profit                                       1,380,000         979,700       1,465,200       1,597,600
Net Loss                                            (473,600)     (1,211,800)       (370,000)       (795,300)
Basic and diluted (loss) per common share (1)          (0.05)          (0.12)          (0.04)          (0.08)

(1) (Loss) per share are computed independently for each of the quarters presented. The sum of the quarterly loss per share in 2002 and 2001 does not equal the total computed for the year due to rounding.

(2) Certain amounts reported in our previously filed Form 10-Q's were restated. The restated financial information is included in our Form 10-Q/A's for the quarters ended June 30, 2002 and September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $2,835,900 and a net loss applicable to common shareholders of $3,110,100 for the year ended December 31, 2002. The Company also incurred a net loss applicable to common shareholders of $2,850,700 for the year ended December 31, 2001. These recurring losses combined with existing levels of working capital and existing commitments raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to achieve profitability and generate sufficient cash flows to meet its obligations as they come due, which management believes it will be able to do. In addition, management has continued to implement cost-cutting measures to reduce overhead at all of its subsidiaries with a goal to achieve profitability. The Company is also exploring the possibility of obtaining additional debt financing. However, there is no assurance that these efforts will be successful.

As described below, the Company's Flooring line with Transamerica has been terminated and all amounts owed under that line are due and payable on April 7, 2003. If we are unable to replace this line, we will have to pay such amounts out of currently available assets including a recently received tax refund of $1,427,400 and a possible refinancing of the Company's headquarters building. If we fail to downsize in a timely manner or if we fail to replace the flooring line, we will not have sufficient liquidity to operate for Fiscal 2003.

At December 31, 2002, the Company had consolidated cash and cash equivalents of $1,901,100 (excluding $250,000 in restricted cash) and working capital of $3,112,700. At December 31, 2001, we had consolidated cash and cash equivalents totaling $3,110,000 and working capital of $5,734,900.

Net cash used in operating activities for the year ended December 31, 2002 was $898,000, which principally reflected the net loss of $2,835,900 incurred during the year, an increase in accounts receivable of $439,000, inventories of $418,500, and income taxes refunds receivable of $1,073,600, which was partially offset by a decrease in deferred income taxes of $778,800 and an increase in accounts payable of $2,995,200.

Net cash used in investing activities was $89,100 for the year ended December 31, 2002, primarily resulting from the payment for acquisition of equipment and property of $126,200 and an increase in deposits and other assets of $24,000, which were partially offset by the proceeds of $61,100 received from sales of equipment.

Net cash used in financing activities was $221,800 for the year ended December 31, 2002, primarily resulting from the decrease in floor plan inventory loans of $643,400 and principal repayment of $55,900 on notes payable, which were offset by the proceeds of $477,500 from issuance of redeemable convertible preferred stock.

On July 13, 2001, PMI and PMIGA (the Companies) obtained a $4 million (subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation
(Transamerica). This credit facility has a term of two years, subject to automatic renewal from year to year thereafter. The credit facility can be terminated under certain conditions and the termination is subject to a fee of 1% of the credit limit. The facility includes an up to $3 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories), that includes a sub-limit of $600,000 working capital line, and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowing under the inventory loans is subject to 30 to 45 days repayment, at which time interest begins to accrue at the prime rate, which was 4.25% at December 31, 2002. Draws on the working capital line also accrue interest at the prime rate. The credit facility is guaranteed by both PMIC and FNC available capacity.

Under the accounts receivable and inventory financing facility from Transamerica, the Companies are required to maintain certain financial covenants. As of December 31, 2001, the Companies were in violation of the minimum tangible net worth covenant. On March 6, 2002, Transamerica issued a waiver of the default retroactively to September 30, 2001 and revised the covenants under the credit agreement. The revised covenants require the Companies to maintain certain financial ratios and to achieve certain levels of profitability. As of December 31, 2001 and March 31, 2002, the Companies were in compliance with these revised covenants. As of June 30, 2002, the Companies did not meet the revised minimum tangible net worth and profitability covenants, giving Transamerica, among other things, the right to call the loan and immediately terminate the credit facility.

On October 23, 2002, Transamerica issued a waiver of the default occurring on June 30, 2002 and revised the terms and covenants under the credit agreement. Under the revised terms, the credit facility includes FNC as an additional borrower and PMIC continues as a guarantor. Effective October 2002, the new credit limit was $3 million in aggregate for inventory loans and the letter of credit facility. The letter of credit facility is limited to $1 million. The credit limits for PMI and FNC are $1,750,000 and $250,000, respectively. As of December 31, 2002 and September 30, 2002, the Companies did not meet the covenants as revised on October 23, 2002 relating to profitability and tangible net worth. This constituted a technical default and gave Transamerica, among other things, the right to call the loan and immediately terminate the credit facility.

On January 7, 2003, Transamerica elected to terminate the credit facility effective April 7, 2003. However, Transamerica will continue its guarantee of the letter of credit facility through July 25, 2003. Unless the Companies do not perform their obligations in accordance with the agreement and the Indebtedness to tangible net worth covenant is materially worse than the condition at the level on January 7, 2003, Transamerica will continue to accept payments according to the terms of the agreement prior to April 7, 2003. The remaining outstanding balance is due and payable in full on April 7, 2003. As of December 31, 2002, the Companies had an outstanding balance of $901,600 due under this credit facility. The Company is in the process of seeking a replacement for the Transamerica Flooring line with a similar line from Textron Financial. However, the Company cannot assure you that it will be able to either secure the line or maintain it if we continue to incur operating losses.

Pursuant to one of our bank mortgage loans with a $2,387,500 balance at December 31, 2002, we are required to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, no consecutive quarterly losses, and to achieve net income on an annual basis. During 2002 and 2001, the Company was in violation of two of these covenants which constituted an event of default under the loan agreement and gives the bank the right to call the loan. A waiver of these loan covenant violations was obtained from the bank in March 2002, retroactive to September 30, 2001, and through December 31, 2002. In March 2003, the bank extended the waiver through December 31, 2003. As a condition for this waiver, the Company transferred $250,000 to a restricted account as a reserve for debt servicing. This amount has been reflected as restricted cash in the accompanying consolidated financial statements.

On May 31, 2002 we received net proceeds of $477,500 from the issuance of 600 shares of 4% Series A Preferred Stock. An additional 400 shares can be issued after the completion of the required registration of the underlying common stock. Even though we completed the required registration of the underlying common stock in October 2002, there is no assurance that the remaining 400 shares will be sold or that we will be able to obtain additional capital beyond the issuance of the 1,000 shares of Preferred stock. Upon the occurrence of a Triggering Event, such as if the Company were a party in a "Change of Control Transaction," among others, as defined, the holder of the preferred stock has the rights to require us to redeem its preferred stock in cash at a minimum of
1.5 times the Stated Value. As of December 31, 2002, the redemption value of the Series A Preferred Stock, if the holder had required us to redeem the Series A

Preferred Stock as of that date, was $921,300. Even though we do not expect that a Triggering Event will occur, there is no assurance that one will not occur. In the event we are required to redeem our Series A Preferred Stock in cash, we might experience a reduction in our ability to operate the business at its current level.

We are actively seeking additional capital to augment our working capital and to finance our business. However, there is no assurance that we can obtain such capital, or if we can obtain capital that it will be on terms that are acceptable to us.

The Company's common stock is currently traded on the Nasdaq SmallCap Market. On August 19, 2002 the Company received a letter from the Nasdaq Stock Market informing it that the Company's common stock did not meet the criteria for continued listing on the Nasdaq SmallCap Market. The letter stated that Nasdaq will monitor the Company's common stock and if it closes above $1.00 for a minimum of ten consecutive trading days, Nasdaq will notify the Company of its compliance with the continued listing standards. The Company has also been notified by Nasdaq that it does not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock. The Company have until August 18, 2003 to comply with this Rule.

On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of the Nasdaq Marketplace Rules. The Company's common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market. On March 6, 2003 the Company requested a hearing before a Listing Qualifications Panel, at which it will seek continued listing. The hearing has been scheduled on April 24, 2003. The Company intends to detail its plan to comply with both Rules at the hearing referred to above. There can be no assurance that the Panel will grant the Company's request for continued listing. If the Company's common stock is delisted, it would seek to have its common stock traded on the OTC Bulletin Board. In such case, the market for the Company's common stock will not be as broad as if it were traded on the Nasdaq SmallCap Market and it will be more difficult to trade in the Company's common stock, which will likely cause a decrease in its price.

FUTURE CONTRACTUAL OBLIGATIONS

The Company leases office space, equipment, and vehicles under various operating leases. The leases for office space provide for the payment of common area maintenance fees and the Company's share of any increases in insurance and property taxes over the lease term.

Future minimum obligations under these non-cancelable operating leases are as follows:

     YEAR ENDING DECEMBER 31,                                      Amount
     ------------------------                                     --------
              2003                                                $132,700
              2004                                                  31,800
              2005                                                  26,300
              2006                                                   2,000
                                                                  --------
                                                                  $192,800
                                                                  ========

Total rent  expense  associated  with all  operating  leases for the years ended
December  31,  2002,  2001  and  2000  was  $232,100,   $136,000,  and  $16,700,
respectively.

RELATED PARTY TRANSACTIONS

     At December 31, 1999, the Company had unsecured notes receivable from two officer/shareholders with interest at 6%. In December 2000, the repayment terms of these notes were renegotiated to require monthly principal payments, without interest, to pay off the loan by December 31, 2001. Additionally, accrued interest receivable of $43,600 pertaining to these notes as of December 31, 1999, was forgiven by the Company and charged to expense during 2000. As of December 31, 2000, notes receivable from these two officer/shareholders aggregated $171,400 and were repaid in full during 2001.

     The Company sold computer products to a company owned by a member of the Board of Directors and Audit Committee of the Company. Management believes that the terms of these sales transactions are no more favorable than those given to unrelated customers. During 2002, 2001 and 2000, the Company recognized $527,400, $476,200, and $1,476,100 in sales revenues from this company. Included in accounts receivable as of December 31, 2002 and 2001 is $27,000 and $200, respectively, due from this related customer.

     In 2001 FNC acquired certain assets of Technical Insights in exchange for 16,100 shares of PMIC common stock. Under the purchase agreement, among other terms, FNC was required to pay $126,000 to the sellers upon completion and full settlement of a sale transaction as specified in the agreement. On October 2001 the sellers became employees of FNC. As a result of this profit sharing arrangement, the $126,000 payment due to the sellers was recorded as compensation expense by the Company. In January 2002, this balance was paid to the sellers/employees under the terms of the purchase agreement.

     Prior to June 13, 2000, the Company and Rising Edge each owned a 50% interest in Lea Publishing, LLC. The brother of a director, officer, and principal shareholder of the Company is a director, officer and the majority shareholder of Rising Edge. See Note 15 in the consolidated financial statements for a description of the related party transactions between the Company and Rising Edge.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The Company recorded its acquisition of Technical Insights and LiveMarket in September and October 2001 in accordance with SFAS No. 141 and did not recognize any goodwill relating to these transactions. However, certain intangibles totaling $59,400, including intellectual property and vendor reseller agreements, were identified and recorded in the consolidated financial statements in deposits and other assets. These intangible assets are being amortized over a 3-year period using the straight-line method. As of December 31, 2002, a total of $24,300 has been amortized.

     SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The adoption of SFAS No. 142 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 143 Accounting for Obligations associated with the Retirement of Long-Lived Assets. SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the asset cost and classify the accrued amount as a liability in the balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's financial position, results of operations, or cash flows.

     In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operation to include more disposal transactions. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position, results of operations, or cash flows.

     SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. The adoption of SFAS No. 145 did not have a material effect on it's the Company's financial position, results of operations, or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS 146), requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations, or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to
(i) include disclosure of certain obligations and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. The adoption of FIN 45 had no impact on the Company's disclosures as of December 31, 2002. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 29, 2002. The Company does not expect FIN 45 to have a material effect on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the fair-value-based method would have on reported net income and earnings per share and to require prominent disclosure about the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company accounts for its stock option plan in accordance with the recognition and measurement principles of Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, enterprises generally have been included in the consolidated financial statements of another enterprise because the one enterprise controls the others through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise must disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years, with a cumulative-effect adjustment as of the beginning of the first year restated. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial statements.

INFLATION

     Inflation has not had a material effect upon our results of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that to the extent resulting increased costs are not offset by increased revenues, our operations may be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to one of our bank loans with a $2,387,500 balance at December 31, 2002 which bears fluctuating interest based on the bank's 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results, financial position or cash flow. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This  information  appears in a separate  section of this report  following
Part IV.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 20, 2002, the Company's board of directors passed a resolution dismissing BDO Seidman, LLP ("BDO") as its independent accountant for the fiscal year ended December 31, 2002. On the same date, the Company appointed KPMG LLP ("KPMG") to replace BDO as the Company's independent auditor for the current fiscal year.

     The report of BDO for the fiscal years ended December 31, 2000 and 2001 contained no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

     Except for the disagreement discussed below, during the Company's two most recent fiscal years and subsequent interim periods through the date of dismissal, December 20, 2002, there were no other disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or any other matters considered reportable events as contemplated by Regulation S-K 304 (a)(1)(iv)(A) and (B).

     In accounting for the issuance of its preferred stock in May 2002, the Company recorded a deemed dividend of $303,000 associated with the beneficial conversion feature as a charge against retained earnings and an increase in Additional Paid-in Capital. BDO reviewed the Company's Form 10-Q for the quarter ended June 30, 2002, and advised the Company that an additional deemed dividend of $148,300 associated with 300,000 common stock warrants issued to the investor should be recorded as a charge against retained earnings and an increase in the carrying amount of preferred stock. After further research and consultation with BDO, the Company agreed to record this additional deemed dividend. However, the Company's management believed it was proper to increase Additional Paid-in Capital for both of these deemed dividends and reflected such presentation in the Company's Form 10-Q for the quarter ended June 30, 2002. BDO reviewed the Company's Form 10-Q for the quarter ended September 30, 2002, and at the conclusion of further research and consultation, advised the Company that the $148,300 deemed dividend relating to the common stock warrants issued to the investor should be reclassified from Additional Paid-in Capital to the carrying amount of the preferred stock. Management did not concur with the proposed reclassification. BDO discussed the basis for their position, and the proposed adjustment with the Chairman of the Audit Committee on November 7, 2002. On November 12, 2002, after discussion of the above matter with BDO, the Audit Committee Chairman recommended that the Company not reclassify this deemed dividend to the carrying amount of the preferred stock until the Audit Committee could analyze the issue closely during the fourth quarter of 2002. On November 13, 2002, BDO notified the Audit Committee Chairman and management of the Company that there was an unresolved reportable disagreement regarding the accounting treatment of this deemed dividend. On November 14, 2002 BDO had a telephone conversation with the Company's outside counsel to discuss the issue. Following that conversation, the Company elected to reclassify the credit associated with the deemed dividend to the preferred stock in accordance with the advice of BDO.

     The Company did not consult with KPMG during the fiscal years ended December 31, 2000 and 2001, and the interim period from January 1, 2002 through December 20, 2002, on any matter which was the subject of any disagreement, including the disagreement reported herein, or any reportable event or on the application of accounting principles to a specified transaction, either completed or proposed. Further, the Company has consented to the free consultation of KPMG with BDO, including the disagreement with management noted above and other matters.

                                    PART III

     The information required to be presented in Part III is, in accordance with General Instruction G(3) to Form 10-K, incorporated herein by reference to the information contained in our definitive Proxy Statement for our 2003 Annual Meeting which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

     No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial Statements

     (a)  (1)  Report of KPMG, LLP and report of BDO Seidman, LLP

          (2) Consolidated Financial Statements and Notes thereto of the Company including Consolidated Balance Sheets as of December 31, 2002 and 2001 and related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for each of the years in the three year period ended December 31, 2002.

     (b)  Reports on Form 8-K

          (1) Form 8-K filed on March 7, 2003 to report that the Company issued a press release announcing that Nasdaq informed us that our shares would be subject to delisting from the SmallCap Market for failure to comply with Nasdaq's Marketplace Rules regarding minimum value of publicly held shares and minimum bid price per share. The delisting has been suspended until a hearing is held on these matters.

     (2) Form 8-K filed on December 24, 2002 to report that the Company's board of directors passed a resolution dismissing BDO Seidman, LLP as our independent accountant for the fiscal year ended December 31, 2002, and to report that the Company appointed KPMG LLP to replace BDO Seidman, LLP as our independent auditor for the current fiscal year. The Form 8-K also discussed a disagreement between the Company and BDO Seidman, LLP.

          (3) Form 8-K filed on June 13, 2002 to report that the Company completed a private placement of $1 million of its Series A Convertible Preferred Stock and a warrant exercisable to purchase 300,000 shares of common stock with Stonestreet L.P., a private Canadian based investor, as of May 31, 2002.

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

 10.3 Logitech, Inc. Distribution and Installation Agreement, dated March 26, 1997 (filed as an et our Form 10-12G, File No. 000-25277).
 10.4 Wells Fargo Term Note, dated February 4, 1997 (filed as an exhibit to our Form 10-12G, File No. 000-25277).
 10.5 Limited Liability Company Operating Agreement for Lea Publishing L.L.C. dated February 1, 1999 between Pacific Magtron International Corp. and Rising Edge Technology (filed as an exhibit to our Report on Form 10-K for fiscal year ended December 31, 2000).
 10.6 Accounts Receivable and Inventory Financing Agreement between Transamerica Commercial Finance Corporation, Pacific Magtron, Inc. and Pacific Magtron (GA), Inc. dated July 13, 2001 (filed as an exhibit to our Report on Form 10-Q for quarter ended June 30,
               2001).
 10.7 Amendment No. 2 to Accounts Receivable and Inventory Financing Agreement by and between Transamerica Commercial Finance Corporation and Pacific Magtron, Inc. and Pacific Magtron (GA), Inc. (filed herewith).
 10.8 Amendment No. 1 to Accounts Receivable and Inventory Financing Agreement by and between Transamerica Commercial Finance Corporation and Pacific Magtron, Inc. and Pacific Magtron (GA), Inc. (filed herewith).
 21.1          Subsidiaries (filed herewith).
 23.1          Consent of KPMG LLP (filed herewith).
 23.2          Consent of BDO Seidman, LLP (filed herewith)
 99.1          Sarbanes-Oxley Certification

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2003.

                                        PACIFIC MAGTRON INTERNATIONAL CORP.,
                                        a Nevada corporation


                                        BY /s/ Theodore S. Li
                                           -------------------------------------
                                           THEODORE S. LI
                                           President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                          TITLE                          DATE
---------                          -----                          ----

/s/ Theodore S. Li                 President, Chief Executive     March 31, 2003
------------------------------     Officer Treasurer and
THEODORE S. LI                     Director

/s/ Hui Cynthia Lee                Director and Secretary         March 31, 2003
------------------------------
HUI CYNTHIA LEE

/s/ Jey Hsin Yao                   Director                       March 31, 2003
------------------------------
JEY HSIN YAO

/s/ Hank C. Ta                     Director                       March 31, 2003
------------------------------
HANK C. TA

/s/ Limin Hu, Ph.D                 Director                       March 31, 2003
------------------------------
LIMIN HU, Ph.D.

/s/ Raymond Crouse                 Director                       March 31, 2003
------------------------------
RAYMOND CROUSE

                                  CERTIFICATION

I, Theodore Li, certify that:

1. I have reviewed this annual report on Form 10-K of Pacific Magtron International Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Theodore S. Li                                      Date: March 31, 2003
    ------------------------------
    Theodore S. Li, Chief Executive
    Officer/Chief Financial Officer

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

CONTENTS

INDEPENDENT AUDITORS' REPORT                                                F-2

REPORT OF BDO SEIDMAN LLP, INDEPENDENT AUDITORS                             F-3

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated balance sheets                                               F-4
  Consolidated statements of operations                                     F-6
  Consolidated statements of shareholders' equity                           F-7
  Consolidated statements of cash flows                                     F-8
  Notes to consolidated financial statements                                F-9

SUPPLEMENTAL SCHEDULE
  Schedule II - Valuation and Qualifying Accounts                           F-27

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Pacific Magtron International Corp.

We have audited the accompanying consolidated balance sheet of Pacific Magtron International Corp. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the 2002 financial information in the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Magtron International Corp. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the 2002 financial information in the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations. This matter raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter is also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Mountain View, California
February 21, 2002

                 REPORT OF BDO SEIDMAN LLC, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders Pacific Magtron International Corp.

We have audited the accompanying consolidated balance sheet of Pacific Magtron International Corp. and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2001. We have also audited Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001 and 2000. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Magtron International Corp. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     Also, in our opinion, the schedule referred to above presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2001 and 2000.

/s/ BDO SEIDMAN, LLP

San Francisco, California
March 6, 2002

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                    ----------------------------
                                                        2002            2001
                                                    ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents                         $  1,901,100    $  3,110,000
  Restricted cash                                        250,000         250,000
  Accounts receivable, net of allowance for
    doubtful accounts of $305,000 in 2002
    and $400,000 in 2001                               5,124,100       4,590,100
  Inventories                                          3,370,500       2,952,000
  Prepaid expenses and other current
    assets                                               459,100         387,300
  Income tax refunds receivable                        1,472,800         399,200
  Deferred income taxes                                       --         813,000
                                                    ------------    ------------
Total Current Assets                                  12,577,600      12,501,600

Property and Equipment, net                            4,495,400       4,711,500

Deposits and Other Assets                                194,000         110,200
                                                    ------------    ------------
                                                    $ 17,267,000    $ 17,323,300
                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                    ----------------------------
                                                        2002            2001
                                                    ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of notes payable                  $     60,800    $     55,900
  Floor plan inventory loans                             901,600       1,545,000
  Accounts payable                                     7,781,800       4,786,600
  Accrued expenses                                       559,100         379,200
  Warrants                                               161,600              --
                                                    ------------    ------------
Total Current Liabilities                              9,464,900       6,766,700

Notes Payable, less current portion                    3,169,500       3,230,300

Deferred Tax Liabilities                                      --          34,200

Commitments and Contingencies

Minority Interest                                             --           2,200

Preferred Stock, $0.001 par value; 5,000,000
  Shares authorized;
    4% Series A Redeemable Convertible Preferred
    Stock; 1,000 shares designated; 600 shares
    issued and outstanding (liquidation value
    of $614,200 as of December 31, 2002)                 190,400              --

Shareholders' Equity:
    Common stock, $0.001 par value; 25,000,000
      shares authorized; 10,485,100 shares
      issued and outstanding                              10,500          10,500
    Additional paid-in capital                         2,007,900       1,745,500
    Retained earnings                                  2,423,800       5,533,900
                                                    ------------    ------------
Total Shareholders' Equity                             4,442,200       7,289,900
                                                    ------------    ------------
                                                    $ 17,267,000    $ 17,323,300
                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEARS ENDED DECEMBER 31,
                                               --------------------------------------------
                                                   2002            2001            2000
                                               ------------    ------------    ------------
Sales:
  Products                                     $ 69,358,500    $ 74,853,100    $ 88,597,300
  Services                                          970,200         158,600         275,400
                                               ------------    ------------    ------------
Total Sales                                      70,328,700      75,011,700      88,872,700
                                               ------------    ------------    ------------
Cost of Sales:
  Products                                       65,234,300      69,660,600      81,691,100
  Services                                          484,100          49,000         129,600
                                               ------------    ------------    ------------
Total Cost of Sales                              65,718,400      69,709,600      81,820,700
                                               ------------    ------------    ------------
Gross Margin                                      4,610,300       5,302,100       7,052,000
Research and Development                                 --          68,500         100,000
Selling, General and
  Administrative Expenses                         8,786,300       8,345,100       6,941,800
Impairment Loss on Investment                            --         718,000              --
                                               ------------    ------------    ------------
Income (Loss) from Operations                    (4,176,000)     (3,829,500)         10,200
                                               ------------    ------------    ------------
Other Income (Expense):
  Interest income                                    18,100         125,100         227,300
  Interest expense                                 (183,700)       (255,800)       (296,000)
  Equity loss on investment                              --              --         (32,000)
  Litigation settlement                                  --              --         300,000
  Change in fair value of warrants issued           235,700              --              --
  Other expense, net                                (54,500)         (1,600)        (33,400)
                                               ------------    ------------    ------------
Total Other Income (Expense)                         15,600        (132,300)        165,900
                                               ------------    ------------    ------------
Income (Loss) Before Income Tax Benefit
  and Minority Interest                          (4,160,400)     (3,961,800)        176,100
Income Tax Benefit (Expense)                      1,322,300       1,078,200        (104,600)
                                               ------------    ------------    ------------
Income (Loss) Before Minority Interest           (2,838,100)     (2,883,600)         71,500
Minority Interest in FNC and PMIGA Loss               2,200          32,900          50,300
                                               ------------    ------------    ------------
Net Income (Loss)                                (2,835,900)     (2,850,700)        121,800
Accretion and deemed dividend related to
  Series A Convertible Preferred Stock             (274,200)             --              --
                                               ------------    ------------    ------------
Net income (loss) applicable to common
  shareholders                                 $ (3,110,100)   $ (2,850,700)   $    121,800
                                               ============    ============    ============
Basic and diluted earnings (loss) per share    $      (0.30)   $      (0.28)   $       0.01
                                               ============    ============    ============
Shares used in computing per share amounts:
  Basic                                          10,485,100      10,280,100      10,100,000
       Potential common shares-stock options             --              --          54,700
                                               ------------    ------------    ------------
  Diluted                                        10,485,100      10,280,100      10,154,700
                                               ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                            Shareholders' Equity
                                 ---------------------------------------------------------------------------
                                         Common Stock            Additional
                                 ----------------------------     Paid-in        Retained
                                    Shares          Amount        Capital        Earnings          Total
                                 ------------    ------------   ------------    ------------    ------------
Balance at December 31, 1999       10,100,000    $     10,100   $  1,463,100    $  8,262,800    $  9,736,000

Net income                                 --              --             --         112,800         121,800
                                 ------------    ------------   ------------    ------------    ------------
Balance at December 31, 2000       10,100,000          10,100      1,463,100       8,384,600       9,857,800

Issuance of Common Stock in
  exchange for advertising
  services                            333,400             300        199,700              --         200,000

Purchase of assets in
  exchange for stock                   16,100              --         20,000              --          20,000

Exercise of stock options              56,000             100         55,200              --          55,300

Tax benefit of stock
  options exercised                        --              --         22,100              --          22,100

Repurchase and retirement
  of treasury stock                   (20,400)             --        (14,600)             --         (14,600)

Net Loss                                   --              --             --      (2,850,700)     (2,850,700)
                                 ------------    ------------   ------------    ------------    ------------
Balance at December 31, 2001       10,485,100          10,500      1,745,500       5,533,900       7,289,900

Deemed dividend
  associated with
  beneficial conversion
  feature of convertible
  preferred stock                          --              --        260,000        (260,000)             --

Vesting portion of 300,000
  common stock warrants issued
  as payment of consulting
  services                                 --              --          2,400              --           2,400

Preferred stock accretion                  --              --             --         (14,200)        (14,200)

Net Loss                                   --              --             --      (2,835,900)     (2,835,900)
                                 ------------    ------------   ------------    ------------    ------------
Balance at December 31, 2002       10,485,100    $     10,500   $  2,007,900    $  2,423,800    $  4,442,200
                                 ============    ============   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------
                                                             2002            2001            2000
                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                        $ (2,835,900)   $ (2,850,700)   $    121,800
Adjustments to reconcile net (loss) income to
  net cash (used in) provided by operating activities:
    Depreciation and amortization                             325,000         279,000         215,100
    Gain on disposal of property and equipment                 (5,200)         (1,400)             --
    Provision (benefit) for doubtful accounts                 (95,000)        450,500         182,200
    Deferred income taxes                                     778,800        (682,700)         21,600
    Equity in loss in investment                                   --              --          32,000
    Impairment loss on investments                                 --         718,000              --
    Change in value of warrants                              (235,700)             --              --
    Minority interest losses                                   (2,200)        (32,900)             --
    Changes in operating assets and liabilities:
      Accounts receivable                                    (439,000)        588,600         797,200
      Inventories                                            (418,500)        965,900        (106,700)
      Prepaid expenses and other current assets               (71,800)        259,200        (347,400)
      Income tax refunds receivable                        (1,073,600)       (183,500)             --
      Accounts payable                                      2,995,200      (1,002,000)        (23,000)
      Accrued expenses                                        179,900        (142,000)        268,700
                                                         ------------    ------------    ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (898,000)     (1,634,000)      1,161,500
                                                         ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                    (126,200)        (96,100)       (341,500)
    Proceeds from sale of property and equipment               61,100              --              --
    Notes receivable from shareholders                             --         171,400          52,200
    Investments in Rising Edge and TargetFirst                     --              --        (750,000)
    Deposits and other assets                                 (24,000)         (4,600)        536,400
    Payment for business acquisitions and
      related costs                                                --        (170,700)             --
                                                         ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                         (89,100)       (100,000)       (502,900)
                                                         ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in floor plan
      inventory loans                                        (643,400)        215,500        (153,400)
    Principal payments on note payable                        (55,900)        (51,400)        (47,300)
    Restricted cash                                                --        (250,000)             --
    Issuance of Common Stock under stock option plan               --          55,300              --
    Net proceeds from issuance of redeemable
      convertible preferred stock and warrants                477,500              --              --
    Repurchase of common stock                                     --         (14,600)             --
    Proceeds from sale of PMIGA stock to
      minority shareholder                                         --          15,000              --
                                                         ------------    ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                        (221,800)        (30,200)       (200,700)
                                                         ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS            (1,208,900)     (1,764,200)        457,900
CASH AND CASH EQUIVALENTS:
    Beginning of year                                       3,110,000       4,874,200       4,416,300
                                                         ------------    ------------    ------------
    End of year                                          $  1,901,100    $  3,110,000    $  4,874,200
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

In May 1998, PMI formed its Frontline Network Consulting (Frontline) division, a corporate information systems group that serves the networking and personal computer requirements of corporate customers. In July 2000, the Company formed FNC, a California corporation. Effective October 1, 2000, PMI transferred the assets and liabilities of Frontline to FNC. Concurrently, FNC issued 20,000,000 shares of common stock to the Company and became a wholly-owned subsidiary. On January 1, 2001, FNC issued 3,000,000 shares of its common stock to three key FNC employees for past services rendered pursuant to certain Employee Stock Purchase Agreements. As a result of this transaction, the Company's ownership interest in FNC was reduced to 87%. In August 2001 and in March 2002, FNC repurchased and retired a total of 2,000,000 of its shares from former employees at $0.01 per share, resulting in an increase in the Company's ownership of FNC from 87% to 95%.

In May 1999, the Company entered into a Management Operating Agreement which provided for a 50% ownership interest in Lea Publishing, LLC, a California limited liability company formed in January 1999 to develop, sell and license software designed to provide internet users, resellers and providers with advanced solutions and applications. In June 2000, the Company increased its direct and indirect interest in Lea to 62.5% by purchasing 25% of the outstanding common stock of Rising Edge Technologies, Ltd. (Rising Edge), the other 50% owner of Lea, which was a development stage company. In December 2001, the Company entered into an agreement with Rising Edge and its principal owners to exchange the 50% Rising Edge ownership interest in Lea for the Company's 25% ownership interest in Rising Edge. As a consequence, PMIC owns 100% of Lea and no longer has an ownership interest in Rising Edge. No amounts were recorded for the 50% Rising Edge ownership interest in Lea received in this exchange because of the write-down of the Rising Edge investment to zero in the fourth quarter of 2001. In May 2002, the Company formed Lea, a California corporation. Effective June 1, 2002, Lea Publishing, LLC transferred all of its assets and liabilities to Lea.

In August 2000, PMI formed PMIGA, a Georgia corporation whose principal activity is the wholesale distribution of PMI's products in the eastern United States market. During 2001, PMIGA sold 15,000 shares of its common stock to an employee for $15,000. In June 2002, PMIGA repurchased the 15,000 employee owned shares. As a result, PMIGA is 100% owned by PMI.

On October 15, 2001, the Company formed an investment holding company, PMICC, a wholly owned subsidiary of the Company, for the purpose of acquiring companies or assets deemed suitable for PMIC's organization. In October 2001, the Company acquired through PMICC certain assets and assumed the accrued vacation of certain employees of Live Market, Inc. in exchange for $85,000. The LiveMarket assets were then transferred to Lea.

In December 2001, the Company incorporated LW, a wholly-owned subsidiary of the Company, to provide consumers a convenient way to purchase computer products over the internet.

BASIS OF ACCOUNTING

The Company has incurred a net loss of $2,835,900 and a net loss applicable to common shareholders of $3,110,100 for the year ended December 31, 2002. The Company also incurred a net loss of $2,850,700 for the year ended December 31, 2001. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to achieve profitability and generate sufficient cash flows to meet its obligations as they come due, which management believes it will be able to do. Management believes that the downsizing of its subsidiaries, FNC and Lea and continued cost-cutting measures to reduce overhead at all of its subsidiaries would enable it to achieve profitability. The Company is also pursuing additional capital and debt financing. However, there is no assurance that these efforts will be successful. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of PMIC and its wholly-owned subsidiaries, PMI, PMIGA, Lea, PMICC and LW and its majority-owned subsidiary, FNC. All inter-company accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain 2001 and 2000 financial statement amounts have been reclassified to conform to the 2002 financial statement presentation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustment history, current economic conditions,
credit  insurance  levels,  and  other  factors  that  deserve   recognition  in
estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management's control.

INVENTORIES

Inventories, consisting primarily of finished goods, are stated at the lower of cost (weighted average cost method) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

     Building and improvements                                    39 years
     Furniture and fixtures                                   5 to 7 years
     Computers and equipment                                       5 years
     Automobiles                                                   5 years
     Software                                                      3 years

REVENUE RECOGNITION

The Company recognizes sales of computer and related products upon delivery of goods to the customer (generally upon shipment), provided no significant obligations remain and collectibility is probable. A provision for estimated product returns is established at the time of sale based upon historical return rates, which have typically been insignificant, adjusted for current economic conditions. Revenues relating to services performed by FNC are recognized upon completion of the contracts. Software and service revenues relating to software design and installation performed by FNC and Lea are recognized upon completion of the installation and customer acceptance.

ADVERTISING COSTS

Advertising costs, except for certain radio advertising credits, are expensed when incurred. Radio advertising credits are expensed when utilized and are included in other selling, general and administrative expenses in the accompanying consolidated statements of operations. Included in prepaid expenses and other current assets as of December 31, 2002 and 2001 are $150,000 and $200,000, respectively, representing the outstanding balance of radio advertising credits. Advertising expense was $71,400, $178,000, and $3,600, in 2002, 2001, and 2000, respectively.

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

INCOME TAXES

The Company reports income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Future tax benefits are subject to a valuation allowance when management believes it is more likely than not that the deferred tax assets will not be realized.

LONG-LIVED ASSETS

The Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company adjusts the asset to its estimated fair value. The fair value of an asset is determined by the Company as the amount at which that asset could be bought or sold in a current transaction between willing parties or the present value of the estimated future cash flows from the asset. The asset value recoverability test is performed by the Company on an on-going basis. As further discussed in Note 15, the Company recorded an impairment loss in 2001 related to the write-down of its investments in Rising Edge and TargetFirst to zero. The impairment loss recognized for Rising Edge was based on operations history, projections and a change in focus of the investee's business. The impairment loss recognized for Target First resulted from an analysis of the investee's recurring operating losses and cash available for use in operations.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of long-term debt and floor plan inventory loans is estimated based on current interest rates available to the Company for debt instruments with similar terms and remaining maturities. At December 31, 2002 and 2001, the fair value of long-term debt, which consisted of a bank loan and an SBA loan relating to the Company's facility in Milpitas, California, was approximately $3,346,300 and $3,487,700, respectively. The bank loan had an outstanding balance of $2,387,500 and $2,411,700 as of December 31, 2002 and 2001,
respectively. The carrying value of the bank loan, which contains an adjustable interest rate provision based on the market interest rate, approximates its fair value. The SBA loan had an outstanding amount of $842,800 and $874,500 at December 31, 2002 and 2001, respectively. The estimated fair value of the SBA loan was $958,800 and $1,076,000 as of December 31, 2002 and 2001, respectively. The fair value of the SBA loan was estimated based on the present value of the future payments discounted by the market interest rate for similar loans at December 31, 2002 and 2001. The fair value of floor plan inventory loans approximates their carrying value because of the short maturity of this instrument.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the year ended December 31, 2002, options and warrants to purchase 1,302,800 shares of the Company's common stock and 818,900 shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive. During the year ended December 31, 2001, options to purchase 794,600 shares of the Company's common stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The Company recorded its acquisition of Technical Insights and LiveMarket in September and October 2001 in accordance with SFAS No. 141 and did not recognize any goodwill relating to these transactions. However, certain intangibles totaling $59,400, including intellectual property and vendor reseller agreements, were identified and recorded in the consolidated financial statements in deposits and other assets. These intangible assets are being amortized over a 3-year period using the straight-line method. As of December 31, 2002, a total of $24,300 has been amortized.

SFAS No. 142 requires,  among other things,  that  companies no longer  amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The adoption of SFAS No. 142 did not have a material effect on the Company's financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR OBLIGATIONS ASSOCIATED WITH THE RETIREMENT OF LONG-LIVED ASSETS. SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the asset cost and classify the accrued amount as a liability in the balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supersedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operation to include more disposal transactions. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position, results of operations, or cash flows.

SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to (i) include disclosure of certain obligations and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. The adoption of FIN 45 had no impact on the Company's disclosures as of December 31, 2002. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 29, 2002. The Company does not expect Interpretation No. 45 to have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the fair-value-based method would have on reported net income and earnings per share and to require prominent disclosure about the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company accounts for its stock option plan in accordance with the recognition and measurement principles of Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

FASB Statement No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123 as amended by SFAS No. 148. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions use for grants in 2002, 2001, and 2000: no yield; expected volatility of 311%, 152%, and 112%, risk-free interest rates of 4%, 5.0%, and 6.2% and expected lives of four years for all plan options.

Had the Company adopted the provisions of FASB Statement No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

YEAR ENDING DECEMBER 31,                           2002           2001           2000
------------------------                        -----------    -----------    -----------
Net (loss) income:
  As reported                                   $(3,110,100)   $(2,850,700)   $   121,800
    Deduct: Stock based compensation
      expense determined under fair value
      based method for all awards               $   (71,200)   $  (627,400)   $  (118,600)
  Pro forma                                     $(3,181,300)   $(3,478,100)   $     3,200
                                                -----------    -----------    -----------
Basic and diluted (loss) earnings per share:
  As reported                                   $     (0.30)   $     (0.28)   $      0.01
  Pro forma                                     $     (0.30)   $     (0.34)   $      0.00

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, enterprises generally have been included in the consolidated financial statements of another enterprise because the one enterprise controls the others through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise must disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years, with a cumulative-effect adjustment as of the beginning of the first year restated. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial statements.

2. RELATED PARTY TRANSACTIONS

The Company had notes receivable from two officer/shareholders which bore interest at 6% and were unsecured. In December 2000, the repayment terms of the notes were renegotiated to require monthly principal payments, without interest, to pay off the notes by December 31, 2001. Additionally, accrued interest receivable of $43,600 pertaining to the notes was forgiven by the Company and charged to expense during 2000. As of December 31, 2000, notes receivable from the two officer/shareholders aggregated $171,400 and were repaid in full during 2001 using proceeds from officer bonuses declared and paid by the Company during the period.

The Company sold computer products to a company owned by a member of the Board of Directors and Audit Committee of the Company. Management believes that the terms of the sales transactions are no more favorable than those given to unrelated customers. During 2002, 2001 and 2000, the Company recognized $527,400, $476,200, and $1,476,100 in sales revenues from this company. Included in accounts receivable as of December 31, 2002 and 2001 is $27,000 and $200, respectively, due from this related party.

In 2001 FNC acquired certain assets of Technical Insights in exchange for 16,100 shares of PMIC common stock. Under the purchase agreement, among other terms, FNC was required to pay $126,000 to the sellers upon completion and full settlement of a sale transaction as specified in the agreement. On October 2001 the sellers became employees of FNC. As a result of the profit sharing arrangement, the $126,000 payment due to the sellers was accrued as compensation expense by the Company. In January 2002, this balance was paid to the sellers/employees under the terms of the purchase agreement.

Prior to June 2000, the Company and Rising Edge each owned a 50% interest in Lea Publishing, LLC. The brother of a director, officer, and principal shareholder of the Company is a director, officer and the majority shareholder of Rising Edge. See Note 15 for the related party transactions between the Company and Rising Edge.

3. ACCOUNTS RECEIVABLE FACTORING AGREEMENT

Pursuant to a non-notification accounts receivable factoring agreement, the Company factors certain of its accounts receivable with a financial institution (the Factor) on a pre-approved non-recourse basis. The factoring commission charge is 0.375% and 2.375% of specific approved domestic and foreign receivables (Approved Accounts), respectively. The agreement, which expired on February 28, 2003, was automatically renewed for one year under the provisions of the agreement. The agreement requires the Company to pay a minimum of $200,000 in annual commission to the Factor and to maintain the receivable records and make reasonable collection efforts on the Approved Accounts. The Company recognizes the commission expense based on the cumulative amount of approved accounts or the prorated cumulative minimum annual fee, which is the greater. Approved Accounts are transferred to the Factor as assigned accounts (Assigned Accounts) when the receivables are not collected within 120 days from the due date or the customers become insolvent. The title of the receivable is transferred to the Factor when it becomes an Assigned Account. As a purchaser of the Assigned Accounts, the Factor has title to the Assigned Accounts and has unilateral rights, such as to demand and collect payments from customers on the Assigned Accounts, compromise, sue for, and foreclose. The Company has no further obligations or control over the receivable when it becomes an Assigned Account. The Factor is obligated to pay the Company for the Assigned Accounts within 15 days after the receivable becomes an Assigned Account. Security interests in the Assigned Accounts are granted to the Factor when the accounts become assigned. In accordance with SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company accounts for the factored receivables as sales of financial assets when they become Assigned Accounts. The total amount of receivables approved by the Factor as Approved Accounts was $23,382,700 during the year ended December 31, 2002. The amount of receivables assigned to the Factor during the year ended December 31, 2002 was $101,800. There were no receivables assigned to the Factor prior to the quarter ended June 30, 2002 and as of December 31, 2002, there were no Assigned Accounts included in accounts receivable. As of December 31, 2002, the commission amount due to the Factor was $37,700 and was included in accrued liabilities.

4. PROPERTY AND EQUIPMENT

A summary of property and equipment as of December 31, 2002 and 2001 follows:

     DECEMBER 31,                                   2002           2001
     ------------                                ----------     ----------
     Building and improvements                   $3,274,400     $3,266,900
     Land                                         1,158,600      1,158,600
     Furniture and fixtures                         393,300        394,500
     Computers and equipment                        795,100        703,900
     Automobiles                                    116,500        190,400
                                                 ----------     ----------
                                                  5,737,900      5,714,300
     Less accumulated depreciation                1,242,500      1,002,800
                                                 ----------     ----------
                                                 $4,495,400     $4,711,500
                                                 ==========     ==========

5. NOTES PAYABLE

The Company obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (1.875% as of December 31, 2002) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration (SBA) loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and is secured by the underlying property.

Under the bank loan, the Company is required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, and have no consecutive quarterly losses. In addition, the Company is required to achieve net income on an annual basis. During 2001, the Company was in violation of two of these covenants which constituted an event of default under the loan agreement and gave the bank the right to call the loan. A waiver of the loan covenant violations was obtained from the bank that extends through December 31, 2003. As a condition for this waiver, the Company transferred $250,000 to a restricted account as a reserve for debt servicing. This amount has been reflected as restricted cash in the accompanying consolidated balance sheet.

     Notes payable as of December 31, 2002 and 2001 are as follows:

                                                 2002            2001
                                              -----------     -----------
     Bank loan                                $ 2,387,500     $ 2,411,700
     SBA loan                                     842,800         874,500
                                              -----------     -----------
                                                3,230,300       3,286,200
     Less current portion                          60,800          55,900
                                              -----------     -----------
                                              $ 3,169,500     $ 3,230,300
                                              ===========     ===========

The aggregate amount of future maturities for notes payable are as follows:

     YEARS ENDING DECEMBER 31,                                  Amount
     -------------------------                                -----------
            2003                                              $    60,800
            2004                                                   66,100
            2005                                                   71,900
            2006                                                   78,200
            2007                                                2,310,600
         Thereafter                                               642,700
                                                              -----------
                                                              $ 3,230,300
                                                              ===========

6. FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

On July 13, 2001, PMI and PMIGA (the Companies) obtained a $4 million (subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (Transamerica). This credit facility has a term of two years and is subject to automatic renewal from year to year thereafter. The credit facility can be terminated by Transamerica under certain conditions and the termination is subject to a fee of 1% of the credit limit. The facility includes up to a $3 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories) that includes a sub-limit of $600,000 working capital line and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowing under the inventory loans are subject to 30 to 45 days repayment, at which time interest begins to accrue at the prime rate, which was 4.25% at December 31, 2002. Draws on the working capital line also accrue interest at the prime rate. The credit facility is guaranteed by both PMIC and FNC.

Under the accounts receivable and inventory financing facility from Transamerica, the Companies are required to maintain certain financial covenants. However, at June 30, 2002, the Companies did not meet the minimum tangible net worth and profitability covenants.

On October 23, 2002, Transamerica issued a waiver of the default occurring on June 30, 2002 and revised the terms and covenants under the credit agreement. Under the revised terms, the credit facility includes FNC as an additional borrower and PMIC continues as a guarantor. Effective October 2002, the new credit limit is $3 million in aggregate for inventory loans and the letter of credit facility. The letter of credit facility is limited to $1 million. The credit limits for PMI and FNC are $1,750,000 and $250,000, respectively. At
December 31, 2002 and September 30, 2002, the Companies did not meet the covenants as revised on October 23, 2002 relating to profitability and tangible net worth. This constituted a technical default and gave Transamerica, among other things, the right to call the loan and immediately terminate the credit facility.

On January 7, 2003, Transamerica elected to terminate the credit facility effective April 7, 2003. However, Transamerica will continue its guarantee of the Letter of Credit Facility through July 25, 2003. Unless the Companies do not perform its obligations in accordance with the agreement and the indebtedness to tangible net worth covenant is materially worse than the condition at the level on January 7, 2003, Transamerica will continue to accept payments according to the terms of the agreement prior to April 7, 2003. The remaining outstanding balance is due and payable in full on April 7, 2003. As of December 31, 2002, the Companies had an outstanding balance of $901,600 due under this credit facility.

In March 2001, FNC obtained a $2 million discretionary credit facility from Deutsche Financial Services Corporation (Deutsche) to purchase inventory. To secure payment, Deutsche obtained a security interest in all of FNC's inventory, equipment, fixtures, accounts, reserves, documents, general intangible assets and all judgments, claims, insurance policies, and payments owed or made to FNC. Under the loan agreement, all draws matured in 30 days. Thereafter, interest accrued at the lesser of 16% per annum or at the maximum contract rate of interest permitted under applicable law FNC was required to maintain certain financial covenants to qualify for the Deutsche bank credit line, and was not in compliance with certain of the covenants as of June 30, 2002 and December 31, 2001. On April 30, 2002, Deutsche elected to terminate the credit facility effective July 1, 2002. FNC repaid the outstanding balance in full in October 2002.

7. INCOME TAXES

For the years ended December 31, 2002, 2001 and 2000, income tax benefit (expense) comprises:

     2002                     Current          Deferred          TOTAL
     ----                   ------------     ------------     ------------
     Federal                $  1,459,000         (131,000)    $  1,328,000
     State                        (5,700)              --           (5,700)
                            ------------     ------------     ------------
                            $  1,453,300         (131,000)    $  1,322,300
                            ============     ============     ============

     2001                     Current         Deferred          TOTAL
     ----                   ------------     ------------     ------------
     Federal                $    378,700     $    698,500     $  1,077,200
       State                      (5,300)           6,300            1,000
                            ------------     ------------     ------------
                            $    373,400     $    704,800     $  1,078,200
                            ============     ============     ============

     2000                     Current          Deferred          TOTAL
     ----                   ------------     ------------     ------------
     Federal                $    (56,000)    $    (22,500)    $    (78,500)
       State                     (27,000)             900          (26,100)
                            ------------     ------------     ------------
                            $    (83,000)    $    (21,600)    $   (104,600)
                            ============     ============     ============

The following summarizes the differences between the income tax (benefit) expense and the amount computed by applying the Federal income tax rate of 34% in 2002, 2001 and 2000 to income before income taxes:

YEAR ENDING DECEMBER 31,                    2002          2001          2000
------------------------                 ----------    ----------    ----------
Federal income tax benefit (expense)
  at statutory rate                      $1,414,300    $1,347,000    $  (59,900)

State income taxes benefit (expense),
  net of federal benefit                     (5,700)      230,100       (10,600)
Other non-taxable income and
  non-deductible expenses                    55,100       (96,000)      (34,100)
Change in deferred tax assets              (432,500)           --            --
Change in valuation allowance              (380,500)     (402,900)           --
Benefits recognized due to changes
  in tax laws                               648,000            --            --
Others                                       23,600            --            --
                                         ----------    ----------    ----------
Income tax benefit (expense)             $1,322,300    $1,078,200    $ (104,600)
                                         ==========    ==========    ==========

California limits the amount that could be carried forward to 60% of the losses incurred in 2001 and 2002. As of December 31, 2002, the Company had California state net operating loss (NOL) carry forwards of approximately $4,011,000 to offset future taxable income. The net operating loss carry forwards expire in 2014.

Deferred tax assets and liabilities as of December 31, 2002 and 2001 were comprised of the following:

                                                   2002           2001
                                                -----------    -----------
     Deferred tax assets:
     Reserves (primarily the allowance for
       doubtful accounts) not currently
       deductible                               $   132,400    $   272,800
     Accrued compensation and benefits               23,900          8,400
     Capital loss carryover                         335,700        186,400
     NOL carryover                                  354,600        746,500
     Others                                          12,400          1,800
     Accumulated depreciation                       (75,600)            --
                                                -----------    -----------
                                                    783,400      1,215,900
     Valuation allowance                           (783,400)      (402,900)
                                                -----------    -----------
     Net deferred tax assets                    $        --    $   813,000
                                                ===========    ===========
     Deferred tax liabilities - accumulated
       depreciation                             $        --    $    34,200
                                                ===========    ===========

At December 31, 2002 and 2001, the Company has recorded a valuation allowance, relating principally to the capital loss carryover and California net operating loss carryover and reserves not currently deductible, against the net deferred tax assets to reduce them to amounts that are more likely than not to be realized. The net increase in the total valuation allowance for the year ended December 31, 2002 and 2001 was $380,500 and $402,900, respectively.

During 2001, the Company recorded a $22,100 tax benefit of stock options exercised as a credit to additional paid-in-capital.

The Company reported income tax benefits of $1,322,300 for the year ended December 31, 2002 and $1,078,200 for the year ended December 31, 2001 arising from the loss incurred in those years. In March 2002, the Job Creation and Worker Assistance Act of 2002 ("the Act") was enacted. The Act extends the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred for any taxable year ending in 2001 and 2002. As a result, the Company did not record a valuation allowance on the portion of the deferred tax assets relating to unutilized federal net operating loss of $1,906,800 for the year ended December 31, 2001. On June 12, 2002, the Company received a federal income tax refund of $1,034,700 attributable to 2001 net operating loss carried back. The tax benefits recorded for 2002 primarily reflect potential federal income tax refund attributable to the 2002 net operation loss carryback.

8. LEASE COMMITMENTS

The Company leases office space, equipment, and vehicles under various operating leases. The leases for office space provide for the payment of common area maintenance fees and the Company's share of any increases in insurance and property taxes over the lease term.

Future minimum obligations under these non-cancelable operating leases are as follows:

     YEAR ENDING DECEMBER 31,                                      Amount
     ------------------------                                     --------
              2003                                                $132,700
              2004                                                  31,800
              2005                                                  26,300
              2006                                                   2,000
                                                                  --------
                                                                  $192,800
                                                                  ========

Total rent  expense  associated  with all  operating  leases for the years ended
December  31,  2002,  2001  and  2000  was  $232,100,   $136,000,  and  $16,700,
respectively.

9. MAJOR VENDORS

One vendor accounted for approximately 11%, 10%, and 16% of the total purchases for the years ended December 31, 2002, 2001, and 2000, respectively. No other vendors accounted for more than 10% of purchases for any period presented.

Management believes other vendors could supply similar products on comparable terms as those provided by the major vendors. A change in suppliers, however, could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

10. EMPLOYEE BENEFIT PROGRAM-401(k) PLAN

The Company has a 401(k) plan (the Plan) for its employees. The Plan is available to all employees who have reached the age of twenty-one and who have completed three months of service with the Company. Under the Plan, eligible employees may defer a portion of their salaries as their contributions to the Plan. Company contributions are discretionary, subject to statutory maximum levels. Company contributions to the Plan totaled $3,400 and $24,100 for the years ended December 31, 2001 and 2000, respectively. There were no contributions by the Company in 2002.

11. CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with what it believes are reputable financial institutions. As of December 31, 2002 and 2001, the Company had deposits at one financial institution which aggregated $1,665,900 (including restricted cash of $250,000) and $3,083,900, respectively. As of December 31, 2002 and 2001, the Company had deposits amounting to $482,700 and $274,200, respectively, at two other financial institutions. Such funds are insured by the Federal Deposit Insurance Company up to $100,000.

A significant portion of the Company's revenues and accounts receivable are derived from sales made primarily to unrelated companies in the computer industry and related fields located throughout the United States. For the years ended December 31, 2002, 2001 and 2000, no individual customer or customers accounted for more than 10% of sales. The Company believes any risk of credit loss is significantly reduced due to the use of various levels of credit insurance, diversity in customers, geographic sales areas and extending credit based on established limits or terms. The Company performs credit evaluations of its customers' financial condition whenever necessary, and generally does not require collateral for sales on credit.

12. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

On May 31, 2002 the Company entered into a Preferred Stock Purchase Agreement with an investor (Investor). Under the agreement, the Company agreed to issue 1,000 shares of its Series A Preferred Stock at $1,000 per share. On May 31, 2002, the Company issued 600 shares of the Series A Preferred Stock to the Investor, and the remaining 400 shares would be issued when the registration statement that registers the common stock underlying the Series A Preferred Stock became effective. As part of the Preferred Stock Purchase Agreement, the Company issued a common stock purchase warrant to the Investor. The warrant may be exercised at any time within 3 years from the date of issuance and entitles the Investor to purchase 300,000 shares of the Company's common stock at $1.20 per share and includes a cashless exercise provision. The Company also issued a common stock purchase warrant with the same terms and conditions for the purchase of 100,000 shares of the Company's common stock to a broker who facilitated the transaction as a commission.

The holder of the Series A Preferred Stock is entitled to cumulative dividends at the rate of 4% per annum, payable on each Conversion Date, as defined, in cash or by accretion of the stated value. The amount recorded as accretion of the stated value for the year ended December 31, 2002 was $14,200. Dividends must be paid in cash, if among other circumstances, the number of the Company's authorized common shares is insufficient for the conversion in full of the Series A Preferred Stock, or the Company's common stock is not listed or quoted on Nasdaq, NYSE or AMEX. Each share of Series A Preferred Stock is non-voting and entitled to a liquidation preference of the stated value plus accrued and unpaid dividends. A sale or disposition of 50% or more of the assets of the Company, or completion of a transaction in which more than 33% of the voting power of the Company is disposed of, would constitute liquidation. At any time and at the option of the holder, each share of Series A Preferred Stock is convertible into shares of common stock at the Conversion Ratio, which is defined as the stated value divided by the Conversion Price. The Conversion Price is the lesser of (a) 120% of the average of the 5 Closing Prices immediately prior to the Closing Date on which the preferred stock was issued (the Set Price), and (b) 85% of the average of the 5 lowest VWAPs (the daily volume weighted average price as reported by Bloomberg Financial L.P. using the VAP function) during the 30 trading days immediately prior to the Conversion Date but not less than $0.75 (Floor Price). The Set Price and Floor Price are subject to certain adjustments, such as stock dividends.

The Company has the right to redeem the Series A Preferred Stock for cash at a price equal to 115% of the Stated Value plus accrued and unpaid dividends if (a) the Conversion Price is less than $1 during the 5 trading days prior to the redemption, or (b) the Conversion price is greater than 175% of the Set Price during the 20 trading days prior to the redemption. Upon the occurrence of a Triggering Event, such as failure to register the underlying common shares among other events as defined, the holder of the Series A Preferred Stock has the right to require the Company to redeem the Series A Preferred Stock in cash at a price equal to the sum of (a) the redemption amount (the greater of (i) 150% of the Stated Value or (ii) the product of the Per Share Market Value and the Conversion Ratio) plus other costs, and (b) the product of the number of converted common shares and Per Market Share Value. As of December 31, 2002, the liquidation value of the Series A Preferred Stock was $614,200. As the Series A Preferred Stock has conditions for redemption that are not solely within the control of the Company, such Series A Preferred Stock has been excluded from shareholders' equity. As of December 31, 2002, the redemption value of the Series A Preferred Stock, if the holder had required the Company to redeem the Series A Preferred Stock as of that date, was $921,300.

The Company has accounted for the sale of preferred stock and related warrants in accordance with Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Owned Stock." Proceeds of $477,500 (net of $80,500 cash issuance costs) were received of which $222,500 (net of allocated issuance costs of $37,500) was allocated to the Series A Preferred Stock and $255,000 (net of allocated issuance costs of $43,000) was allocated to the detachable warrant based upon its fair value as computed using the Black-Scholes option pricing model. The $260,000 value of the beneficial conversion option on the 600 shares of Series A Preferred Stock was recorded as a deemed dividend on the date of issuance. The allocated $46,300 value (net of $53,000 allocated issuance costs) of the warrant issued to the broker who facilitated the transaction was recorded as a stock issuance cost relating to the sale of preferred stock. As a result, a total amount of $397,300 was as allocated to the warrants and was included in the current liabilities. The related issuance costs of $96,000 allocated to the warrants were included in deposits and other assets and are being amortized over a 3-year period using a straight-line method. As of December 31, 2002, issuance costs of $16,000 have been amortized to expense. As of December 31, 2002, the carrying amount of the warrants was adjusted to the fair value of $161,600. The change in fair value of the warrants from the issuance date (May 31, 2002) to December 31, 2002 was $235,700 and is included as other income. As of December 31, 2002, 818,900 shares of common stock could have been issued if the Series A Preferred Stock were converted into common stock.

13. CAPITAL STOCK

TREASURY STOCK

On May 7, 2001, the Company's Board of Directors authorized a share repurchase program whereby, up to $100,000 worth of the Company's common stock may be repurchased at a maximum price of $1.25 per share and held in treasury or retired. During 2001, the Company acquired 20,400 shares of its common stock at a cost of $14,600. On November 8, 2001, this treasury stock was retired.

INVESTMENT BANKING SERVICES

On December 16, 2002, the Company issued warrants for the purchase of up to 300,000 shares of its common stock under terms of an agreement for investment banking services. Warrants to purchase 100,000 shares of the Company's common stock were to vest immediately and warrants to purchase 200,000 shares were to vest 50% on June 16, 2003 and 50% on December 16, 2003. The Company accounted for this transaction in accordance with EITF No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. In 2002, the Company recorded $2,400 in expense related to this transaction and increased additional paid-in capital for the same amount.

STOCK ISSUED FOR SERVICES

On June 14, 2001, the Company issued 333,400 shares of its common stock to an unrelated party in exchange for radio advertising services to be received over a three-year period. All of the shares vested upon issuance and are non-forfeitable, resulting in a measurement date and final valuation of shares in the amount of $200,000 based upon the market price of the Company's common stock on the date of issuance. Under the terms of the agreement, one-third of the radio advertising service credits expire in two years. Radio advertising service credits are expensed when utilized and are included in other selling, general and administrative expenses in the accompanying consolidated statements of operations. Included in prepaid expenses and other current assets as of December 31, 2002 and 2001 are $150,000 and $200,000, respectively, representing the outstanding balance of the radio advertising credits.

STOCK OPTION PLAN

     On July 16, 1998 the Company adopted the 1998 Stock Option Plan and reserved 1,000,000 shares of Common Stock for issuance under the Plan. Activity under the Plan is as follows:

                                                                      Weighted
                                              Weighted    Weighted     Average
                     Shares                   Average     Average     Remaining
                    Available     Options     Exercise      Fair     Contractual
                    for Grant   Outstanding    Price       Value        Life
                    ---------   -----------   --------    --------    ---------

DECEMBER 31, 1999     802,700       197,300   $   3.67    $   2.73    3.9 Years
Options granted      (136,000)      136,000       1.50        1.15           --
Options forfeited      40,000       (40,000)      2.78        2.34           --
                    ---------   -----------   --------    --------
DECEMBER 31, 2000     706,700       293,300       2.78        2.05    3.6 Years
Options granted      (660,000)      660,000       0.94        0.80           --
Options forfeited     102,700      (102,700)      2.65        2.22           --
Options exercised          --       (56,000)      0.99        0.87           --
                    ---------   -----------   --------    --------
DECEMBER 31, 2001     149,400       794,600       1.40        1.08    3.8 Years
Options granted       (30,000)       30,000       0.95        0.85           --
Options forfeited     172,600      (172,600)      2.41        2.24           --
                    ---------   -----------   --------    --------
DECEMBER 31, 2002     292,000       652,000   $   1.11    $   0.76    3.1 Years
                    =========   ===========   ========    ========

The following table summarizes information about stock options outstanding as of December 31, 2002:

                       Options Outstanding                 Options Exercisable
              --------------------------------------      ----------------------
                              Weighted
                Number         Average      Weighted        Number     Weighted
              Outstanding     Remaining      Average      Exercisable   Average
Exercise        as of        Contractual    Exercise        as of      Exercise
Price         12/31/2002        Life          Price       12/31/2002     Price
-----         ----------     ----------       -----       ----------     -----
$0.76            10,000       4.5 Years       $0.76          10,000      $0.76
$0.88           323,800       3.3 Years       $0.88         323,800      $0.88
$0.97           206,200       3.3 Years       $0.97         206,200      $0.97
$1.05            20,000       4.6 Years       $1.05          20,000      $1.05
$1.50            72,000       1.7 Years       $1.50          28,800      $1.50
$5.00            20,000       0.9 Years       $5.00          14,000      $5.00
               --------                                     -------
                652,000       3.1 Years       $1.11         602,800      $1.04
               ========                                     =======

Under the terms of the Plan, options are exercisable on the date of grant and expire from four to five years from the date of grant as determined by the Board of Directors. The Company applies Accounting Principles Board (APB) No. 25,

ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for the plan. Under APB Opinion No. 25, because the exercise price of the Company stock options equals or exceeds the estimated fair value of the underlying stock on the measurement date, no compensation cost is recognized. FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123 as amended by SFAS No. 148. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions use for grants in 2002, 2001, and 2000: no yield; expected volatility of 311%, 152%, and 112%, risk-free interest rates of 4%, 5.0%, and 6.2% and expected lives of four years for all plan options.

Had the Company adopted the provisions of FASB Statement No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

YEAR ENDING DECEMBER 31,                           2002           2001           2000
------------------------                        -----------    -----------    -----------
Net (loss) income:
  As reported                                   $(3,110,100)   $(2,850,700)   $   121,800
    Deduct: Stock based compensation
      expense determined under fair value
      based method for all awards               $   (71,200)   $  (627,400)   $  (118,600)
  Pro forma                                     $(3,181,300)   $(3,478,100)   $     3,200
                                                -----------    -----------    -----------
Basic and diluted (loss) earnings per share:
  As reported                                   $     (0.30)   $     (0.28)   $      0.01
  Pro forma                                     $     (0.30)   $     (0.34)   $      0.00

On July 24, 2002, the Company entered into a service agreement with a consultant for a term of 180 days. The consultant was paid by granting options to purchase an aggregate of 200,000 shares of the Company's common stock. On August 26, 2002 the Company terminated the agreement and cancelled the outstanding stock options.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Cash was paid during the years ended December 31, 2002, 2001 and 2000 for:

                                                   YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                2002         2001         2000
                                              --------     --------     --------
Income taxes                                  $  5,700     $  1,500     $203,700
                                              ========     ========     ========
Interest                                      $183,700     $255,800     $296,000
                                              ========     ========     ========

During 2001, the Company issued 333,400 shares of its common stock to an unrelated party in exchange for radio advertising services to be received over three-year period. All of the shares vested upon issuance and are non-forfeitable, resulting in a non-cash transaction of $200,000 based upon the market price of the Company's common stock on the date of issuance.

FNC acquired certain assets of a computer technical support company in September 2001 in exchange or 16,100 PMIC shares, resulting in a non-cash investing transaction of $20,000 based upon the average market price of the Company's common stock.

On May 31, 2002, the Company issued warrants to purchase 400,000 shares of the Company's common stock to the preferred stock investor and the broker in connection with the issuance of preferred stock. In connection with the issuance of the preferred stock, the Company recorded a non-cash deemed dividend of relating to the beneficial conversion feature of the preferred stock of $260,000 and an accretion of the stated value of the preferred stock of $14,200.

In December 2002, the Company issued warrants to purchase up to 300,000 shares of the Company's common stock at $1.20 per share for consulting services.

15. INVESTMENTS

The Company and Rising Edge Technologies, Ltd., a corporation based in Taiwan (Rising Edge), entered into an Operating Agreement to form Lea in January 1999. The objective of Lea is to provide internet users, resellers and providers advanced software solutions and applications. Prior to June 13, 2000, the Company and Rising Edge each owned a 50% interest in Lea. The brother of a director, officer and principal shareholder of the Company is a director, officer and the majority shareholder of Rising Edge (Rising Edge Majority Holder). On June 13, 2000, the Company purchased a 25% ownership interest in Rising Edge common stock for $500,000 from the Rising Edge Majority Holder. As such, the Company had a 62.5% combined direct and indirect ownership interest in Lea, which required the consolidation of Lea with the Company. The Company accounted for its investment in Rising Edge by the equity method whereby 25% of the equity interest in the net income or loss of Rising Edge (excluding Rising Edge's portion of the results of Lea and all inter-company transactions) flows through to the Company. During the year ended December 31, 2001, Lea incurred a $191,700 net loss and the equity in the loss in the investment in Rising Edge was $14,500. During the year ended December 31, 2000, Lea incurred a $100,800 net loss and the equity in the loss in the investment in Rising Edge was $32,000. During the year ended December 31, 2001, Rising Edge had $9,800 in revenues and incurred a net loss of $58,100. During the period from June 13, 2000 to December 31, 2000, Rising Edge had $101,100 in revenues and incurred a net loss of $78,200. At December 31, 2000, Rising Edge had total assets of $1,092,200.

In November 1999, Lea entered into a software development contract with Rising Edge which called for the development of certain internet software for a $940,000 fee. Of this amount the contract specified that $440,000 shall be applied to services performed in 1999 (of which $220,000 represented the Company's portion), and the Company and Rising Edge were each responsible for $470,000 of the fee. During 1999, the Company paid $470,000 for its portion of the total fee due under the contract. During the year ended December 31, 2000, Rising Edge performed $100,000 worth of services, of which $50,000 represented the Company's portion. In January 2001, the contract was terminated by mutual agreement of the parties, and the Company's remaining portion of the software development fees prepaid under the contract, totaling $200,000, was refunded.

In December 2001, the Company entered into an agreement with Rising Edge Technology (Rising Edge) and its principal owners to exchange the 50% Rising Edge ownership interest in Lea for the Company's 25% ownership interest in Rising Edge. As a result, as of December 31, 2001 PMIC owned 100% of Lea and no longer had an ownership interest in Rising Edge.

In connection with the Company's on-going evaluation of the net realizable value of this investment, during the fourth quarter of 2001, based on the operating history, projections and a change in focus of the investee's business, the Company believed the value of its investment was impaired and wrote off its investment in Rising Edge prior to the exchange of the Rising Edge shares for Lea ownership resulting in an impairment loss of $468,000 (including the equity in the loss in the investment of $14,500 during 2001). Because of the write-down of the Rising Edge investment to zero in the fourth quarter of 2001, no amounts were recorded for the 50% Rising Edge ownership interest in Lea received in this exchange.

INVESTMENT IN TARGETFIRST

On January 20, 2000, the Company acquired, in a private placement, 485,900 shares of convertible preferred stock of a nonpublic company, TargetFirst, Inc. (formerly ClickRebates.com), for approximately $250,000. The Company's investment in TargetFirst, Inc., which represented approximately 8% of the preferred stock offering, was being accounted for using the cost method. In connection with the Company's ongoing evaluation of the net realizable value of this investment based on its operating history and projections, the Company determined that its investment was impaired and recorded an impairment loss of $250,000 in the second quarter 2001.

16. ACQUISITIONS

     On September 30, 2001, FNC acquired certain assets, consisting principally of furniture and fixtures, computers and certain vendor reseller agreements, of a computer technical support company, Technical Insights (TI), in exchange for $20,000 worth of PMIC common stock (16,100 shares). TI has expertise in computer technical training which enables FNC to better serve its corporate customers in the field of technical training. The total purchase price of the TI acquisition of $46,600, including acquisition costs of $26,600, was allocated pro rata to the assets acquired based upon estimates of their fair values. Under the purchase agreement, among other terms, FNC was required to pay $126,000 to the sellers upon completion and full settlement of a sale transaction as specified in the agreement. On October 2001 the sellers became employees of FNC. As a result of this profit sharing arrangement, the $126,000 payment to the sellers was recorded as compensation expense by the Company. As of December 31, 2001, $126,000 was owed to these employees and was included in accounts payable. In January 2002, the amount was paid to the sellers/employees under the terms of the purchase agreement.

     In October 2001, PMICC paid $85,000 cash to acquire certain assets, including fixed assets and intellectual property, and assumed a $20,000 accrued vacation liability of LiveMarket, Inc. The LiveMarket assets were then transferred to Lea. The total investment of $164,100, including acquisition costs of $59,100 relating to the LiveMarket acquisition, has been allocated pro rata to the assets acquired based upon estimated fair values.

     The acquisitions of certain assets of TI and LiveMarket were accounted for under the purchase method of accounting as prescribed by SFAS No. 141 and not material individually and in the aggregate to the Company's consolidated results of operations. As such, pro forma consolidated results of operations of the Company assuming the acquisitions took place on January 1, 2001 have not been presented. The Company's consolidated financial statements include the operations of TI and LiveMarket since their respective dates of acquisition.

     Included in deposits and other assets at December 31, 2002 are intangible assets relating to intellectual property and reseller agreements acquired in the TI and LiveMarket acquisitions with a cost basis of $59,400 and accumulated amortization of $24,300. The Company is amortizing the intangible assets over a three-year period. Amortization expense for the year ended December 31, 2002 and 2001 was approximately $19,800 and $4,500 respectively.

17. SEGMENT INFORMATION

The Company has five reportable segments: PMI, PMIGA, FNC, Lea and LW. PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various distributors and retailers throughout the United States, with PMIGA focusing on the east coast area. FNC serves the networking and personal computer requirements of corporate customers. Lea designs and installs advanced software solutions and applications for internet users, resellers and providers. LW sells similar products as PMI to the end-users through a website. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss before income taxes and minority interest, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments have been insignificant. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. PMI and PMIGA are comparable businesses with different locations of operations and customers. Sales to foreign countries have been insignificant for the Company.

The following table presents information about reported segment profit or loss and segment assets for the years ended December 31, 2002, 2001 and 2000:

Year Ended December 31, 2002:

                                   PMI            PMIGA            FNC              LEA               LW            Totals
                               ------------    ------------    ------------     ------------     ------------    ------------
Revenues from
  external customers           $ 56,487,900    $  9,374,200    $  2,378,300(1)  $    496,600(2)  $  1,591,700    $ 70,328,700
Interest income                      13,500             700           3,900               --               --          18,100
Interest expense                    164,400             700          17,500               --            1,100         183,700
Depreciation and
  amortization                      190,800          28,000          46,300           43,100              800         309,000(3)
Segment loss
  before income
  taxes and
  minority interest              (1,701,800)       (796,200)       (964,500)        (751,000)        (166,600)     (4,380,100)
Segment assets                   21,442,300         842,200       1,123,400          239,700          412,300      24,059,900
Expenditures for
  segment assets                     58,900             800              --           65,000            1,500         126,200

Year Ended December 31, 2001:

                                   PMI            PMIGA            FNC              LEA               LW            Totals
                               ------------    ------------    ------------     ------------     ------------    ------------
Revenues from
  external customers           $ 60,293,500    $ 11,445,300    $  3,022,200(1)  $    250,700(2)            --    $ 75,011,700
Interest income                      85,500           5,500          34,100               --               --         125,100
Interest expense                    230,700             600          24,500               --          255,800
Depreciation and
  amortization                      222,600          27,500          25,400            3,500               --         279,000
Segment loss
  before income
  taxes and
  minority interest              (1,563,500)       (619,800)       (868,800)        (191,700)      (3,243,800)
Segment assets                   19,102,200       1,549,800       1,500,600          256,400       22,409,000
Expenditures for
  segment assets                    126,200          32,600          23,000           85,000          266,800

Year Ended December 31, 2000:

                                   PMI            PMIGA            FNC              LEA               LW            Totals
                               ------------    ------------    ------------     ------------     ------------    ------------
Revenues from
  external customers           $ 79,610,300    $  1,156,900    $  8,105,500(1)            --               --    $ 88,872,700
Interest income                     226,800             500              --               --               --         227,300
Interest expense                    295,800             200              --               --          296,000
Depreciation and
  amortization                      192,800           4,200          18,100               --               --         215,100
Segment income (loss)
  before income
  taxes and
  minority interest                 390,400        (137,800)         56,300         (100,800)              --         208,100
Segment assets                   18,528,700       1,573,600       2,575,000               --               --      22,677,300
Expenditures for
  segment assets                    205,500         102,800          33,200               --               --         341,500

(1)  Includes  service  revenues of  $473,600,  $115,000,  and $275,400 in 2002,
     2001, and 2000, respectively.
(2)  Primarily generated from service and maintenance contracts.
(3) The total of reportable segment depreciation and amortization does not include $16,000 of amortization expense related to the warrant issuance costs.

The following is a reconciliation of reportable segment income before income taxes and total assets to the Company's consolidated totals:

                                                     2002             2001              2000
                                                 ------------     ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES
Income (loss) before income taxes and
  minority interest for reportable segments      $ (4,380,100)    $ (3,243,800)     $    208,100
Equity in loss in investment in Rising Edge                --               --           (32,000)
Impairment loss on investments                             --         (718,000)(1)            --
Change in fair value of warrants                      235,700               --                --
Amortization of warrants issuance costs               (16,000)              --                --
                                                 ------------     ------------      ------------
Consolidated income (loss) before income taxes
  and minority interest                          $ (4,160,400)    $ (3,961,800)     $    176,100
                                                 ============     ============      ============
Assets:
  Total assets for reportable segments           $ 24,059,900     $ 22,409,000      $ 22,677,300
  Other assets                                        918,300          714,100           720,400
Elimination of inter-company receivables           (7,711,200)      (5,799,800)       (2,536,600)
                                                 ------------     ------------      ------------

Consolidated total assets                        $ 17,267,000     $ 17,323,300      $ 20,861,100
                                                 ============     ============      ============

(1) Amount includes the equity in the loss in the investment in Rising Edge of $14,500 during 2001.

18. LITIGATION SETTLEMENT AND CONTINGENCIES

The Company was a plaintiff in a lawsuit involving a number of claims against a competitor. On September 27, 2000, this dispute was settled for $300,000, which is included in other income in 2000.

There are various claims, lawsuits, and pending actions against the Company such as counterfeit products and other matters incidental to the Company's operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

19. SUBSEQUENT EVENTS

The Company's common stock is currently traded on the Nasdaq SmallCap Market. On August 19, 2002 the Company received a letter from the Nasdaq Stock Market informing the Company that the Company did not meet the criteria for continued listing on the Nasdaq SmallCap Market. The letter stated that Nasdaq will monitor the Company's common stock and if it closes above $1.00 for a minimum of ten consecutive trading days, Nasdaq will notify Company of its compliance with its continued listing standards. If the Company does not meet the continued listing standards by February 18, 2003, Nasdaq would evaluate whether the Company meet the initial listing criteria of the SmallCap Market. On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rule. The Company's common stock is, therefore, subject to delisting from the SmallCap Market. On March 6, 2003 the Company requested a hearing before a Listing Qualifications Panel, at which it will seek continued listing. The hearing has been scheduled on April 24, 2003. The Company has also been notified by Nasdaq that the Company has not complied with Marketplace Rule, which requires a minimum bid price of $1.00 per share of common stock. The Company has until August 18, 2003 to comply with this Rule. The Company will detail its plan to comply with both Rules at the hearing referred to above. There can be no assurance that the Panel will grant the Company's request for continued listing.

                              SUPPLEMENTAL SCHEDULE

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               Charged to
                                   Beginning     Costs       Write-offs     Ending
Allowance for Doubtful Accounts     Balance    and Expense   of Accounts    Balance
-------------------------------    ---------   -----------   -----------   ---------
Year ended December 31, 2000        $150,000     $182,200     $(157,200)    $175,000

Year ended December 31, 2001         175,000      450,500      (225,500)     400,000

Year ended December 31, 2002         400,000      348,200     $(443,200)    $305,000