Form 10-Q
period 2003-03-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2003-05-15
CIK 1077050

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2003

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                    Common Stock, $0.001 par value per share:
           10,485,062 shares issued and outstanding at April 25, 2003

Part I. - Financial Information

     Item 1. - Consolidated Financial Statements
                 Consolidated balance sheets as of March 31, 2003
                 and December 31, 2002 (Unaudited)                           1-2

                 Consolidated statements of operations for the three
                 months ended March 31, 2003 and 2002 (Unaudited)              3

                 Consolidated statements of cash flows for the three
                 months ended March 31, 2003 and 2002 (Unaudited)              4

                 Notes to consolidated financial statements                 5-11

     Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         12-27

     Item 3. - Quantitative and Qualitative Disclosures About
               Market Risk                                                    28

     Item 4. - Controls and Procedures                                        28

Part II - Other Information

     Item 1. - Legal Proceedings                                              29

     Item 6. - Exhibits and Reports on Form 8-K                               29

Signature                                                                     30

Certification                                                                 31

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      March 31,     December 31,
                                                        2003            2002
                                                    ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents                         $  2,643,500    $  1,901,100
  Restricted cash                                        250,000         250,000
  Accounts receivable, net of allowance for
    doubtful accounts of $339,700 and
    $305,000 in 2003 and 2002, respectively            4,186,700       5,124,100
  Inventories                                          3,532,100       3,370,500
  Prepaid expenses and other current
    assets                                               435,700         459,100
  Income tax refund receivable                                --       1,472,800
                                                    ------------    ------------
Total Current Assets                                  11,048,000      12,577,600

Property and equipment, net                            4,431,300       4,495,400

Deposits and other Assets                                136,400         194,000
                                                    ------------    ------------
                                                    $ 15,615,700    $ 17,267,000
                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      March 31,     December 31,
                                                        2003            2002
                                                    ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of notes payable                  $     62,000    $     60,800
  Floor plan inventory loans                           1,373,800         901,600
  Accounts payable                                     6,319,800       7,781,800
  Accrued expenses                                       631,500         559,100
  Warrants                                                46,700         161,600
                                                    ------------    ------------
Total Current Liabilities                              8,433,800       9,464,900

Notes Payable, less current portion                    3,153,800       3,169,500

Commitments and Contingencies

Preferred Stock, $0.001 par value; 5,000,000
  Shares authorized;
    4% Series A Redeemable Convertible Preferred
    Stock; 1,000 shares designated; 600 shares
    issued and outstanding (liquidation value of
    $620,200 as of March 31, 2003)                       930,300         190,400

Shareholders' Equity:
    Common stock, $0.001 par value; 25,000,000
      shares authorized; 10,485,100 shares
      issued and outstanding                              10,500          10,500
    Additional paid-in capital                         2,013,700       2,007,900
    Retained earnings                                  1,073,600       2,423,800
                                                    ------------    ------------
Total Shareholders' Equity                             3,097,800       4,442,200
                                                    ------------    ------------
                                                    $ 15,615,700    $ 17,267,000
                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------
Sales:
  Products                                        $ 18,946,500     $ 17,416,900
  Services                                             249,100          215,400
                                                  ------------     ------------
Total Sales                                         19,195,600       17,632,300
                                                  ------------     ------------
Cost of Sales:
  Products                                          17,777,200       16,181,400
  Services                                              97,800          139,200
                                                  ------------     ------------
Total Cost of Sales                                 17,875,000       16,320,600
                                                  ------------     ------------
Gross Margin                                         1,320,600        1,311,700
Selling, General and
  Administrative Expenses                            1,909,900        2,387,100
                                                  ------------     ------------
Loss from Operations                                  (589,300)      (1,075,400)
                                                  ------------     ------------
Other Income (Expense):
  Interest income                                          800            6,600
  Interest expense                                     (43,300)         (46,400)
  Litigation settlement                                (95,000)              --
  Change in fair value of warrants issued              114,900               --
  Other expense, net                                     1,600           (7,300)
                                                  ------------     ------------
Total Other Income (Expense)                           (21,000)         (47,100)
                                                  ------------     ------------
Loss Before Income Tax Benefit
  and Minority Interest                               (610,300)      (1,122,500)
Income Tax Benefit                                          --          384,000
                                                  ------------     ------------
Loss Before Minority Interest                         (610,300)        (738,500)
Minority Interest in PMIGA Loss                             --            2,200
                                                  ------------     ------------
Net Loss                                              (610,300)        (736,300)
Accretion of discount related to
  Series A Convertible Preferred Stock                  (6,000)              --
Accretion of redemption value of
  Series A Convertible Preferred Stock                (733,900)              --
                                                  ------------     ------------
Net loss applicable to common
  shareholders                                    $ (1,350,200)    $   (736,300)
                                                  ============     ============
Basic and diluted loss per share                  $      (0.13)    $      (0.07)
                                                  ============     ============
Shares used in basic and diluted
   per share calculation                            10,485,100       10,485,100
                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                               2003            2002
                                                           ------------    ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net loss                                                 $   (610,300)   $   (736,300)
  Adjustments to reconcile net loss to
    net cash (used in) provided by operating activities:
      Deferred income taxes                                          --          (1,200)
      Depreciation and amortization                              90,400          75,300
      Provision for doubtful accounts                            34,700              --
      Gain on disposal of fixed assets                               --          (6,300)
      Change in fair value of warrants                         (114,900)             --
      Minority interest losses                                       --          (2,200)
      Changes in operating assets and liabilities:
        Accounts receivable                                     902,700         176,600
        Inventories                                            (161,600)       (134,800)
        Prepaid expenses and other
          current assets                                         23,400          43,800
        Income taxes receivable                               1,472,800        (388,500)
        Accounts payable                                     (1,462,000)        613,700
        Accrued expenses                                         72,400          (3,700)
                                                           ------------    ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                          247,600        (363,600)
                                                           ------------    ------------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Acquisition of property and equipment                          (6,200)         (1,500)
  Reduction in deposits and other assets                         43,300          20,700
  Advances to shareholder/officer                                    --         (30,000)
  Proceeds from sale of property and equipment                       --          20,500
                                                           ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        37,100           9,700
                                                           ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net increase (decrease) in floor plan
    inventory loans                                             472,200        (630,000)
  Principal payments on notes payable                           (14,500)        (13,300)
                                                           ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                    457,700        (643,300)
                                                           ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              742,400        (997,200)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                         1,901,100       3,110,000
                                                           ------------    ------------
  End of period                                            $  2,643,500    $  2,112,800
                                                           ============    ============

          See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The consolidated financial statements of Pacific Magtron International Corp. (the "Company" or "PMIC") include its subsidiaries, Pacific Magtron, Inc. (PMI), Pacific Magtron (GA) Inc. (PMIGA), Frontline Network Consulting, Inc. (FNC), Lea Publishing, Inc. (Lea), PMI Capital Corporation (PMICC), and LiveWarehouse, Inc.
(LW).

PMI's principal activity consists of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States.

The Company has incurred a net loss of $610,300 and a net loss applicable to common shareholders of $1,350,200 for the three months ended March 31, 2003. The Company has incurred a net loss of $2,835,900 and a net loss applicable to common shareholders of $3,110,100 for the year ended December 31, 2002. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to achieve profitability and generate sufficient cash flows to meet its obligations as they come due. Management believes that the downsizing or disposal of its subsidiaries, FNC and Lea and continued cost-cutting measures to reduce overhead at all of its subsidiaries will enable it to achieve profitability. Management is also pursuing additional capital and debt financing. However, there is no assurance that these efforts will be successful.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of PMIC and its wholly-owned subsidiaries, PMI, PMIGA, Lea, PMICC and LW and its majority-owned subsidiary, FNC. All inter-company accounts and transactions have been eliminated in consolidation.

FINANCIAL STATEMENT PRESENTATION

While the financial information is unaudited, the interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in the Company's Form 10-K for the year ended December 31, 2002. Interim operating results are not necessarily indicative of operating results expected for the entire year.

STOCK-BASED COMPENSATION

FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123 as amended by SFAS No. 148. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model. There were no options granted for the three months ended March 31, 2003 and 2002. Had the Company adopted the provisions of FASB Statement No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

THREE MONTHS ENDED MARCH 31,                           2003            2002
                                                   ------------    ------------
Net loss:
  As reported                                      $ (1,350,200)   $   (736,300)
    Add: total stock based employee
      compensation expense determined
      under fair value based method for
      all awards, net of tax                       $    (11,300)   $     (9,400)
  Pro forma                                        $ (1,361,500)   $   (745,700)
                                                   ------------    ------------
Basic and diluted loss per share:
  As reported                                      $      (0.13)   $      (0.07)
  Pro forma                                        $      (0.13)   $      (0.07)

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, enterprises generally have been included in the consolidated financial statements of another enterprise because one enterprise controls the others through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise must disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years, with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial statements.

In November 2002, the EITF issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company has reviewed EITF Issue No. 00-21 and has determined it will not have a material impact on its consolidated financial statements.

3. STATEMENTS OF CASH FLOWS

Cash was paid during the three months ended March 31, 2003 and 2002 for:

                                                   THREE MONTHS ENDING MARCH 31,
                                                   -----------------------------
                                                       2003            2002
                                                    ----------      ----------
Income taxes                                        $    5,200      $    4,100
                                                    ==========      ==========
Interest                                            $   43,300      $   47,200
                                                    ==========      ==========
The following are the noncash financing
activities for the three months ended
March 31, 2003 and 2002:

Accretion of discount related to
  Series A Convertible Preferred Stock              $    6,000      $       --
                                                    ==========      ==========
Accretion of redemption value of
  Series A Convertible Preferred Stock              $  733,900      $       --
                                                    ==========      ==========

4. RELATED PARTY TRANSACTIONS

During the first quarter of 2002, the Company made short-term salary advances to a shareholder/officer totaling $30,000, without interest. These advances were recorded as a salary paid to the shareholder/officer during the second quarter ended June 30, 2002.

The Company sells computer products to a company owned by a member of the Board of Directors and Audit Committee of the Company. Management believes that the terms of these sales transactions are no more favorable than those given to unrelated customers. For the three months ended March 31, 2003, and 2002, the Company recognized $59,200 and $136,700, respectively, in sales revenues from this customer. Included in accounts receivable as of March 31, 2003 and 2002 is $32,200 and $96,300, respectively, due from this related customer.

5. INCOME TAXES

In March 2002, the Job Creation and Worker Assistance Act of 2002 ("the Act") was enacted. The Act extended the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred for any taxable year ending in 2001 and 2002. As a result, the Company did not record a valuation allowance on the portion of the deferred tax assets relating to unutilized federal net operating loss of $1,906,800 for the year ended December 31, 2001. On June 12, 2002, the Company received a federal income tax refund of $1,034,700 attributable to 2001 net operating losses carried back. The income tax benefits of $384,200 recorded for the three months ended March 31, 2002 primarily reflects the federal income tax refund attributable to the net operating loss incurred for the three months ended March 31, 2002. The Company does not expect to receive a tax benefit for losses incurred in 2003 which are not covered by the Act. As a result, no tax benefits were recorded for the three months ended March 31, 2003. On March 20, 2003, the Company received a federal income tax refund of $1,427,400 attributable to 2002 net operating loss carryback.

6. FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

On July 13, 2001, PMI and PMIGA (the Companies) obtained a $4 million (subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (Transamerica). This credit facility had a term of two years and was subject to automatic renewal from year to year thereafter. The credit facility could be terminated by Transamerica. Under certain conditions, the termination was subject to a fee of 1% of the credit limit. The facility included up to a $3 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories) that included a sub-limit of $600,000 for working capital and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowings under the inventory loans were subject to 30 to 45 days repayment, at which time interest accrued at the prime rate, which was 4.25% at March 31, 2003. Draws on the working capital line also accrued interest at the prime rate. The credit facility was guaranteed by both PMIC and FNC.

Under the accounts receivable and inventory financing facility from Transamerica, the Companies were required to maintain certain financial covenants. As of December 31, 2001, the Companies were in violation of the minimum tangible net worth covenant. On March 6, 2002, Transamerica issued a waiver of the default and revised the covenants under the credit agreement retroactively to September 30, 2001. The revised covenants required the Companies to maintain certain financial ratios and to achieve certain levels of profitability. As of March 31, 2002, the Companies were in compliance with these covenants. As of June 30, 2002, the Companies did not meet the revised minimum tangible net worth and profitability covenants.

On October 23, 2002, Transamerica issued a waiver of the default occurring on June 30, 2002 and revised the terms and covenants under the credit agreement. Under the revised terms, the credit facility includes FNC as an additional borrower and PMIC continues as a guarantor. Effective October 2002, the new credit limit was $3 million in aggregate for inventory loans and the letter of credit facility. The letter of credit facility was limited to $1 million. The credit limits for PMI and FNC were $1,750,000 and $250,000, respectively. At
December 31, 2002 and September 30, 2002, the Companies did not meet the covenants as revised on October 23, 2002 relating to profitability and tangible net worth. This constituted a technical default and gave Transamerica, among other things, the right to call the loan and immediately terminate the credit facility.

On January 7, 2003, Transamerica elected to terminate the credit facility effective April 7, 2003. However, Transamerica continues its guarantee of the Letter of Credit Facility through July 25, 2003 and continues to accept payments according to the terms of the agreement. As of March 31, 2003, the Companies had an outstanding balance of $1,373,800 due under this credit facility. The entire outstanding balance is scheduled for repayment by May 20, 2003.

On April 9, 2003, PMI received a conditional approval letter from Textron Financial Corporation (Textron) for an inventory financing facility of $3,500,000 and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. The credit facility is guaranteed by PMIC, PMIGA, FNC, Lea, LW and two shareholders/officers of the Company. The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the eligible accounts receivables and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. PMI and PMIC are required to meet certain financial ratio covenants and levels of profitability. The Company is required to maintain $250,000 in a restricted account as a pledge to Textron.

7. NOTES PAYABLE

In 1997, the Company obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (1.375% as of March 31, 2003) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration (SBA) loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and is secured by the underlying property.

Under the bank loan for the purchase of the Company's office and warehouse facility, the Company is required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, no consecutive quarterly losses, and net income on an annual basis. During 2002, the Company was in violation of two of these covenants which is an event of default under the loan agreement that gives the bank the right to call the loan. While a waiver of the loan covenant violations was obtained from the bank through December 31, 2003, the Company is required to maintain $250,000 in a restricted account as a reserve for debt servicing. This amount has been reflected as restricted cash in the accompanying consolidated financial statements.

8. SEGMENT INFORMATION

The Company has five reportable segments: PMI, PMIGA, FNC, Lea and LW. PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various distributors and retailers throughout the United States. PMIGA imports and distributes similar products focusing on customers located in the east coast of the United States. LW sells similar products as PMI to end-users through a website. FNC serves the networking and personal computer requirements of corporate customers. Lea designs and installs advanced solutions and applications for internet users, resellers and providers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company's Form 10-K. The Company evaluates performance based on income or loss before income taxes and minority interest, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments have been insignificant. The Company's reportable segments are separate strategic business units. They are managed separately because each business requires different technology and/or marketing strategies. PMI and PMIGA are comparable businesses with different locations of operations and customers. Sales to foreign countries have been insignificant for the Company.

The following table presents information about reported segment profit or loss for the three months ended March 31, 2003:

                                                  Segment loss
                             Revenues             before income
                             External               taxes and
                             Customers          Minority Interest
                            -----------         -----------------
PMI                         $14,744,000            $  (416,800)
PMIGA                         2,002,500               (113,000)
FNC                             970,600(1)             (94,900)
LEA                              99,500(2)             (46,200)
LW                            1,379,000                (46,300)
                            -----------            -----------
TOTAL                       $19,195,600            $  (717,200)
                            ===========            ===========

The following table presents information about reported segment profit or loss for the three months ended March 31, 2002:

                                                  Segment loss
                             Revenues             before income
                             External               taxes and
                             Customers          Minority Interest
                            -----------         -----------------
PMI                         $13,430,700            $  (305,500)
PMIGA                         3,445,000               (142,000)
FNC                             599,600(1)            (338,400)
LEA                             135,600(2)            (266,300)
LW                               21,400                (70,300)
                            -----------            -----------
TOTAL                       $17,632,300            $(1,122,500)
                            ===========            ===========

(1) Includes service revenues of $149,600 and $79,800 in 2003 and 2002, respectively.
(2) Includes service revenues of $99,600 and $135,600 in 2003 and 2002, respectively.

The following is a reconciliation of reportable segment loss before income taxes to the Company's consolidated total:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
Total loss before income taxes and minority
  interest for reportable segments                 $   (717,200)   $ (1,122,500)
Change in fair value of warrants issued                 114,900              --
Amortization of warrant issuance costs                   (8,000)             --
                                                   ------------    ------------
Consolidated loss before income taxes
  and minority interest                            $   (610,300)   $ (1,122,500)
                                                   ------------    ------------

9. ACCOUNTS RECEIVABLE FACTORING AGREEMENT

Pursuant to a non-notification accounts receivable factoring agreement, the Company factored certain of its accounts receivable with GE Capital Commercial Services, Inc. (GE) on a pre-approved nonrecourse basis. The factoring commission charge was 0.375% and 2.375% of specific approved domestic and foreign receivables, respectively. The agreement, which expired February 28, 2003 and was renewed through March 31, 2003, provided for the Company to pay a minimum of $200,000 (pro-rated for March 2003) in annual commission to GE. The Company's obligations to GE were collateralized by the related accounts receivable sold and assigned to GE and the underlying inventory. However, any collateral assigned to GE was subordinated to the collateral rights held by Transamerica, the Company's floor plan inventory lender. GE agreed to remit to Transamerica, on behalf of the Company, any collections on assigned accounts to repay amounts due Transamerica under the Company's inventory floor line of credit.

In April 2003, the Company entered into a financing agreement with ENX, Inc. for its accounts receivables for one year beginning April 7, 2003. Under the agreement, the Company factors its accounts receivable on pre-approved customers with pre-approved credit limits. The factoring commission is 0.5% of the invoice amounts with a minimum annual commission of $50,000. The Company also has a credit insurance policy covering certain accounts receivable up to $2,000,000 of losses.

10. LITIGATION SETTLEMENT

In April 2003, the Company settled a lawsuit relating to a counterfeit products claim for $95,000 which is included in other expense in the first quarter 2003.

11. SUBSEQUENT EVENTS

On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rule. On March 6, 2003 the Company requested a hearing before a Listing Qualifications Panel, at which it would seek continued listing. The hearing was held on April 24, 2003. The Company was also notified by Nasdaq that the Company did not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock. Subsequent to the hearing on April 24, 2003, Nasdaq notified the Company that its common stock would be delisted from the Nasdaq SmallCap Market effective and such delisting took place on April 30, 2003. The Company's common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company's common stock enables the holder of the Company's Series A Redeemable Convertible Preferred Shares to request the repurchase of such shares 60 days after the delisting date. As of March 31, 2003, the redemption value of the Series A Preferred Stock, if the holder had required the Company to redeem the Series A Preferred Stock as of that date, was $930,300. The Company has increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value and has recorded an increase in loss applicable to common shareholders of $733,900 in the accompanying consolidated statement of operations.

In March and April 2003, the Company entered into letters of intent with a third party to sell substantially all of the assets of FNC and with certain employees to sell substantially all of the assets of Lea. The Company is engaged in on-going preliminary discussions with the prospective buyers and is unable to conclude that a sale is probable at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated financial statements, which are included elsewhere in this Quarterly Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include, but are not limited to, those identified in the Company's Form 10-K for the fiscal year ended December 31, 2002 under the heading "Cautionary Factors That May Affect Future Results", such as our ability to reverse our trend of negative earnings, respond to technological changes, obtain insurance and potential excess liability, the diminished marketability of inventory, the need for additional capital, the delisting of our common stock from the Nasdaq SmallCap Market, increased warranty costs, competition, recruitment and retention of technical personnel, dependence on continued manufacturer certification, dependence on certain suppliers, risks associated with the projects in which we are engaged to complete, and dependence on key personnel.

GENERAL

As used herein and unless otherwise indicated, the terms "Company," "we," and "our" refer to Pacific Magtron International Corp. and each of our subsidiaries. We provide solutions to customers in several segments of the computer industry. Our business is organized into five divisions: PMI, PMIGA, FNC, Lea and LW. Our subsidiaries, PMI and PMIGA, provide for the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEMs and systems integrators. PMIGA commenced operations in October 2000 and distributes PMI's products in the southeastern United States market. We established the FrontLine Network Consulting division in 1998 to provide professional services to mid-market companies focused on consulting, implementation and support services of Internet technology solutions. During 2000, this division was incorporated as FNC. On September 30, 2001, FNC acquired certain assets of Technical Insights, Inc. (Technical Insights"), a computer technical support company, in exchange for 16,142 shares of our common stock then valued at $20,000. The acquired business unit, Technical Insights, enables FNC to provide computer technical training services to corporate clients. We signed a letter of intent to sell substantially all of the assets of FNC to a third party. However, there is no assurance that the sale will be consummated.

In 1999 we invested in a 50%-owned joint software venture, Lea Publishing, LLC, to focus on Internet-based software application technologies to enhance corporate IT services. Lea was a development stage company. In June 2000, we increased our direct and indirect interest in Lea to 62.5% by completing our purchase of 25% of the outstanding common stock of Rising Edge Technologies, Ltd. ("Rising Edge"), the other 50% owner of Lea. In December 2001, we entered into an agreement with Rising Edge and its principal owners to exchange the 50% Rising Edge ownership in Lea for our 25% interest in Rising Edge. As a consequence, we own 100% of Lea and no longer have an interest in Rising Edge. Certain LiveMarket assets, which were initially purchased through PMICC, were transferred to Lea in the fourth quarter of 2001. On May 28, 2002, Lea Publishing, Inc. was incorporated in California. Effective June 1, 2002, Lea Publishing, LLC transferred all of its assets and liabilities to Lea. We signed a letter of intent to sell substantially all the assets of Lea to certain of Lea's employees. However, there is no assurance that the sale will be consummated.

In December 2001, LW was incorporated as a wholly-owned subsidiary of PMIC, to provide consumers a convenient way to purchase computer products via the internet.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the consolidated financial statements included as Part II Item 8 to the Form 10-K for the year ended December 31, 2002. The following are our critical accounting policies:

REVENUE RECOGNITION

The Company recognizes sales of computer and related products upon delivery of goods to the customer (generally upon shipment) provided no significant obligations remain and collectibility is probable. A provision for estimated product returns is established at the time of sale based upon historical return rates, which have typically been insignificant, adjusted for current economic conditions. The Company generally does not provide volume discounts or rebates to its customers. Revenues relating to services performed by FNC are recognized upon completion of the contracts. Software and service revenues relating to software design and installation performed by FNC and Lea, are recognized upon completion of the installation and customer acceptance.

LONG-LIVED ASSETS

The Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, the Company adjusts the asset group to its estimated fair value. The fair value of an asset group is determined by the Company as the amount at which that asset group could be bought or sold in a current transaction between willing parties or the present value of the estimated future cash flows from the asset. The asset value recoverability test is performed by the Company on an on-going basis.

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

INVENTORY

Our inventories, consisting primarily of finished goods, are stated at the lower of cost (moving weighted average method) or market. We regularly review inventory quantities on hand and record a provision, if necessary, for excess and obsolete inventory based primarily on our estimated forecast of product demand. Due to a relatively high inventory turnover rate and the inclusion of provisions in the vendor agreements common to industry practice that provide us price protections or credits for declines in inventory value and the right to return certain unsold inventory, we believe that our risk for a decrease in inventory value is minimized. No assurance can be given, however, that we can continue to turn over our inventory as quickly in the future or that we can negotiate such provisions in each of our vendor contracts or that such industry practice will continue.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                                            Three Months Ended
                                                                March 31,
                                                           -------------------
                                                            2003         2002
                                                           ------       ------
Sales                                                       100.0%       100.0%
Cost of sales                                                93.1         92.6
                                                           ------       ------
Gross margin                                                  6.9          7.4
Operating expenses                                           10.0         13.6
                                                           ------       ------
Loss from operations                                         (3.1)        (6.2)
Other income (expense), net                                  (0.1)        (0.2)
Income taxes (benefit) expense                                0.0         (2.2)
Minority interest                                             0.0          0.0
                                                           ------       ------
Net loss                                                     (3.2%)       (4.2%)
                                                           ======       ======

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Sales for the three months ended March 31, 2003 were $19,195,600, an increase of $1,563,300, or approximately 8.9%, compared to $17,632,300 for the three months ended March 31, 2002. The combined sales of PMI and PMIGA were $16,746,500 for the three months ended March 31, 2003, a decrease of $129,200 or approximately 0.8%, compared to $16,875,700 for the three months ended March 31, 2002. Sales for PMI increased by $1,313,300 or 9.8% from $13,430,700 for the three months ended March 31, 2002 to $14,744,000 for the three months ended March 31, 2003. PMIGA's sales decreased by $1,442,500 or 41.9% from $3,445,000 for the three months ended March 31, 2002 to $2,002,500 for the three months ended March 31, 2003. The increase in PMI sales was due to an improved computer component market condition in the first quarter of 2003 compared to the same period last year. The decrease in PMIGA's sales was due to the intense competition and a decrease in market share on the U.S. east coast.

Sales recognized by FNC for the three months ended March 31, 2003 were $970,600, an increase of $371,000 or 61.9%, compared to $599,600 for the three month ended March 31, 2002. The increase in FNC sales is due to the increase in capital expenditures by its customers.

Lea generated $99,500 in revenues for the three months ended March 31, 2003, a decrease of $36,100 or 26.5%, compared to $135,600 for the three months ended march 31, 2002. The decrease in revenues was due to the pricing pressure on our services.

Sales generated by LW were $21,400 for the three months ended March 31, 2002, compared to $1,379,000 for the three months ended March 31, 2003, an increase of $1,357,600. LW was an operating entity during the three months ended March 31, 2003, whereas it was in a development stage during the three months ended March 31, 2002.

Consolidated gross margin for the three months ended March 31, 2003 was $1,320,600, or 6.9% of sales, compared to $1,311,700, or 7.4% of sales for the three months ended March 31, 2002. The combined gross margin for PMI and PMIGA was $940,000, or 5.6% of sales for the three months ended March 31, 2003, compared to $1,197,300 or 7.1% of sales for the three months ended March 31, 2002. PMI's gross margin was $815,800 or 5.5% of sales for the three months ended March 31, 2003, compared to $1,024,900 or 7.6% for the three months ended March 31, 2002. PMIGA's gross margin was $124,200 or 6.2% of sales for the three months ended March 31, 2003, compared to $172,400 or 5.0% of sales for the three months ended March 31, 2002. The decrease in gross margin for PMI was due to the intense price competition in the market for several major products sold by PMI. We anticipate the intense price competition will continue in the computer component products market in the next 12 months. The increase in gross margin as a percentage of sales for PMIGA was due to more products with higher margins were being sold during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

FNC's gross margin was $180,800, or 18.6% of sales for the three months ended March 31, 2003, compared to $81,500 or 13.4% of sales for the three months ended March 31, 2002. The higher gross margin percentage in the three months ended March 31, 2003 was due to an increase in service revenues earned as a percent of total sales for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. Service revenues were $149,600 for the three months ended March 31, 2003, compared to $79,800 for the three months ended March 31, 2002. In general, FNC has a higher gross margin on consulting and implementation service revenues than product sales revenues.

Lea`s gross margin was $66,500, or 66.8% of sales for the three months ended March 31, 2003, compared to $28,400, or 21.0% of sales for the three months ended March 31, 2002. The increase in gross margin was due to more billable development work for the three months ended March 31, 2003, compared to the same period in 2002.

Gross margin for LW was $133,300 or 9.7% of sales for the three months ended March 31, 2003, compared to $4,500, or 21% of sales for the three months ended March 31, 2002. LW was in a development stage during the three months ended March 31, 2002.

Consolidated operating expenses, which consist of selling, general and administrative expenses, were $1,909,900 for the three months ended March 31, 2003, a decrease of $477,200, or 20.0%, compared to $2,387,100 for the three months ended March 31, 2002. The Company continued its effort in cost cutting during the three months ended March 31, 2003. Substantially all of the expenses were reduced for the three months ended March 31, 2003, compared to the same period in 2002. Employee count was reduced from 103 at March 31, 2002 to 96 at March 31, 2003. Through a combination of reducing the number of employees and salary reductions, payroll expense declined by $234,500 for the three months ended March 31, 2003, compared to the same period in 2002. The Company has also experienced a lower level of bad debt write-offs. The consolidated bad debt expense decreased by $98,800 for the three months ended March 31, 2003 compared to the same period in 2002. Consolidated promotional expenses for our Company's stock, products and services decreased by $64,700 for the three months ended March 31, 2003, compared to the same period in 2002.

PMI's operating expenses were $1,067,500 for the three months ended March 31, 2003, compared to $1,357,600 for the three months ended March 31, 2002. The decrease of $253,100 or 21.4%, was mainly due to the decrease in payroll expenses of approximately $53,300 and the decrease in bad debt expense of $113,000 and promotional expenses of $51,800.

PMIGA's operating expenses were $235,900 for the three months ended March 31, 2003, a decrease of $78,800, or 25.0%, compared to $314,700 for the three months ended March 31, 2002. The decrease was primarily due to a decrease in expenses for accounts receivable collection of approximately $21,300 and the decrease in promotional expense of $10,700.

FNC's operating expenses were $310,900 for the three months ended March 31, 2003, a decrease of $84,500, or 21.4%, compared to $395,400 for the three months ended March 31, 2002. The decrease was mainly due to the decrease in payroll expenses of approximately $76,700.

Lea's operating expenses were $112,700 for the three months ended March 31, 2003, a decrease of $182,100, or 61.8%, compared to $294,800 for the three months ended March 31, 2002. The decrease was mainly due to a decrease in payroll expense of approximately $92,200 and a decrease in professional service expenses of approximately $50,100. Rent expense was reduced by $26,600 for the three months ended March 31, 2003, compared to the same period in 2002 primarily as a result of the elimination of Lea's office in Utah in the fourth quarter of 2002.

LW's operating expenses were $174,900 for the three months ended March 31, 2003, an increase of $100,400, or 134.8%, compared to $74,500 for the three months ended March 31, 2002. LW was in a development stage during the three months ended March 31, 2002. The increase was mainly due to the increase in payroll expenses, bad debt expense, bank charges, and e-commerce service fees of approximately $44,100, $14,700, $13,600, and $18,600, respectively.

Consolidated loss from operations for the three months ended March 31, 2003 was $589,300, compared to $1,075,400 for the three months ended March 31, 2002, a decrease of $486,100 or 45.2%. As a percent of sales, consolidated loss from operations was 3.1% for the three months ended March 31, 2003, compared to 6.2% for the three months ended March 31, 2002. The decrease in consolidated loss from operations was primarily due to a 20.0% decrease in consolidated operating expenses. Loss from operations for the three months ended March 31, 2003, including allocations of PMIC corporate expenses, for PMI, PMIGA, FNC, Lea and LW was $390,800, $56,000, $40,300, $23,700, and $72,600, respectively. Loss from operations for the three months ended March 31, 2002, including allocations of PMIC corporate expenses, for PMI, PMIGA, FNC, Lea and LW was $332,700, $142,400, $264,000, $266,300, and $70,000, respectively.

Consolidated interest expense was $43,300 for the three months ended March 31, 2003, compared to $46,400 for the three months ended March 31, 2002. The decrease in interest expense was largely due to a rate decrease on the floating interest rate charged on one of our mortgages for our office building facility located in Milpitas, California.

Other income for the three months ended March 31, 2003 included $114,900 related to the change in fair value of the warrants issued to a preferred stock investor and a broker on May 31, 2002.

Other expenses for the three months ended March 31, 2003 included $95,000 for the settlement of a lawsuit relating to a counterfeit products claim.

In March 2002, the Job Creation and Worker Assistance Act of 2002 ("the Act") was enacted. The Act extended the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred for any taxable year ending in 2001 and 2002. As a result, the Company did not record a valuation allowance on the portion of the deferred tax assets relating to unutilized federal net operating loss of $1,906,800 for the year ended December 31, 2001. On June 12, 2002, the Company received a federal income tax refund of $1,034,700 attributable to 2001 net operating losses carried back. The income tax benefits of $384,200 recorded for the three months ended March 31, 2002 primarily reflects the federal income tax refund attributable to the net operating loss incurred for the three months ended March 31, 2002. The Company does not expect to receive a tax benefit for losses incurred in 2003 which are not covered by the Act. As a result, no tax benefits were recorded for the three months ended March 31, 2003. On March 20, 2003, the Company received a federal income tax refund of $1,427,400 attributable to the 2002 net operating loss carryback.

On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rule. On March 6, 2003 the Company requested a hearing before a Listing Qualifications Panel, at which it would seek continued listing. The hearing was held on April 24, 2003. The Company was also notified by Nasdaq that the Company did not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock. Subsequent to the hearing on April 24, 2003, Nasdaq notified the Company that its common stock would be delisted from the Nasdaq SmallCap Market effective and such delisting took place on April 30, 2003. The Company's common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company's common stock enables the holder of the Company's Series A Redeemable Convertible Preferred Shares to request the repurchase of such shares 60 days after the delisting date. As of March 31, 2003, the redemption value of the Series A Preferred Stock, if the holder had required the Company to redeem the Series A Preferred Stock as of that date, was $930,300. The Company has increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value and has recorded an increase in loss applicable to common shareholders of $733,900 in the accompanying consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred a net loss of $610,300 and a net loss applicable to common shareholders of $1,350,200 for the three months ended March 31, 2003. The Company has incurred a net loss of $2,835,900 and a net loss applicable to common shareholders of $3,110,100 for the year ended December 31, 2002. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to achieve profitability and generate sufficient cash flows to meet its obligations as they come due. Management believes that the downsizing or disposal of its subsidiaries, FNC and Lea and continued cost-cutting measures to reduce overhead at all of its subsidiaries will enable it to achieve profitability. Management is also pursuing additional capital and debt financing. However, there is no assurance that these efforts will be successful.

At March 31, 2003, we had consolidated cash and cash equivalents totaling $2,643,500 (excluding $250,000 in restricted cash) and working capital of $2,614,200. At December 31, 2002, we had consolidated cash and cash equivalents of $1,901,100 (excluding $250,000 in restricted cash) and working capital of $3,112,700.

Net cash provided by operating activities for the three months ended March 31, 2003 was $247,600, which principally reflected the receipt of a federal income tax refund of $1,427,400 and a decrease in accounts receivable of $902,700 which was partially offset by a decrease in accounts payable of $1,462,000, an increase in inventories of $161,600 and a net loss of $610,300 incurred in the three months ended March 31, 2003. Net cash used in operating activities during the three months ended March 31, 2002 was $363,600, which principally reflected the net loss incurred during the period, and an increase in income taxes receivable and inventories, which was partially offset by an increase in accounts payable and a decrease in accounts receivable.

Net cash provided by investing activities was $37,100 for the three months ended March 31, 2003, primarily resulting from decrease in deposits and other assets of $43,300. Net cash provided by investing activities during the three months ended March 31, 2002 was $9,700, primarily resulting from the proceeds of sales of property and equipment and decrease in deposits and other assets, which was partially offset by the $30,000 advanced to a shareholder/officer.

Net cash provided by financing activities was $457,700 for the three months ended March 31, 2003, primarily resulting from an increase in floor plan inventory loans of $472,200. Net cash used in financing activities was $643,300 for the three months ended March 31, 2002, primarily from a $630,000 decrease in the floor plan inventory loans.

On July 13, 2001, PMI and PMIGA (the Companies) obtained a $4 million (subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (Transamerica). This credit facility had a term of two years and was subject to automatic renewal from year to year thereafter. The credit facility could be terminated by Transamerica. Under certain conditions the termination was subject to a fee of 1% of the credit limit. The facility included up to a $3 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories) that included a sub-limit of $600,000 for working capital and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowings under the inventory loans were subject to 30 to 45 days repayment, at which time interest accrued at the prime rate, which was 4.25% at March 31, 2003. Draws on the working capital line also accrued interest at the prime rate. The credit facility was guaranteed by both PMIC and FNC.

Under the accounts receivable and inventory financing facility from Transamerica, the Companies were required to maintain certain financial covenants. As of December 31, 2001, the Companies were in violation of the minimum tangible net worth covenant. On March 6, 2002, Transamerica issued a waiver of the default and revised the covenants under the credit agreement retroactively to September 30, 2001. The revised covenants required the Companies to maintain certain financial ratios and to achieve certain levels of profitability. As of March 31, 2002, the Companies were in compliance with these covenants. As of June 30, 2002, the Companies did not meet the revised minimum tangible net worth and profitability covenants.

On October 23, 2002, Transamerica issued a waiver of the default occurring on June 30, 2002 and revised the terms and covenants under the credit agreement. Under the revised terms, the credit facility includes FNC as an additional borrower and PMIC continues as a guarantor. Effective October 2002, the new credit limit was $3 million in aggregate for inventory loans and the letter of credit facility. The letter of credit facility was limited to $1 million. The credit limits for PMI and FNC were $1,750,000 and $250,000, respectively. At
December 31, 2002 and September 30, 2002, the Companies did not meet the covenants as revised on October 23, 2002 relating to profitability and tangible net worth. This constituted a technical default and gave Transamerica, among other things, the right to call the loan and immediately terminate the credit facility.

On January 7, 2003, Transamerica elected to terminate the credit facility effective April 7, 2003. However, Transamerica continues its guarantee of the Letter of Credit Facility through July 25, 2003 and continues to accept payments according to the terms of the agreement. As of March 31, 2003, the Companies had an outstanding balance of $1,373,800 due under this credit facility. The entire outstanding balance is scheduled for repayment by May 20, 2003.

On April 9, 2003, PMI received a conditional approval letter from Textron Financial Corporation (Textron) for an inventory financing facility of $3,500,000 and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. The credit facility is guaranteed by PMIC, PMIGA, FNC, Lea, LW and two shareholders/officers of the Company. The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the eligible accounts receivables and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. PMI and PMIC are required to meet certain financial ratio covenants and levels of profitability. The Company will be required to maintain $250,000 in a restricted account as a pledge to Textron.

Pursuant to one of our bank mortgage loans, with a $2,381,300 balance at March 31, 2003, we are required to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, no consecutive quarterly losses, and achieve net income on an annual basis. During 2002 and 2001, the Company was in violation of two of these covenants which constituted an event of default under the loan agreement and gave the bank the right to call the loan. A waiver of the loan covenant violations was obtained from the bank in March 2002, retroactive to September 30, 2001, and through December 31, 2002. In March 2003, the bank extended the waiver through December 31, 2003. As a condition for this waiver, the Company transferred $250,000 to a restricted account as a reserve for debt servicing. This amount has been reflected as restricted cash in the accompanying consolidated financial statements.

On May 31, 2002 we received net proceeds of $477,500 from the sale of 600 shares of 4% Series A Preferred Stock. An additional 400 shares were to be sold after the completion of the registration of the underlying common stock. Even though we completed the required registration of the underlying common stock in October 2002, there is no assurance that the remaining 400 shares will be sold or, even if we do, that we will be able to obtain additional capital beyond the issuance of the 1,000 shares of Preferred stock. Upon the occurrence of a Triggering Event, such as if the Company were a party in a "Change of Control Transaction," among others, as defined, the holder of the preferred stock has the rights to require us to redeem its preferred stock in cash at a minimum of 1.5 times the Stated Value. On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rule. On March 6, 2003 the Company requested a hearing before a Listing Qualifications Panel, at which it would seek continued listing. The hearing was held on April 24, 2003. The Company was also notified by Nasdaq that the Company did not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock. Subsequent to the hearing on April 24, 2003, Nasdaq notified the Company that its common stock would be delisted from the Nasdaq SmallCap Market effective and such delisting took place on April 30, 2003. The Company's common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company's common stock enables the holder of the Company's Series A Redeemable Convertible Preferred Shares to request the repurchase of such shares 60 days after the delisting date. As of March 31, 2003, the redemption value of the Series A Preferred Stock, if the holder had required the Company to redeem the Series A Preferred Stock as of that date, was $930,300. The Company has increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value and has recorded an increase in loss applicable to common shareholders of $733,900 in the accompanying consolidated statement of operations. In the event we are required to redeem our Series A Preferred Stock in cash, we might experience a reduction in our ability to operate the business at its current level.

We are actively seeking additional capital to augment our working capital and to finance our new business. However, there is no assurance that we can obtain such capital, or if we can obtain capital that it will be on terms that are acceptable to us.

In March and April 2003, the Company entered into letters of intent with a third party to sell substantially all of the assets of FNC and with certain employees to sell substantially all of the assets of Lea. The Company is engaged in on-going preliminary discussions with the prospective buyers and is unable to conclude that a sale is probable at this time. There is no assurance that the sales will be consummated.

RELATED PARTY TRANSACTIONS

During the first quarter of 2002, the Company made short-term salary advances to a shareholder/officer totaling $30,000, without interest. These advances were recorded as a salary paid to the shareholder/officer during the second quarter ended June 30, 2002.

The Company sells computer products to a company owned by a member of the Board of Directors and Audit Committee of the Company. Management believes that the terms of these sales transactions are no more favorable than those given to unrelated customers. For the three months ended March 31, 2003, and 2002, the Company recognized $59,200 and $136,700, respectively, in sales revenues from this customer. Included in accounts receivable as of March 31, 2003 and 2002 is $32,200 and $96,300, respectively, due from this related customer.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, enterprises generally have been included in the consolidated financial statements of another enterprise because one enterprise controls the others through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise must disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years, with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial statements.

In November 2002, the EITF issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company has reviewed EITF Issue No. 00-21 and has determined it will not have a material impact on its consolidated financial statements.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR REPORT OF INDEPENDENT AUDITORS CONTAINS A GOING CONCERN QUALIFICATION

We received a going concern opinion from our auditors for the financial statements for the year ended December 31, 2002. The opinion raises substantial doubts our ability to continue as a going concern. If we fail to replace our Transamerica floor plan line of credit or if we cannot reverse our trend of negative earnings an investor could lose his/her entire investment.

WE HAVE INCURRED OPERATING LOSSES AND DECREASED REVENUES FOR THE LAST TWO FISCAL YEARS AND WE CANNOT ASSURE YOU THAT THIS TREND WILL CHANGE

We have incurred a net loss of $610,300 and a net loss applicable to common shareholders of $1,350,200 for the three months ended March 31, 2003. We also have incurred a net loss of $2,835,900 and a net loss applicable to common shareholders of $3,110,100 for the year ended December 31, 2002 and we may continue to incur losses. In addition, our revenues decreased 6.2% during the year ended December 31, 2002 as compared to 2001. Our future ability to execute our business plan will depend on our efforts to increase revenues, reduce costs and return to profitability. We have implemented plans to reduce overhead and operating costs, and to build upon our core business. No assurance can be given, however, that these actions will result in increased revenues and profitable operations. If we are unable to return to profitable operations we may be unable to continue as a going concern.

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

OUR COMMON STOCK IS NOT CURRENTLY LISTED ON THE NASDAQ SMALLCAP MARKET

On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rule. The Company's common stock was, therefore, subject to delisting from the SmallCap Market. On March 6, 2003 the Company requested a hearing before a Listing Qualifications Panel, at which it would seek continued listing. The hearing was scheduled on April 24, 2003. The Company has also been notified by Nasdaq that the Company has not complied with Marketplace Rule, which requires a minimum bid price of $1.00 per share of common stock. Subsequent to the hearing on April 24, 2003, Nasdaq notified the Company that its common stock had been delisted from the Nasdaq SmallCap Market effective April 30, 2003. The Company's common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The market for our common stock is not as broad as if it were traded on the Nasdaq SmallCap Market and it is more difficult to trade in our common stock.

POTENTIAL SALES OF ADDITIONAL COMMON STOCK AND SECURITIES CONVERTIBLE INTO OUR COMMON STOCK MAY DILUTE THE VOTING POWER OF CURRENT HOLDERS

We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock. These are "blank check" preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without shareholder consent. As of March 31, 2003 we had 600 shares of Series A Preferred outstanding. The Series A Preferred are convertible based on a sliding scale conversion price referenced to the market price of our common stock. As of March 31, 2003, the Series A Preferred was convertible into 826,900 shares of common stock based on the floor conversion price of $.75. Any additional shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock and have preferences over shares of common stock with respect to dividends and liquidation rights. At the time of issuance of the Series A Preferred Stock, it was intended that an additional 400 shares be issued to the same investor;
however, the purchaser has not fulfilled its obligations to close this transaction as of the date of this filing, and we do not anticipate that such sale will occur.

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

On January 7, 2003, Transamerica terminated its credit facility with us effective April 7, 2003. However, Transamerica will continue its guarantee of the Letter of Credit Facility through July 25, 2003. Unless we did not perform our obligations in accordance with the agreement and certain covenants were not materially worse than the condition at the level on January 7, 2003, Transamerica would continue to accept payments according to the terms of the agreement prior to April 7, 2003. The remaining outstanding balance is due and payable in accordance with the terms of the agreement. As of March 31, 2003, we had an outstanding balance of $1,373,800 due under this credit facility. We would be unable to continue our operations without replacement loans or other alternative financing. We are in the process of replacing Transamerica Flooring line with a similar line from Textron Financial. However, we cannot assure you that we will be able to maintain the Textron flooring line if we continue our losses.

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

EXCESSIVE CLAIMS AGAINST WARRANTIES THAT WE PROVIDE COULD ADVERSELY EFFECT OUR BUSINESS

Our suppliers generally warrant the products that we distribute and allow us to return defective products, including those that have been returned to us by customers. We do not independently warrant the products that we distribute, except that we do warrant services provided in connection with the products that we configure for customers and that we build to order from components purchased from other sources. If excessive claims were made against these warranties, our results of operations would suffer.

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

WE DEPEND ON KEY SUPPLIERS FOR A LARGE PORTION OF OUR INVENTORY, LOSS OF THOSE SUPPLIERS COULD HARM OUR BUSINESS

One supplier, Sunnyview/CompTronic ("Sunnyview"), accounted for approximately 21.2% and 9.0% of our total purchases for the three months ended March 31, 2003 and 2002, respectively. We do not have a supply contract with Sunnyview, but rather purchase products from it through individual purchase orders, none of which has been large enough to be material to us. Although we have not experienced significant problems with Sunnyview or our other suppliers, and we believe we could obtain the products that Sunnyview supplies from other sources, there can be no assurance that our relationship with Sunnyview and with our other suppliers, will continue or, in the event of a termination of our relationship with any given supplier, that we would be able to obtain alternative sources of supply on comparable terms without a material disruption in our ability to provide products and services to our clients. This may cause a loss of sales that could have a material adverse effect on our business, financial condition and operating results.

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

WE CANNOT ASSURE YOU THAT OUR PURSUIT OF NEW BUSINESS THROUGH LIVEMARKET WILL BE SUCCESSFUL

We plan to enter the proprietary software development business through Lea. We have limited experience in developing commercial software products. We have conducted no independent, formal market studies regarding the demand for the software currently in development and planned to be developed. We have, however, conducted informal surveys of our customers and have relied on business experience in evaluating this market. Further, while we have experience in marketing computer related products, we have not marketed software or a proprietary line of our own products. This market is very competitive and nearly all of the software publishers or distributors with whom Lea will compete have greater financial and other resources than Lea. There can be no assurance Lea will be successful in developing commercial software products, or even if Lea develops such products, that it will find market acceptance for them. There can be no assurance that Lea will generate a profit. We have signed a letter of intent to sell substantially all the assets of Lea to certain of Lea's employees. There is no assurance that the sale will be consummated.

ESTABLISHMENT OF OUR NEW BUSINESS-TO-CONSUMER WEBSITE LIVEWAREHOUSE.COM MAY NOT BE SUCCESSFUL

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our bank mortgage loan with a $2,381,300 balance at March 31, 2003 which bears fluctuating interest based on the bank's 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this quarterly report Form 10-Q. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

Adaptec, Inc. filed a lawsuit against Pacific Magtron, Inc. and thirteen other defendants, claiming amongst other things, copyright and trademark infringement, and unfair business practices. The Company has denied these allegations. On April 4, 2003 Pacific Magtron, Inc. agreed to a out-of-court settlement of this claim with Adaptec, Inc. for $95,000 after giving consideration to the on-going legal costs.

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

*    Filed herewith

(b)  Reports on Form 8-K

The Company filed a current report on Form 8-K on April 30, 2003 under Item 5 reporting the delisting of the Company's common stock from the Nasdaq SmallCap Market.

The Company filed a current report on Form 8-K on March 7, 2003 under Item 5 reporting that the Company had been informed that its shares of common stock would be subject to delisting from the Nasdaq SmallCap Market. The Company requested a hearing on this matter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PACIFIC MAGTRON INTERNATIONAL CORP.,
                                        a Nevada corporation


Date: May 15, 2003                      By /s/ Theodore S. Li
                                           -------------------------------------
                                           Theodore S. Li
                                           President and Chief Financial Officer

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c. presented in this quarterly report my conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By: /s/ Theodore S. Li
    ------------------------------
    Theodore S. Li
    Chief Executive Officer/Chief
    Financial Officer