Form 10-Q
period 2003-06-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2003-08-14
CIK 1077050

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                    Common Stock, $0.001 par value per share:
            10,485,062 shares issued and outstanding at July 28, 2003

Part I. - Financial Information

    Item 1. - Consolidated Financial Statements

                Consolidated balance sheets as of June 30, 2003
                and December 31, 2002 (Unaudited)                            1-2

                Consolidated statements of operations for the three
                and six months ended June 30, 2003 and 2002 (Unaudited)        3

                Consolidated statements of cash flows for the six
                months ended June 30, 2003 and 2002 (Unaudited)                4

                Notes to consolidated financial statements                  5-14

   Item 2. - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           15-33

   Item 3. - Quantitative and Qualitative Disclosures About
             Market Risk                                                      34

   Item 4. - Controls and Procedures                                          34

Part II - Other Information

   Item 1. - Legal Proceedings                                                35

   Item 6. - Exhibits and Reports on Form 8-K                                 35

Signature                                                                     36

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      June 30,      December 31,
                                                        2003            2002
                                                     -----------    ------------

ASSETS
Current Assets:
  Cash and cash equivalents                          $ 1,053,100     $ 1,901,100
  Restricted cash                                        500,000         250,000
  Accounts receivable, net of allowance for
    doubtful accounts of $355,100 and
    $305,000 in 2003 and 2002, respectively            4,433,900       5,124,100
  Inventories                                          3,172,300       3,370,500
  Prepaid expenses and other current
    assets                                               446,300         459,100
  Income tax refund receivable                              --         1,472,800
                                                     -----------     -----------
Total Current Assets                                   9,605,600      12,577,600

Property and equipment, net                            4,288,700       4,495,400

Deposits and other assets                                117,600         194,000
                                                     -----------     -----------
                                                     $14,011,900     $17,267,000
                                                     ===========     ===========

See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   June 30,     December 31,
                                                                     2003           2002
                                                                 -----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of notes payable                               $    63,400    $    60,800
  Floor plan inventory loans                                         573,300        901,600
  Accounts payable                                                 6,129,200      7,781,800
  Accrued expenses                                                   717,000        559,100
  Warrants                                                            54,900        161,600
                                                                 -----------    -----------
Total Current Liabilities                                          7,537,800      9,464,900

Notes Payable, less current portion                                3,137,200      3,169,500

Preferred Stock, $0.001 par value; 5,000,000
  Shares authorized;
    4% Series A Redeemable Convertible Preferred Stock; 1,000
    shares designated; 600 shares issued and outstanding
    (liquidation value of $626,400 as of June 30, 2003)              939,700        190,400

Shareholders' Equity:
    Common stock, $0.001 par value; 25,000,000
      shares authorized; 10,485,100 shares issued
      and outstanding                                                 10,500         10,500
    Additional paid-in capital                                     2,036,400      2,007,900
    Retained earnings                                                350,300      2,423,800
                                                                 -----------    -----------
Total Shareholders' Equity                                         2,397,200      4,442,200
                                                                 -----------    -----------
                                                                 $14,011,900    $17,267,000
                                                                 ===========    ===========

See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended                        Six Months Ended
                                                                     June 30,                                  June 30,
                                                        ---------------------------------         ---------------------------------
                                                            2003                 2002                 2003                 2002
                                                        ------------         ------------         ------------         ------------
Sales                                                   $ 17,275,900         $ 14,298,900           35,401,500         $ 31,196,000
Cost of sales                                             16,186,800           13,418,500           33,239,000           29,115,800
                                                        ------------         ------------         ------------         ------------
Gross margin                                               1,089,100              880,400            2,162,500            2,080,200
Selling, general and
  administrative expenses                                  1,505,000            1,555,200            2,991,200            3,230,300
                                                        ------------         ------------         ------------         ------------
Loss from continuing operations
  before other income (expense)
  and income tax benefit
  and minority interest                                     (415,900)            (674,800)            (828,700)          (1,150,100)
                                                        ------------         ------------         ------------         ------------
Other income (expense):
  Interest income                                                600                2,700                1,400                7,500
  Interest expense                                           (40,400)             (42,300)             (79,000)             (84,200)
  Litigation settlement                                         --                   --                (95,000)                --
  Change in fair value of
   warrants issued                                            (8,200)              16,500              106,700               16,500
  Other expense, net                                         (16,200)             (24,700)             (14,600)             (22,100)
                                                        ------------         ------------         ------------         ------------
Total other income (expense)                                 (64,200)             (47,800)             (80,500)             (82,300)
                                                        ------------         ------------         ------------         ------------
Loss from continuing operations
  before income tax benefit
  and minority interest                                     (480,100)            (722,600)            (909,200)          (1,232,400)
Income tax benefit                                              --               (233,200)                --               (409,300)
                                                        ------------         ------------         ------------         ------------
Loss from continuing operations
  before minority interest                                  (480,100)            (489,400)            (909,200)            (823,100)
Minority interest                                               --                   --                   --                  2,200
                                                        ------------         ------------         ------------         ------------
Loss from continuing operations                             (480,100)            (489,400)            (909,200)            (820,900)
                                                        ------------         ------------         ------------         ------------
Discontinued operations:
  Loss from discontinued
   operations of:
    Frontline Network Consulting,
      Inc. after tax benefit                                (144,400)            (198,000)            (279,300)            (428,500)
    Lea Publishing Inc. after
      tax benefit                                            (59,700)            (128,200)            (106,000)            (302,500)
  Loss from disposal of:
    Frontline Network Consulting,
      Inc. after tax benefit                                 (13,700)                --                (13,700)                --
    Lea Publishing Inc. after
      tax benefit                                            (16,000)                --                (16,000)                --
                                                        ------------         ------------         ------------         ------------
Loss from discontinued
  operations                                                (233,800)            (326,200)            (415,000)            (731,000)
                                                        ------------         ------------         ------------         ------------
Accretion of discount and deemed
  dividend related to beneficial
  conversion of Series A
  Convertible Preferred Stock                                 (6,300)            (262,000)             (12,300)            (262,000)
Accretion of redemption value of
  Series A Convertible Preferred
  Stock                                                       (3,100)                --               (737,000)                --
                                                        ------------         ------------         ------------         ------------
Net Loss applicable to
  common shareholders                                   $   (723,300)        $ (1,077,600)        $ (2,073,500)        $ (1,813,900)
                                                        ============         ============         ============         ============
Basic and diluted loss per share:
  Loss from continuing operations                       $      (0.05)        $      (0.07)        $      (0.16)        $      (0.10)
  Loss from discontinued
    operations                                                 (0.02)               (0.03)               (0.04)               (0.07)
                                                        ------------         ------------         ------------         ------------
  Net loss applicable to common
    shareholders                                        $      (0.07)        $      (0.10)        $      (0.20)        $      (0.17)
                                                        ============         ============         ============         ============
Shares used in basic and diluted
   per share calculation                                  10,485,100           10,485,100           10,485,100           10,485,100
                                                        ============         ============         ============         ============

See accompanying notes to consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                                        2003               2002
                                                                                                    -----------         -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net loss applicable to common shareholders                                                        $(2,073,500)        $(1,813,900)
  Less: Loss from discontinued operations                                                              (415,000)           (731,000)
        Accretion of discount related to Series
         A Convertible Preferred Stock                                                                  (12,300)           (262,000)
        Accretion of redemption value of Series
         A Convertible Preferred Stock                                                                 (737,000)               --
                                                                                                    -----------         -----------
  Net loss used in continuing operations                                                               (909,200)           (820,900)
  Adjustments to reconcile  net loss to net cash (used in) provided by operating activities:
      Deferred income taxes                                                                                --               262,700
      Depreciation and amortization                                                                     158,700             110,600
      Provision for doubtful accounts                                                                    23,200                --
      Gain on disposal of fixed assets                                                                     --                (8,300)
      Change in fair value of warrants                                                                 (106,700)            (16,500)
      Minority interest losses                                                                             --                (2,200)
      Changes in operating assets and
        liabilities:
         Accounts receivable                                                                            300,600             391,600
         Inventories                                                                                    399,800            (235,100)
         Prepaid expenses and other
           current assets                                                                              (167,000)             17,500
         Income taxes receivable                                                                      1,472,800                --
         Accounts payable                                                                            (1,374,300)            591,700
         Accrued expenses                                                                               227,800              15,700
                                                                                                    -----------         -----------
NET CASH PROVIDED BY CONTINUING OPERATIONS                                                               25,700             306,800
NET CASH USED IN DISCONTINUED OPERATIONS                                                               (309,400)           (737,500)
                                                                                                    -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES                                                                  (283,700)           (430,700)
                                                                                                    -----------         -----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
   Acquisition of property and equipment                                                                   --                (1,500)
   Reduction in deposits and other assets                                                                  --                24,900
   Proceeds from sale of property and equipment                                                            --                36,100
   Net investing activities of discontinued
     operations                                                                                          43,700            (105,200)
                                                                                                    -----------         -----------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                                                                             43,700             (45,700)
                                                                                                    -----------         -----------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
   Net decrease in floor plan inventory loans                                                          (328,300)           (546,500)
   Principal payments on notes payable                                                                  (29,700)            (27,300)
   Net proceeds from issuance of redeemable
     convertible preferred stock and warrants                                                              --               477,500
   Increase in restricted cash                                                                         (250,000)               --
   Net financing activities of discontinued
    operations                                                                                             --               117,600
                                                                                                    -----------         -----------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                                                           (608,000)             21,300
                                                                                                    -----------         -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                              (848,000)           (455,100)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                                 1,901,100           3,110,000
                                                                                                    -----------         -----------
  End of period                                                                                     $ 1,053,100         $ 2,654,900
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

PMI and PMIGA's principal activity consists of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. LW sells consumer computer products through the internet.

During the second quarter 2003, the Company sold substantially all the intangible assets of FNC. The Company also sold all the intangible assets and certain tangible assets of Lea to certain of Lea's employees. PMICC was formed in 2001 for the purpose of acquiring companies or assets deemed suitable for PMIC's organization. During the second quarter 2003, the Company was authorized to dissolve PMICC.

The Company has incurred a net loss applicable to common shareholders of $2,073,500 for the six months ended June 30, 2003. The Company also incurred a net loss applicable to common shareholders of $3,110,100 for the year ended December 31, 2002. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to achieve profitability and generate sufficient cash flows to meet its obligations as they come due. Management believes that recently completed or continued downsizing and disposal of its subsidiaries, FNC and Lea, and continued cost-cutting measures to reduce overhead at all of its subsidiaries will enable it to achieve profitability. Management is also pursuing additional capital and debt financing. However, there is no assurance that these efforts will be successful.

FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

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

The accompanying consolidated financial statements include the accounts of PMIC and its wholly-owned subsidiaries, PMI, PMIGA, Lea, PMICC and LW and its majority-owned subsidiary, FNC. All inter-company accounts and transactions have been eliminated in consolidation. During the second quarter 2003, the Company sold substantially all the intangible assets of FNC. The Company also sold all the intangible assets and certain tangible assets of Lea, to certain of Lea's employees. During the second quarter 2003, the Company was authorized to dissolve PMICC. The activities of FNC, Lea and PMICC were reclassified for reporting purposes as discontinued operations for all periods shown in the accompanying statements of operations and cash flows.

STOCK-BASED COMPENSATION

FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123 as amended by SFAS No. 148. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model. There were no options granted for the six months ended June 30, 2003. For the six months ended June 30, 2002, the Company granted options to purchase 30,000 shares of the Company's common stock to certain members of the Board of Directors at exercise prices of $0.76 to $1.05 per share. During the six months ended June 30, 2003 and 2002, no outstanding options were exercised and options to purchase 6,000 and 66,555 shares, respectively, to the Company's common stock were cancelled due to employee terminations or expiration of options. Had the Company adopted the provisions of FASB Statement No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                                   Three Months Ended                      Six Months Ended
                                                                        June 30,                               June 30,
                                                              -----------------------------         -------------------------------
                                                                2003               2002                2003                2002
                                                              ---------         -----------         -----------         -----------
Net loss applicable to common shareholders:
  As reported                                                 $(723,300)        $(1,077,600)        $(2,073,500)        $(1,813,900)
    Add: total stock based
      employee compensation
      expense determined
      under fair value
      based method for all
      awards, net of tax                                        (10,800)            (37,000)            (22,100)            (46,400)
                                                              ---------         -----------         -----------         -----------
  Pro forma                                                   $(734,100)        $(1,114,600)        $(2,095,600)        $(1,860,300)
                                                              ---------         -----------         -----------         -----------
Basic and diluted loss per share:
  As reported                                                 $   (0.07)        $     (0.10)        $     (0.20)        $     (0.17)
  Pro forma                                                   $   (0.07)        $     (0.11)        $     (0.20)        $     (0.18)

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the three months and six months ended June 30, 2003 and 2002, options and warrants to purchase shares of the Company's common stock and shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted earnings (loss) per share as their effect would be anti-dilutive.

The following is the computation of the basic and diluted loss per share for loss from continuing operations:

                                                               Three Months Ended                        Six Months Ended
                                                                    June 30,                                 June 30,
                                                        ---------------------------------         ---------------------------------
                                                            2003                 2002                 2003                 2002
                                                        ------------         ------------         ------------         ------------
Loss from continuing operations                         $   (480,100)        $   (489,400)        $   (909,200)        $   (820,900)
Accretion of discount and deemed
  dividend related to beneficial
  conversion of Series A
  Convertible Preferred Stock                                 (6,300)            (262,000)             (12,300)            (262,000)
Accretion of redemption value of
  Series A Convertible Preferred
  Stock                                                       (3,100)                --               (737,000)                --
                                                        ------------         ------------         ------------         ------------
Loss from continuing operations
  applicable to common
  shareholders                                          $   (489,500)        $   (751,400)        $ (1,658,500)        $ (1,082,900)
                                                        ============         ============         ============         ============
Basic and diluted loss per share -
  Loss from continuing operations                       $      (0.05)        $      (0.07)        $      (0.16)        $      (0.10)
                                                        ============         ============         ============         ============
Shares used in basic and diluted
   per share calculation                                  10,485,100           10,485,100           10,485,100           10,485,100
                                                        ============         ============         ============         ============

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently reviewing the impact, if any, on its financial position and results of operations upon the adoption of SFAS No. 150.

3. DISCONTINUED OPERATIONS

On June 2, 2003, the Company entered into an agreement to sell substantially all of FNC's intangible assets for $15,000 payable in five equal installment payments with no interest. The first payment was due on the closing date and the remaining four payments are due the last date of each month beginning June 30, 2003. The Company recorded a loss of $13,000 on the sale of these assets.

On June 30, 2003, the Company sold substantially all of Lea's intangible assets and certain equipment to certain of the Lea's employees. The Company also entered into a Proprietary Software License and Support Agreement with the purchaser for providing certain electronic commerce support services to LW for a term of two years beginning July 1, 2003. The Company received $5,000 on the closing date and the electronic commerce support services contract valued at $48,000 which is based on the number of hours of the services to be provided. The Company recorded a loss of $16,000 on the sale of these assets.

On June 6, 2003 the Board of Directors authorized the dissolution of PMICC. PMICC had no activities since 2002 and had no assets and liabilities as of June 6, 2003.

The operating results, including the loss from disposal of assets, of FNC and Lea for the three months ended June 30, 2003 and 2002 were as follows:

                                               FNC                                        Lea
                                        Three Months Ended                         Three Months Ended
                                             June 30,                                   June 30,
                                  -------------------------------             ------------------------------
                                     2003                  2002                 2003                  2002
                                  ---------             ---------             --------             ---------
Net sales                         $ 342,900             $ 881,500             $ 80,200             $ 197,400
Loss before income tax
  benefit                          (158,100)             (290,800)             (75,700)             (183,700)
Income tax benefit                     --                 (92,800)                --                 (55,500)
                                  ---------             ---------             --------             ---------
Net loss                          $(158,100)            $(198,000)            $(75,700)            $(128,200)
                                  ---------             ---------             --------             ---------

The operating results, including the loss from disposal of assets, of FNC and Lea for the six months ended June 30, 2003 and 2002 were as follows:

                                                   FNC                                            Lea
                                             Six Months Ended                               Six Months Ended
                                                 June 30,                                       June 30,
                                    -----------------------------------             -------------------------------
                                       2003                    2002                   2003                   2002
                                    -----------             -----------             ---------             ---------
Net sales                           $ 1,313,500             $ 1,481,100             $ 179,700             $ 333,000
Loss before income tax
  benefit                              (293,000)               (637,300)             (122,000)             (450,000)
Income tax benefit                         --                  (208,800)                 --                (147,500)
                                    -----------             -----------             ---------             ---------
Net loss                            $  (293,000)            $  (428,500)            $(122,000)            $(302,500)
                                    -----------             -----------             ---------             ---------

4. STATEMENTS OF CASH FLOWS

Cash was paid during the six months ended June 30, 2003 and 2002 for:

SIX MONTHS ENDING JUNE 30,    2003                 2002
                             -------              -------
Income taxes                 $ 6,000              $ 1,200
                             =======              =======
Interest                     $79,000              $93,100
                             =======              =======

The following are the non-cash financing activities for the six months ended June 30, 2003 and 2002:

SIX MONTHS ENDING JUNE 30,                    2003         2002
                                            --------     --------
Accretion of preferred stock dividend       $ 12,300     $  2,000
                                            ========     ========
Deemed dividend related to beneficial
  conversion of 4% Series A Convertible
  Preferred Stock                           $     --     $260,000
                                            ========     ========
Accretion of redemption value of
  Series A Convertible Preferred Stock      $737,000     $     --
                                            ========     ========

On June 30, 2003 the Company entered into an agreement to sell certain assets of Lea. In addition to $5,000 cash consideration, the Company also received an electronic commerce support service contract for two years valued at $48,000.

5. RELATED PARTY TRANSACTIONS

During the first quarter of 2002, the Company made short-term salary advances to a shareholder/officer totaling $30,000, without interest. These advances were recorded as a salary paid to the shareholder/officer during the second quarter ended June 30, 2002.

The Company sells computer products to a company owned by a member of the Board of Directors and Audit Committee of the Company. Management believes that the terms of these sales transactions are no more favorable than those given to unrelated customers. For the three and six months ended June 30, 2003, and 2002, the Company recognized the following sales revenues from this customer:

                             THREE MONTHS              SIX MONTHS
                                ENDING                    ENDING
                                JUNE 30,                 JUNE 30,
                             ------------              -----------
Year 2003                      $ 41,300                  $100,600
                             ============              ===========
Year 2002                      $234,700                  $371,400
                             ============              ===========

Included in accounts receivable as of June 30, 2003 and 2002 is $32,200 and $125,400, respectively, due from this related customer.

6. INCOME TAXES

In March 2002, the Job Creation and Worker Assistance Act of 2002 ("the Act") was enacted. The Act extended the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred for any taxable year ending in 2001 and 2002. As a result, for the year ended December 31, 2001 the Company did not record a valuation allowance on the portion of the deferred tax assets relating to unutilized federal net operating loss of $1,906,800. On June 12, 2002, the Company received a federal income tax refund of $1,034,700 attributable to 2001 net operating losses carried back. The income tax benefits of $409,300 recorded for the six months ended June 30, 2002 primarily reflects the federal income tax refund attributable to the net operating loss incurred for the six months ended June 30, 2002. The Company does not expect to receive a tax benefit for losses incurred in 2003 which are not covered by the Act. As a result, no tax benefits were recorded for the six months ended June 30, 2003 as management does not believe it is more likely than not that the benefit from such assets will be realized. On March 20, 2003, the Company received a federal income tax refund of $1,427,400 attributable to its 2002 net operating loss carryback.

7. FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

On July 13, 2001, PMI and PMIGA (the Companies) obtained a $4 million (subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (Transamerica). This credit facility had a term of two years and was subject to automatic renewal from year to year thereafter. The credit facility could be terminated by Transamerica. Under certain conditions, the termination was subject to a fee of 1% of the credit limit. The facility included up to a $3 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories) that included a sub-limit of $600,000 for working capital and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowings under the inventory loans were subject to 30 to 45 days repayment, at which time interest accrued at the prime rate. Draws on the working capital line also accrued interest at the prime rate. The credit facility was guaranteed by both PMIC and FNC.

Under the accounts receivable and inventory financing facility from Transamerica, the Companies were required to maintain certain financial covenants and to achieve certain levels of profitability. As of June 30, 2002, the Companies did not meet the revised minimum tangible net worth and profitability covenants.

On October 23, 2002, Transamerica issued a waiver of the default occurring on June 30, 2002 and revised the terms and covenants under the credit agreement. Under the revised terms, the credit facility includes FNC as an additional borrower and PMIC continued as a guarantor. Effective October 2002, the new credit limit was $3 million in aggregate for inventory loans and the letter of credit facility. The letter of credit facility was limited to $1 million. The credit limits for PMI and FNC were $1,750,000 and $250,000, respectively. At
December 31, 2002 and September 30, 2002, the Companies did not meet the covenants as revised on October 23, 2002 relating to profitability and tangible net worth. This constituted a technical default and gave Transamerica, among other things, the right to call the loan and immediately terminate the credit facility.

On January 7, 2003, Transamerica elected to terminate the credit facility effective April 7, 2003. However, Transamerica agreed to continue its guarantee of the Letter of Credit Facility through July 25, 2003 and to continue to accept payments according to the terms of the agreement. The Letter of Credit Facility was discontinued in June 2003. As of June 30, 2003, the Companies had repaid the entire outstanding balance.

In May 2003, PMI obtained a $3,500,000 inventory financing facility which includes a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan from Textron Financial Corporation (Textron). The credit facility is guaranteed by PMIC, PMIGA, FNC, Lea, LW and two shareholders/officers of the Company. Borrowings under the inventory loans are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (10% at June 30, 2003). The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the eligible accounts receivables and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. PMI and PMIC are required to meet certain financial ratio covenants and levels of profitability. As of June 30, 2003, the Company is in compliance with these covenants. The Company is also required to maintain $250,000 in a restricted account as a pledge to Textron. This amount has been reflected as restricted cash in the accompanying consolidated financial statements. As of June 30, 2003, the outstanding balance of this loan was $573,300.

8. NOTES PAYABLE

In 1997, the Company obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (1.375% as of June 30, 2003) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration (SBA) loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569% per annum, and is secured by the underlying property.

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

9. SEGMENT INFORMATION

The Company has five reportable segments:  PMI, PMIGA, LW, FNC and Lea.

PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various distributors and retailers throughout the United States. PMIGA imports and distributes similar products focusing on customers located in the east coast of the United States. LW sells similar products as PMI to end-users through a website.

FNC provides professional services to mid-market companies focused on consulting, implementation and support services of Internet technology solutions and computer technical training services to corporate clients. Lea is engaged the development and distribution of software and e-business products and services, as well as integration and hosting services. During the second quarter 2003, the Company sold substantially all the intangible assets FNC. The Company also sold all the intangible assets and certain tangible assets of Lea, to certain of the Lea's employees. The activities of FNC and Lea for all periods were reclassified for reporting purposes as discontinued operations.

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

The following table presents information about reported continuing segment profit or loss for the three months and six months ended June 30, 2003 and 2002:

                                                                          Three Months Ended               Six Months Ended
                                                                               June 30,                         June 30,
                                                                    -----------------------------     -----------------------------
                                                                        2003             2002             2003             2002
                                                                    ------------     ------------     ------------     ------------
Revenues from external customers:
PMI                                                                 $ 14,323,000     $ 11,960,000     $ 29,067,100     $ 25,390,700
PMIGA                                                                  1,650,000        2,222,600        3,652,500        5,667,600
LW                                                                     1,302,900          116,300        2,681,900          137,700
                                                                    ------------     ------------     ------------     ------------
TOTAL                                                               $ 17,275,900     $ 14,298,900     $ 35,401,500     $ 31,196,000
                                                                    ============     ============     ============     ============

Segment loss before income taxes and minority interest:
    PMI                                                             $   (289,000)    $   (424,400)    $   (665,700)    $   (721,900)
    PMIGA                                                               (106,900)        (229,300)        (219,900)        (371,300)
    LW                                                                   (68,000)         (85,400)        (114,300)        (155,700)
                                                                    ------------     ------------     ------------     ------------
Total loss before
  income taxes and
  minority interest for
  reportable segments                                                   (463,900)    $   (739,100)        (999,900)    $ (1,248,900)
Change in fair value of
  warrants issued                                                         (8,200)          16,500          106,700           16,500
Amortization of warrant
  issuance costs                                                          (8,000)            --            (16,000)            --
                                                                    ------------     ------------     ------------     ------------
Consolidated loss before
  income taxes and
  minority interest                                                 $   (480,100)    $   (722,600)    $   (909,200)    $ (1,232,400)
                                                                    ============     ============     ============     ============

10. ACCOUNTS RECEIVABLE FACTORING AGREEMENT

Pursuant to a non-notification accounts receivable factoring agreement, the Company factored certain of its accounts receivable with GE Capital Commercial Services, Inc. (GE) on a pre-approved non-recourse basis. The factoring commission charge was 0.375% and 2.375% of specific approved domestic and foreign receivables, respectively. The agreement, which expired February 28, 2003 and was renewed through March 31, 2003, provided for the Company to pay a minimum of $200,000 (pro-rated for March 2003) in annual commission to GE. The Company's obligations to GE were collateralized by the related accounts receivable sold and assigned to GE and the underlying inventory. However, any collateral assigned to GE was subordinated to the collateral rights held by Transamerica, the Company's floor plan inventory lender. GE agreed to remit to Transamerica, on behalf of the Company, any collections on assigned accounts to repay amounts due Transamerica under the Company's inventory floor line of credit.

Beginning April 1, 2003, the Company purchased a credit insurance policy from American Credit Indemnity covering certain accounts receivable up to $2,000,000 of losses. In April 2003, the Company entered into a financing agreement with ENX, Inc. for its accounts receivables for one year beginning April 7, 2003. Under the agreement, the Company factors its accounts receivable on pre-approved customers with pre-approved credit limits under certain conditions. The commission is 0.5% of the approved invoice amounts with a minimum annual commission of $50,000. For the quarter ended June 30, 2003, accounts receivable that were approved amounted to $1,825,000 and no receivables were factored.

11. LITIGATION SETTLEMENT

In April 2003, the Company settled a lawsuit relating to a counterfeit products claim for $95,000 which was included in other expense in the first quarter 2003.

12. CAPITAL STOCK

On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rule. On March 6, 2003 the Company requested a hearing before a Listing Qualifications Panel, at which it would seek continued listing. The hearing was held on April 24, 2003. The Company was also notified by Nasdaq that the Company did not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock. Subsequent to the hearing on April 24, 2003, Nasdaq notified the Company that its common stock would be delisted from the Nasdaq SmallCap Market effective and such delisting took place on April 30, 2003. The Company's common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company's common stock enables the holder of the Company's Series A Redeemable Convertible Preferred Shares to request the repurchase of such shares 60 days after the delisting date. As of June 30, 2003, the redemption value of the Series A Preferred Stock, if the holder had required the Company to redeem the Series A Preferred Stock as of that date, was $939,700. The Company has increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value and has recorded an increase in loss applicable to common shareholders of $737,000 in the accompanying consolidated statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated financial statements, which are included elsewhere in this Quarterly Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements.
Forward- looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include, but are not limited to, those identified in the Company's Form 10-K for the fiscal year ended December 31, 2002 under the heading "Cautionary Factors That May Affect Future Results", such as our ability to reverse our trend of negative earnings, the diminished marketability of inventory, the need for additional capital, the delisting of our common stock from the Nasdaq SmallCap Market, increased warranty costs, competition, dependence on certain suppliers and dependence on key personnel.

GENERAL

As used herein and unless otherwise indicated, the terms "Company," "we," and "our" refer to Pacific Magtron International Corp. and each of our subsidiaries. We provide solutions to customers in several segments of the computer industry. Our business is organized into five divisions: PMI, PMIGA, FNC, Lea and LW. Our subsidiaries, PMI and PMIGA, provide for the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEMs and systems integrators. PMIGA distributes PMI's products in the southeastern United States market. In December 2001, LW was incorporated as a wholly-owned subsidiary of PMIC, to provide consumers a convenient way to purchase computer products via the internet. FNC provides professional services to mid-market companies focused on consulting, implementation and support services of Internet technology solutions and computer technical training services to corporate clients. Lea is engaged the development and distribution of software and e-business products and services, as well as integration and hosting services. During the second quarter 2003, the Company sold substantially all the intangible assets FNC. The Company also sold all the intangible assets and certain tangible assets of Lea, to certain of the Lea's employees. The activities of FNC and Lea for all periods were reclassified for reporting purposes as discontinued operations.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data of the continuing operations as a percentage of sales:

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                        ----------------      ----------------
                                         2003       2002       2003       2002
                                        -----      -----      -----      -----
Sales                                   100.0%     100.0%     100.0%     100.0%
Cost of sales                            93.7       93.8       93.9       93.3
                                        -----      -----      -----      -----
Gross margin                              6.3        6.2        6.1        6.7
Operating expenses                        8.7       10.9        8.4       10.4
                                        -----      -----      -----      -----
                                         (2.4)      (4.7)      (2.3)      (3.7)
Other income (expense), net              (0.4)      (0.3)      (0.2)      (0.3)
Income tax benefit                       --         (1.6)      --         (1.4)
Minority interest                         0.0        0.0        0.0        0.0
                                        -----      -----      -----      -----
Loss from continuing
 operations                              (2.8)%     (3.4)%     (2.5)%     (2.6)%
                                        =====      =====      =====      =====

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Sales for the three months ended June 30, 2003 were $17,275,900, an increase of $2,977,000, or approximately 20.8%, compared to $14,298,900 for the three months ended June 30, 2002. The combined sales of PMI and PMIGA were $15,973,000 for the three months ended June 30, 2003, an increase of $1,790,400 or approximately 12.6%, compared to $14,182,600 for the three months ended June 30, 2002. Sales for PMI increased by $2,363,000 or 19.8% from $11,960,000 for the three months ended June 30, 2002 to $14,323,000 for the three months ended June 30, 2003. PMIGA's sales decreased by $572,600 or 25.8% from $2,222,600 for the three months ended June 30, 2002 to $1,650,000 for the three months ended June 30, 2003. The increase in PMI sales was due to improved computer component market conditions since the first quarter of 2003 compared to the same period last year. The decrease in PMIGA's sales was due to the intense competition and a continuing decrease in market share on the U.S. east coast.

Sales generated by LW were $116,300 for the three months ended June 30, 2002, compared to $1,302,900 for the three months ended June 30, 2003, an increase of $1,186,600. LW was an operating entity during the three months ended June 30, 2003, whereas it was in a development stage during the three months ended June 30, 2002.

Consolidated gross margin for the three months ended June 30, 2003 was $1,089,100, or 6.3% of sales, compared to $880,400, or 6.2% of sales for the three months ended June 30, 2002. The combined gross margin for PMI and PMIGA was $963,800, or 6.0% of sales for the three months ended June 30, 2003, compared to $855,600 or 6.0% of sales for the three months ended June 30, 2002.

PMI's gross margin was $829,500 or 5.8% of sales for the three months ended June 30, 2003, compared to $763,800 or 6.4% for the three months ended June 30, 2002. The increase in gross margin for PMI was due to a 19.8% increase in sales for the three months ended June 30, 2003 compared to the same period in 2002. The decrease in gross margin as a percent of sales for PMI was due to the continuing intense price competition in the market for products sold by PMI. We anticipate the intense price competition will continue but stabilize at this level in the computer component products market in the next 12 months.

PMIGA's gross margin was $134,600 or 8.2% of sales for the three months ended June 30, 2003, compared to $91,700 or 4.1% of sales for the three months ended June 30, 2002. Even though PMIGA's sales decreased by 25.8% for the three months ended June 30, 2003 compared to the same period in 2002, the gross margin increased by $65,700. The increase in gross margin both in amount and as a percent of sales for the three months ended June 30, 2003 compared to the same period in 2002 was due to management's focus on higher profit products and an improvement in product management.

Gross margin for LW was $125,400 or 9.6% of sales for the three months ended June 30, 2003, compared to $22,800, or 19.6% of sales for the three months ended June 30, 2002. LW was in a development stage during the three months ended June 30, 2002.

Consolidated operating expenses, which consists of selling, general and administrative expenses, were $1,505,000 for the three months ended June 30, 2003, a decrease of $50,200, or 3.2%, compared to $1,555,200 for the three months ended June 30, 2002. Employee count was 80 at June 30, 2003 compared to 77 at June 30, 2002. The increase in employee count was due to additional employees hired by LW during 2003. LW was in a development stage during the three months ended June 30, 2002. Consolidated payroll expense increased by $41,600 for the three months ended June 30, 2003, compared to the same period in 2002. Consolidated expenses related to E-commerce incurred by LW increased by $18,800 for the three months ended June 30, 2003 compared to the same period last year when LW was in a development stage. Offsetting such increased expenses was an overall lower level of bad debt write-offs. The consolidated bad debt expense decreased by $67,000 for the three months ended June 30, 2003 compared to the same period in 2002. Consolidated promotional expenses for our Company's stock, products and services and communication expense decreased by $47,200 and $23,000, respectively, for the three months ended June 30, 2003, compared to the same period in 2002. We expect certain expenses, such as promotional expense and communication expense, will continue to be reduced in 2003 compared to 2002.

PMI's operating expenses were $1,085,300 for the three months ended June 30, 2003, compared to $1,119,400 for the three months ended June 30, 2002. The decrease of $34,100 or 3.0%, was mainly due the decrease in bad debt expense of $45,600 and promotional expenses of $34,300 and communication expense of $23,100. These decreases were partially offset by an increase in payroll expenses of approximately $58,000 resulting from an increase in worker's compensation insurance costs, further, for the three months ended June 30, 2002, the Company recorded a short-term salary advance to a shareholder/officer in the first quarter 2002 as a salary expense thus increasing payroll expense for that quarter.

PMIGA's operating expenses were $239,900 for the three months ended June 30, 2003, a decrease of $66,100, or 21.6%, compared to $306,000 for the three months ended June 30, 2002. The decrease was primarily due to a decrease in payroll expense, bad debt expense and promotional expense of $19,400, $24,600 and $18,600, respectively.

LW's operating expenses were $188,500 for the three months ended June 30, 2003, an increase of $80,900, or 75.2%, compared to $107,600 for the three months ended June 30, 2002. LW was in a development stage during the three months ended June 30, 2002. The increase was mainly due to the increase in payroll expenses, bank charges, and e-commerce service fees of approximately $15,400, $12,200, and $18,800, respectively.

Consolidated loss from operations for the three months ended June 30, 2003 was $415,900, compared to $674,800 for the three months ended June 30, 2002, a decrease of $258,900 or 38.4%. As a percent of sales, consolidated loss from operations was 2.4% for the three months ended June 30, 2003, compared to 4.7% for the three months ended June 30, 2002. The decrease in consolidated loss from operations was primarily due to a 23.7% increase in gross margin and a 3.2% decrease in consolidated operating expenses. Loss from operations for the three months ended June 30, 2003, including allocations of PMIC corporate expenses, for PMI, PMIGA and LW was $368,800, $47,900 and $81,600, respectively. Loss from operations for the three months ended June 30, 2002, including allocations of PMIC corporate expenses, for PMI, PMIGA and LW was $496,800, $89,200 and $76,300, respectively.

Consolidated interest expense was $40,400 for the three months ended June 30, 2003, compared to $42,300 for the three months ended June 30, 2002. The decrease in interest expense was largely due to a rate decrease on the floating interest rate charged on one of our mortgages for our office building facility located in Milpitas, California.

Other income and expenses for the three months ended June 30, 2003 included an $8,200 expense, compared to $16,500 income for the same period in 2002, related to the change in fair value of the warrants issued to a preferred stock investor and a broker on May 31, 2002.

In March 2002, the Job Creation and Worker Assistance Act of 2002 ("the Act") was enacted. The Act extended the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred for any taxable year ending in 2001 and 2002. As a result, for the year ended December 31, 2001 the Company did not record a valuation allowance on the portion of the deferred tax assets relating to unutilized federal net operating loss of $1,906,800. On June 12, 2002, the Company received a federal income tax refund of $1,034,700 attributable to 2001 net operating losses carried back. The income tax benefits of $233,200 recorded for the three months ended June 30, 2002 primarily reflects the federal income tax refund attributable to the net operating loss incurred for the three months ended June 30, 2002. The Company does not expect to receive a tax benefit for losses incurred in 2003 which are not covered by the Act. As a result, no tax benefits were recorded for the three months ended June 30, 2003 as management does not believe it is more likely than not that the benefit from such assets will be realized. On March 20, 2003, the Company received a federal income tax refund of $1,427,400 attributable to its 2002 net operating loss carryback.

On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rule. On March 6, 2003 the Company requested a hearing before a Listing Qualifications Panel, at which it would seek continued listing. The hearing was held on April 24, 2003. The Company was also notified by Nasdaq that the Company did not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock. Subsequent to the hearing on April 24, 2003, Nasdaq notified the Company that its common stock would be delisted from the Nasdaq SmallCap Market effective and such delisting took place on April 30, 2003. The Company's common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company's common stock enables the holder of the Company's Series A Redeemable Convertible Preferred Shares to request the repurchase of such shares 60 days after the delisting date. As of June 30, 2003, the redemption value of the Series A Preferred Stock, if the holder had required the Company to redeem the Series A Preferred Stock as of that date, was $939,700. The Company has increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value and has recorded an increase in loss applicable to common shareholders of $3,100 and $737,000 for the three months and six months ended June 30, 2003, respectively, in the accompanying consolidated statement of operations.

On June 2, 2003, the Company entered into an agreement to sell substantially all of FNC's intangible assets for $15,000 payable in five equal installment payments with no interest. The first payment was due on the closing date and the remaining four payments are due the last date of each month beginning June 30, 2003. The Company recorded a loss of $13,700 on the sale of these assets.

On June 30, 2003, the Company sold substantially all of Lea's intangible assets and certain equipment to certain of the Lea's employees. The Company also entered into a Proprietary Software License and Support Agreement with the purchaser for providing certain electronic commerce support services to LW for a term of two years. The Company received $5,000 on the closing date and will receive the electronic commerce support services valued at $48,000. The Company recorded a loss of $16,000 on the sale of these assets.

The operating results, including the loss from disposal of assets, of FNC and Lea for the three months ended June 30, 2003 and 2002 were as follows:

                                                        FNC                                           Lea
                                                 Three Months Ended                           Three Months Ended
                                                       June 30,                                    June 30,
                                            -------------------------------             ------------------------------
                                              2003                   2002                 2003                  2002
                                            ---------             ---------             --------             ---------
Net sales                                   $ 343,000             $ 881,500             $ 80,100             $ 197,400
Loss before income tax benefit               (158,100)             (290,800)             (75,700)             (183,700)
Income tax benefit                               --                 (92,800)                --                 (55,500)
                                            ---------             ---------             --------             ---------
Net loss                                    $(158,100)            $(198,000)            $(75,700)            $(128,200)
                                            ---------             ---------             --------             ---------

FNC's sales decreased from $881,500 for the three months ended June 30, 2002 to $343,000 for the three months June 30, 2003. Loss before income taxes also reduced from $290,800 for the three months ended June 30, 2002 to $158,100 for the three months ended June 30, 2003. FNC disposed of its assets and discontinued its operations on June 2, 2003. The sales and operating loss for the quarter ended June 30, 2003 were for the operations through June 2, 2003 (the date of the assets disposal).

Lea generated $80,100 in sales for the three months ended June 30, 2003, a decrease of $117,300, compared to $197,400 for the three months ended June 30, 2002. The decrease in sales was due to the pricing pressure on our services and less web-site development work demanded in the second quarter of 2003. Loss before income taxes for Lea reduced from $183,700 for the three months ended June 30, 2002 to $75,700 for the three month ended June 30, 2003. The decrease in loss before income taxes was primarily due to a reduction in expenses of all levels.

The income tax benefits recorded for the three months ended June 30, 2002 primarily reflects the federal income tax refund attributable to the net operating loss incurred for the three months ended June 30, 2002. The Company does not expect to receive a tax benefit for losses incurred in 2003

On May 31, 2002 the Company issued 600 shares of its 4% Series A Redeemable Convertible Preferred Stock and a warrant for 300,000 shares of common stock to an investor. The value of the beneficial conversion option of these 600 shares of 4% Series A Redeemable Convertible Preferred Stock was $260,000. The accretion of the 4% Series A Preferred Stock was $2,000 from the issuance date (May 31, 2002) to June 30, 2002. The value of the beneficial conversion option and the accretion of the preferred stock were included in the loss applicable to the common shareholders in the calculation of the loss per common share. In connection with the sales of preferred stock, we recorded the $$99,300 fair value of the warrant issued to the broker who facilitated the transaction and $298,000 fair value of the warrants issued to the preferred stock investor as a current liability. The fair values of the warrants are revalued at the end of each quarter and the change in fair value of the warrants is recorded as income or expense for the period of the change.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Sales for the six months ended June 30, 2003 were $35,401,500, an increase of $4,205,500, or approximately 13.5%, compared to $31,196,000 for the six months ended June 30, 2002. The combined sales of PMI and PMIGA were $32,719,600 for the six months ended June 30, 2003, an increase of $1,661,300 or approximately 5.3%, compared to $31,058,300 for the three months ended June 30, 2002. Sales for PMI increased by $3,676,400 or 14.5% from $25,390,700 for the six months ended June 30, 2002 to $29,067,100 for the six months ended June 30, 2003. PMIGA's sales decreased by $2,015,100 or 35.6% from $5,667,600 for the six months ended June 30, 2002 to $3,652,500 for the six months ended June 30, 2003. The increase in PMI sales was due to improved computer component market conditions compared to the same period last year. The decrease in PMIGA's sales was due to the intense competition and a continuing decrease in market share on the U.S. east coast.

Sales generated by LW were $2,681,900 for the six months ended June 30, 2003, compared to $137,700 for the six months ended June 30, 2002, an increase of $2,544,200. LW was an operating entity during the six months ended June 30, 2003, whereas it was in a development stage during the six months ended June 30, 2002.

Consolidated gross margin for the six months ended June 30, 2003 was $2,162,500, or 6.1% of sales, compared to $2,080,200, or 6.7% of sales for the six months ended June 30, 2002. The combined gross margin for PMI and PMIGA was $1,903,800, or 5.8% of sales for the six months ended June 30, 2003, compared to $2,052,900 or 6.6% of sales for the six months ended June 30, 2002.

PMI's gross margin was $1,645,300 or 5.7% of sales for the six months ended June 30, 2003, compared to $1,788,700 or 7.0% for the six months ended June 30, 2002. The increase in gross margin for PMI was due to a 14.5% increase in sales for the six months ended June 30, 2003 compared to the same period in 2002. The decrease in gross margin as a percent of sales for PMI was due to the continuing intense price competition in the market for products sold by PMI. We anticipate the intense price competition will continue but stabilize at this level in the computer component products market in the next 12 months.

PMIGA's gross margin was $258,600 or 7.1% of sales for the six months ended June 30, 2003, compared to $264,100 or 4.7% of sales for the six months ended June 30, 2002. Even though PMIGA's sales decreased by 35.6% for the six months ended June 30, 2003 compared to the same period in 2002, the gross margin decreased only by $5,500. The increase in gross margin as a percent of sales for the six months ended June 30, 2003 compared to the same period in 2002 was due to management's focus on higher profit products and an improvement in product management.

Gross margin for LW was $258,700 or 9.6% of sales for the six months ended June 30, 2003, compared to $27,300, or 19.8% of sales for the six months ended June 30, 2002. LW was in a development stage during the six months ended June 30, 2002.

Consolidated operating expenses, which consists of selling, general and administrative expenses, were $2,991,200 for the six months ended June 30, 2003, a decrease of $239,100, or 7.4%, compared to $3,230,300 for the six months ended June 30, 2002. Employee count was 80 at June 30, 2003 compared to 77 at June 30, 2002. The increase in employee count was due additional employees hired by LW which was in a development stage during the six months ended June 30, 2002. Consolidated payroll expenses for the six months ended June 30, 2003 decreased by $11,300 compared to the six months ended June 30, 2002. The decrease in consolidated payroll expenses was due to the salary and employee count reduction in PMI and PMIGA which was partially offset by the increase in employee count in LW. Consolidated expenses related to E-commerce and bank charges for credit card transactions incurred by LW increased by $37,400 and 20,700, respectively, for the six months ended June 30, 2003 compared to the same period last year when LW was in a development stage. Offsetting such increased expenses was an overall lower level of bad debt write-offs. The consolidated bad debt expense decreased by $161,000 for the six months ended June 30, 2003 compared to the same period in 2002. Consolidated promotional expenses for our Company's stock, products and services, receivables collection expense and communication expense decreased by $84,900, $42,100 and $40,100, respectively, for the six months ended June 30, 2003, compared to the same period in 2002. We expect certain expenses, such as promotional expense and communication expense, will continue to be reduced in 2003 compared to 2002.

PMI's operating expenses were $2,152,000 for the six months ended June 30, 2003, compared to $2,427,000 for the six months ended June 30, 2002. The decrease of $275,000 or 11.3%, was mainly due to the decrease in payroll expenses, bad debt expense, promotional expenses and communication expense of approximately $29,000, $158,500, $63,700 and $41,700, respectively.

PMIGA's operating expenses were $475,800 for the six months ended June 30, 2003, a decrease of $144,900, or 23.3%, compared to $620,700 for the three months ended March 31, 2002. The decrease was primarily due to a decrease in expenses for accounts receivable collection, payroll expense, promotional expense and bad debt expense of approximately $18,800, $31,600, $35,100 and $30,300, respectively.

LW's operating expenses were $363,400 for the six months ended June 30, 2003, an increase of $181,300, or 99.6%, compared to $182,100 for the six months ended June 30, 2002. LW was in a development stage during the six months ended June 30, 2002. The increase was mainly due to the increase in payroll expenses, bad debt expense, bank charges, and e-commerce service fees of approximately $49,300, $27,900, $25,800, and $37,400, respectively.

Consolidated loss from continuing operations for the six months ended June 30, 2003 was $828,700, compared to $1,150,100 for the six months ended June 30, 2002, a decrease of $321,400 or 27.9%. As a percent of sales, consolidated loss from operations was 2.3% for the six months ended June 30, 2003, compared to 3.7% for the six months ended June 30, 2002. The decrease in consolidated loss from operations was primarily due to a 4.0% increase in gross margin and a 7.4% decrease in consolidated operating expenses. Loss from operations for the six months ended June 30, 2003, including allocations of PMIC corporate expenses, for PMI, PMIGA and LW was $759,600, $103,900 and $144,200, respectively. Loss from operations for the six months ended June 30, 2002, including allocations of PMIC corporate expenses, for PMI, PMIGA and LW was $1,085,600, $198,500 and $112,000, respectively.

Consolidated interest expense was $79,000 for the six months ended June 30, 2003, compared to $84,200 for the six months ended June 30, 2002. The decrease in interest expense was largely due to a rate decrease on the floating interest rate charged on one of our mortgages for our office building facility located in Milpitas, California.

Other income and expenses for the three months ended June 30, 2003 included $106,700 income compared to $16,500 income for the same period in 2002, related to the change in fair value of the warrants issued to a preferred stock investor and a broker on May 31, 2002. Other expense for the six months ended June 30, 2003 included $95,000 for the settlement of a lawsuit relating to a counterfeit products claim.

In March 2002, the Job Creation and Worker Assistance Act of 2002 ("the Act") was enacted. The Act extended the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred for any taxable year ending in 2001 and 2002. As a result, for the year ended December 31, 2001 the Company did not record a valuation allowance on the portion of the deferred tax assets relating to unutilized federal net operating loss of $1,906,800. On June 12, 2002, the Company received a federal income tax refund of $1,034,700 attributable to 2001 net operating losses carried back. The income tax benefits of $409,300 recorded for the six months ended June 30, 2002 primarily reflects the federal income tax refund attributable to the net operating loss incurred for the six months ended June 30, 2002. The Company does not expect to receive a tax benefit for losses incurred in 2003 which are not covered by the Act. As a result, no tax benefits were recorded for the three months ended June 30, 2003 as management does not believe it is more likely than not that the benefit from such assets will be realized. On March 20, 2003, the Company received a federal income tax refund of $1,427,400 attributable to the 2002 net operating loss carryback.

On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rule. On March 6, 2003 the Company requested a hearing before a Listing Qualifications Panel, at which it would seek continued listing. The hearing was held on April 24, 2003. The Company was also notified by Nasdaq that the Company did not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock. Subsequent to the hearing on April 24, 2003, Nasdaq notified the Company that its common stock would be delisted from the Nasdaq SmallCap Market effective and such delisting took place on April 30, 2003. The Company's common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company's common stock enables the holder of the Company's Series A Redeemable Convertible Preferred Shares to request the repurchase of such shares 60 days after the delisting date. As of June 30, 2003, the redemption value of the Series A Preferred Stock, if the holder had required the Company to redeem the Series A Preferred Stock as of that date, was $939,700. The Company has increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value and has recorded an increase in loss applicable to common shareholders of $737,000 for the six months ended June 30, 2003 in the accompanying consolidated statement of operations.

On June 2, 2003, the Company entered into an agreement to sell substantially all of FNC's intangible assets for $15,000 payable in five equal installment payments with no interest. The first payment was due on the closing date and the remaining four payments are due the last date of each month beginning June 30, 2003. The Company recorded a loss of $13,700 on the sale of these assets.

On June 30, 2003, the Company sold substantially all of Lea's intangible assets and certain equipment to certain of the Lea's employees. The Company also entered into a Proprietary Software License and Support Agreement with the purchaser for providing certain electronic commerce support services to LW for a term of two years. The Company received $5,000 on the closing date and will receive the electronic commerce support services valued at $48,000. The Company recorded a loss of $16,000 on the sale of these assets.

The operating results, including the loss from disposal of assets, of FNC and Lea for the six months ended June 30, 2003 and 2002 were as follows:

                                                   FNC                                      Lea
                                             Six Months Ended                         Six Months Ended
                                                 June 30,                                 June 30,
                                    ---------------------------------           -----------------------------
                                       2003                  2002                 2003                2002
                                    -----------           -----------           ---------           ---------
Net sales                           $ 1,313,500           $ 1,481,100           $ 179,700           $ 333,000
Loss before income tax benefit         (293,000)             (637,300)           (122,000)           (450,000)
Income tax benefit                         --                (208,800)               --              (147,500)
                                    -----------           -----------           ---------           ---------
Net loss                            $  (293,000)          $  (428,500)          $(122,000)          $(302,500)
                                    -----------           -----------           ---------           ---------

FNC's sales decreased from $1,481,100 for the six months ended June 30, 2002 to $1,313,500 for the six months June 30, 2003. Loss before income taxes also reduced from $637,300 for the six months ended June 30, 2002 to $293,000 for the six months ended June 30, 2003. FNC disposed of its assets and discontinued its operations on June 2, 2003. The sales and operating loss for the six months ended June 30, 2003 were for the operations through June 2, 2003 (the date of the assets disposal).

Lea generated $179,700 in sales for the six months ended June 30, 2003, a decrease of $153,300, compared to $333,000 for the six months ended June 30, 2002. The decrease in sales was due to the pricing pressure on our services and less web-site development work demanded in 2003. Loss before income taxes for Lea reduced from $450,000 for the six months ended June 30, 2002 to $122,000 for the six month ended June 30, 2003. The decrease in loss before income taxes was primarily due to a reduction in expenses of all levels.

The income tax benefits recorded for the six months ended June 30, 2002 primarily reflects the federal income tax refund attributable to the net operating loss incurred for the six months ended June 30, 2002. The Company does not expect to receive a tax benefit for losses incurred in 2003

On May 31, 2002 the Company issued 600 shares of its 4% Series A Redeemable Convertible Preferred Stock and a warrant for 300,000 shares of common stock to an investor. The value of the beneficial conversion option of these 600 shares of 4% Series A Redeemable Convertible Preferred Stock was $260,000. The accretion of the 4% Series A Preferred Stock was $2,000 from the issuance date (May 31, 2002) to June 30, 2002. The value of the beneficial conversion option and the accretion of the preferred stock were included in the loss applicable to the common shareholders in the calculation of the loss per common share. In connection with the sales of preferred stock, we recorded the $99,300 fair value of the warrant issued to the broker who facilitated the transaction and $298,000 fair value of the warrants issued to the preferred stock investor as a current liability. The fair values of the warrants are revalued at the end of each quarter and the change in fair value of the warrants is recorded as income or expense for the period of the change.

LIQUIDITY AND CAPITAL RESOURCES

On June 2, 2003, the Company entered into an agreement to sell substantially all of FNC's intangible assets for $15,000 payable in five equal installment payments with no interest. The first payment was due on the closing date and the remaining four payments are due the last date of each month beginning June 30, 2003. The Company recorded a loss of $13,700 on the sale of these assets.

On June 30, 2003, the Company sold substantially all of Lea's intangible assets and certain equipment to certain of the Lea's employees. The Company also entered into a Proprietary Software License and Support Agreement with the purchaser for providing certain electronic commerce support services to LW for a term of two years beginning July 1, 2003. The Company received $5,000 on the closing date and the electronic commerce support services contract valued at $48,000. The Company recorded a loss of $16,000 on the sale of these assets.

The Company has incurred a loss of $909,200 on continuing operations and a net loss applicable to common shareholders of $2,073,500 for the six months ended June 30, 2003. The Company also incurred a net loss applicable to common shareholders of $3,110,100 for the year ended December 31, 2002. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to achieve profitability and generate sufficient cash flows to meet its obligations as they come due. Management believes that recently completed or continued downsizing and disposal of its subsidiaries, FNC and Lea, and continued cost-cutting measures to reduce overhead at all of its subsidiaries will enable it to achieve profitability. Management is also pursuing additional capital and debt financing. However, there is no assurance that these efforts will be successful.

At June 30, 2003, we had consolidated cash and cash equivalents totaling $1,053,100 (excluding $500,000 in restricted cash) and working capital of $2,067,800. At December 31, 2002, we had consolidated cash and cash equivalents of $1,901,100 (excluding $250,000 in restricted cash) and working capital of $3,112,700.

Net cash used by operating activities for the six months ended June 30, 2003 was $283,700, which principally reflected a decrease in accounts payable of $1,374,300 and a net loss from continuing operations of $909,200 which was partially offset by the decrease in income tax receivable of $1,472,800. Net cash used in operating activities during the six months ended June 30, 2002 was $430,700, which principally reflected the net loss from continuing operations of $820,900 incurred during the period and an increase inventories and net cash used in discontinued operations of $737,500, which was partially offset by an increase in accounts payable and a decrease in accounts receivable.

Net cash provided by investing activities was $43,700 for the six months ended June 30, 2003 resulting from the net investing activities of the discontinued operations. Net cash used by investing activities during the six months ended June 30, 2002 was $45,700, primarily resulting from the net investing activities of the discontinued operations, which was partially offset by the proceeds of sales of property and equipment and reduction in deposits and other assets.

Net cash used in financing activities was $608,000 for the six months ended June 30, 2003, primarily resulting from a decrease in floor plan inventory loans of $328,300 and a pledge of $250,000 cash with Textron as required by the floor plan inventory loan agreement. Net cash provided by financing activities was $21,300 for the six months ended June 30, 2002, primarily from the net proceeds of $477,500 from the issuance of preferred stock and the net financing activities of discontinued operations of 117,600, which was partially offset by a decrease in the floor plan inventory loans of $546,500.

On March 20, 2003, the Company received a federal income tax refund of $1,427,400 attributable to the 2002 net operating loss carryback.

In April 2003, the Company settled a lawsuit relating to a counterfeit products claim for $95,000 which was paid in the second quarter of 2003.

On July 13, 2001, PMI and PMIGA (the Companies) obtained a $4 million (subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (Transamerica). This credit facility had a term of two years and was subject to automatic renewal from year to year thereafter. The credit facility could be terminated by Transamerica. Under certain conditions, the termination was subject to a fee of 1% of the credit limit. The facility included up to a $3 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories) that included a sub-limit of $600,000 for working capital and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowings under the inventory loans were subject to 30 to 45 days repayment, at which time interest accrued at the prime rate. Draws on the working capital line also accrued interest at the prime rate. The credit facility was guaranteed by both PMIC and FNC.

Under the accounts receivable and inventory financing facility from Transamerica, the Companies were required to maintain certain financial covenants and to achieve certain levels of profitability. As of June 30, 2002, the Companies did not meet the revised minimum tangible net worth and profitability covenants.

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

On January 7, 2003, Transamerica elected to terminate the credit facility effective April 7, 2003. However, Transamerica agreed to continue its guarantee of the Letter of Credit Facility through July 25, 2003 and to continue to accept payments according to the terms of the agreement. The Letter of Credit Facility was discontinued in June 2003. As of June 30, 2003, the Companies had repaid the entire outstanding balance.

In May 2003, PMI obtained a $3,500,000 inventory financing facility which includes a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan from Textron Financial Corporation (Textron). The credit facility is guaranteed by PMIC, PMIGA, FNC, Lea, LW and two shareholders/officers of the Company. Borrowings under the inventory loans are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (10% at June 30, 2003). The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the eligible accounts receivables and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. PMI and PMIC are required to meet certain financial ratio covenants and levels of profitability. As of June 30, 2003, the Company is in compliance with these covenants. The Company is also required to maintain $250,000 in a restricted account as a pledge to Textron. As of June 30, 2003, the outstanding balance of this loan was $573,300.

Pursuant to one of our bank mortgage loans, with a $2,374,500 balance at June 30, 2003, we are required to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, no consecutive quarterly losses, and achieve net income on an annual basis. During 2002 and 2001, the Company was in violation of two of these covenants which constituted an event of default under the loan agreement and gave the bank the right to call the loan. A waiver of the loan covenant violations was obtained from the bank in March 2002, retroactive to September 30, 2001, and through December 31, 2002. In March 2003, the bank extended the waiver through December 31, 2003. As a condition for this waiver, the Company transferred $250,000 to a restricted account as a reserve for debt servicing.

On May 31, 2002 we received net proceeds of $477,500 from the sale of 600 shares of 4% Series A Preferred Stock. An additional 400 shares were to be sold after the completion of the registration of the underlying common stock. Even though we completed the required registration of the underlying common stock in October 2002, the remaining 400 shares were not sold. There is no assurance that we will able to obtain additional capital financing other than the issuance of these shares of Preferred stock. Upon the occurrence of a Triggering Event, such as if the Company were a party in a "Change of Control Transaction," among others, as defined, the holder of the preferred stock has the rights to require us to redeem its preferred stock in cash at a minimum of 1.5 times the Stated Value. On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rule. On March 6, 2003 the Company requested a hearing before a Listing Qualifications Panel, at which it would seek continued listing. The hearing was held on April 24, 2003. The Company was also notified by Nasdaq that the Company did not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock. Subsequent to the hearing on April 24, 2003, Nasdaq notified the Company that its common stock would be delisted from the Nasdaq SmallCap Market effective and such delisting took place on April 30, 2003. The Company's common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company's common stock enables the holder of the Company's Series A Redeemable Convertible Preferred Shares to request the repurchase of such shares 60 days after the delisting date. As of June 30, 2003, the redemption value of the Series A Preferred Stock, if the holder had required the Company to redeem the Series A Preferred Stock as of that date, was $939,700. During 2003 the Company has increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value and has recorded an increase in loss applicable to common shareholders of $737,000 in the accompanying consolidated statement of operations. In the event we are required to redeem our Series A
Preferred Stock in cash, we might experience a reduction in our ability to operate the business at its current level.

We are actively seeking additional capital to augment our working capital. However, there is no assurance that we can obtain such capital, or if we can obtain capital that it will be on terms that are acceptable to us.

RELATED PARTY TRANSACTIONS

During the first quarter of 2002, the Company made short-term salary advances to a shareholder/officer totaling $30,000, without interest. These advances were recorded as a salary paid to the shareholder/officer during the second quarter ended June 30, 2002.

The Company sells computer products to a company owned by a member of the Board of Directors and Audit Committee of the Company. Management believes that the terms of these sales transactions are no more favorable than those given to unrelated customers. For the three and six months ended June 30, 2003, and 2002, the Company recognized the following sales revenues from this customer:

                             THREE MONTHS                  SIX MONTHS
                                ENDING                       ENDING
                                JUNE 30,                    JUNE 30,
                             ------------                 ------------
Year 2003                      $ 41,300                     $100,600
                             ============                 ============
Year 2002                      $234,700                     $371,400
                             ============                 ============

Included in accounts receivable as of June 30, 2003 and 2002 is $32,200 and $125,400, respectively, due from this related customer.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently reviewing the impact, if any, on its financial position and results of operations upon the adoption of SFAS No. 150.

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

WE HAVE INCURRED OPERATING LOSSES AND DECREASED REVENUES FOR THE LAST TWO FISCAL YEARS AND WE CANNOT ASSURE YOU THAT THIS TREND WILL CHANGE

We have incurred a net loss applicable to common shareholders of $2,073,500 for the six months ended June 30, 2003. We also have incurred a net loss of $2,835,900 and a net loss applicable to common shareholders of $3,110,100 for the year ended December 31, 2002 and we may continue to incur losses. In addition, our revenues decreased 6.2% during the year ended December 31, 2002 as compared to 2001. Our future ability to execute our business plan will depend on our efforts to increase revenues, reduce costs and return to profitability. We have implemented plans to reduce overhead and operating costs, and to build upon our core business. No assurance can be given, however, that these actions will result in increased revenues and profitable operations. If we are unable to return to profitable operations we may be unable to continue as a going concern.

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

Based on our projected downsized operations we anticipate that our working capital, including the $477,500 raised in our second quarter 2002 placement and a recently received tax refund of $1,427,400, will satisfy our working capital needs for the next twelve months. However, if we fail to raise additional working capital prior to that time, we will be unable to pursue our business plan. We may give no assurance that we will be able to obtain additional capital when needed or, if available, that such capital will be available at terms acceptable to us.

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

POTENTIAL SALES OF ADDITIONAL COMMON STOCK AND SECURITIES CONVERTIBLE INTO OUR COMMON STOCK MAY DILUTE THE VOTING POWER OF CURRENT HOLDERS

We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock. These are "blank check" preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without shareholder consent. As of June 30, 2003 we had 600 shares of Series A Preferred outstanding. The Series A Preferred are convertible based on a sliding scale conversion price referenced to the market price of our common stock. As of June 30, 2003, the Series A Preferred was convertible into 835,200 shares of common stock based on the floor conversion price of $.75. Any additional shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock and have preferences over shares of common stock with respect to dividends and liquidation rights. At the time of issuance of the Series A Preferred Stock, it was intended that an additional 400 shares be issued to the same investor;
however, the purchaser has not fulfilled its obligations to close this transaction as of the date of this filing, and we do not anticipate that such sale will occur.

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

In May 2003 we obtained a $3,500,000 inventory financing facility and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan from Textron Financial Corporation. Under this financing facility, we are required to meet certain financial ratio covenants and levels of profitability. We were in compliance with these financial requirements as of June 30, 2003. However, we cannot assure you that we will be able to comply with these financial requirements or to maintain the Textron flooring line if we continue our losses.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE WITH SOME OF OUR COMPETITORS

All aspects of our business are highly competitive. Competition within the computer products distribution industry is based on product availability, credit availability, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and the availability of product and technical support information. We also compete with manufacturers that sell directly to resellers and end users. A number of our competitors in the computer distribution industry are substantially larger and have greater financial and other resources than we do.

WE DEPEND ON KEY SUPPLIERS FOR A LARGE PORTION OF OUR INVENTORY, LOSS OF THOSE SUPPLIERS COULD HARM OUR BUSINESS

One supplier, Sunnyview/CompTronic ("Sunnyview"), accounted for approximately 23.4% and 10.5% of our total purchases for the six months ended June 30, 2003 and 2002, respectively. We do not have a supply contract with Sunnyview, but rather purchase products from it through individual purchase orders, none of which has been large enough to be material to us. Although we have not experienced significant problems with Sunnyview or our other suppliers, and we believe we could obtain the products that Sunnyview supplies from other sources, there can be no assurance that our relationship with Sunnyview and with our other suppliers, will continue or, in the event of a termination of our relationship with any given supplier, that we would be able to obtain alternative sources of supply on comparable terms without a material disruption in our ability to provide products and services to our clients. This may cause a loss of sales that could have a material adverse effect on our business, financial condition and operating results.

WE ARE DEPENDENT ON KEY PERSONNEL

Our continued success will depend to a significant extent upon our senior management, including Theodore Li, President, and Hui Cynthia Lee, Executive Vice President and head of sales operations. The loss of the services of Messrs. Li or Ms. Lee, or one or more other key employees, could have a material adverse effect on our business, financial condition or operating results. We do not have key man insurance on the lives of any of members of our senior management.

ESTABLISHMENT    AND   MAINTENANCE   OF   OUR    BUSINESS-TO-CONSUMER    WEBSITE
LIVEWAREHOUSE.COM MAY NOT BE SUCCESSFUL

We have established a business-to-consumer website, LiveWarehouse.com. We cannot assure you that we will achieve a profitable level of operations, that we will be able to hire and retain personnel with experience in online retail marketing and management, that we will be able to execute our business plan with respect to this market segment or that we will be able to adapt to technological changes. Further, while we have experience in the wholesale marketing of computer-related products, we have limited experience in retail marketing. This market is very competitive and many of our competitors have substantially greater resources and experience than we have.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our bank mortgage loan with a $2,374,500 balance at June 30, 2003 which bears fluctuating interest based on the bank's 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in Internal Controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

Adaptec, Inc. filed a lawsuit against the Company and thirteen other defendants, claiming amongst other things, copyright and trademark infringement, and unfair business practices. The Company denied these allegations. On April 4, 2003 Pacific Magtron, Inc. agreed to a out-of-court settlement of this claim with Adaptec, Inc. for $95,000 after giving consideration to the on-going legal costs.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit       Description                                             Reference
-------       -----------                                             ---------
3.1           Articles of Incorporation                                   (1)

3.2           Bylaws, as amended and restated                             (1)

10.1          Asset Purchase Agreement with Sable Computer,Inc.
              dated as of May 31, 2003                                    (2)

10.2          Asset Purchase Agreement with LiveCSP, Inc.
              dated as of June 30, 2003                                   (3)

10.3          Credit Line for Inventory Financing with Textron Financial   *

31.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002                                                  *

32.1          Certification of Chief Executive Officer and Chief
              Financial Officer pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002                                   *

(1) Incorporated by reference from the Company's registration statement on Form 10SB-12G filed January 20, 1999.
(2)   Filed as an exhibit to our Form 8-K dated June 2, 2003.
(3)   Filed as an exhibit to our Form 8-K dated July 15, 2003.

* Filed herewith

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K on June 2, 2003 under Item 2 reporting the sale of substantially all of the intangible assets of its Frontline Network Consulting, Inc. subsidiary.

The Company filed a current report on Form 8-K on July 15, 2003 under Item 2 reporting the sale of substantially all of the intangible assets and certain

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACIFIC MAGTRON INTERNATIONAL CORP.,
                                        a Nevada corporation

Date: August 14, 2003                   By /s/ Theodore S. Li
                                           --------------------------------
                                           Theodore S. Li
                                           President and Chief Financial Officer