Form 10-Q
period 2003-09-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2003-11-20
CIK 1077050

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2003
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
             For the transition period from __________ to __________
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

          10,485,062 shares issued and outstanding at October 29, 2003

Part I. - Condensed Financial Information

     Item 1. - Condensed Consolidated Financial Statements
               Condensed consolidated balance sheets as of
               September 30, 2003 and December 31, 2002 (Unaudited)          1-2

               Condensed consolidated statements of operations for
               the three and nine months ended September 30, 2003
               and 2002 (Unaudited)                                            3

               Condensed consolidated statements of cash flows
               for the nine months ended September 30, 2003 and 2002
               (Unaudited)                                                     4

               Notes to condensed consolidated financial statements
               (Unaudited)                                                  5-13

     Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         14-30

     Item 3. - Quantitative and Qualitative Disclosures About
               Market Risk                                                    31

     Item 4. - Controls and Procedures                                        31

Part II - Other Information

     Item 1. - Legal Proceedings                                              32

     Item 6. - Exhibits and Reports on Form 8-K                               32

Signature                                                                     33

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   September 30,    December 31,
                                                       2003             2002
                                                   -------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents                          $ 2,558,400     $ 1,901,100
  Restricted cash                                        250,000         250,000
  Accounts receivable, net of allowance for
    doubtful accounts of $381,500 and
    $305,000 in 2003 and 2002, respectively            5,503,900       5,124,100
  Inventories                                          3,307,500       3,370,500
  Prepaid expenses and other current
    assets                                               363,900         459,100
  Income tax refund receivable                                --       1,472,800
                                                   -------------    ------------
Total Current Assets                                  11,983,700      12,577,600

Property and equipment, net                            4,221,300       4,495,400

Deposits and other assets                                352,200         194,000
                                                   -------------    ------------
                                                     $16,557,200     $17,267,000
                                                   =============    ============

     See accompanying notes to condensed consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      September 30,   December 31,
                                                          2003             2002
                                                      -------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of notes payable                      $    67,900    $    60,800
  Floor plan inventory loans                              1,305,300        901,600
  Accounts payable                                        8,704,200      7,781,800
  Accrued expenses                                          496,200        559,100
  Warrants                                                   43,200        161,600
  Series A Mandatorily Redeemable Convertible
    Preferred Stock                                         949,100             --
                                                      -------------   ------------
Total Current Liabilities                                11,565,900      9,464,900

Notes Payable, less current portion                       3,117,200      3,169,500

Preferred Stock, $0.001 par value; 5,000,000
  Shares authorized;
    4% Series A Redeemable Convertible Preferred
    Stock; 1,000 shares designated; 600 shares
    issued and outstanding                                       --        190,400

Shareholders' Equity:
    Common stock, $0.001 par value; 25,000,000
      shares authorized; 10,485,100 shares issued
      and outstanding                                        10,500         10,500
    Additional paid-in capital                            2,036,400      2,007,900
    Retained earnings (accumulated deficit)                (172,800)     2,423,800
                                                      -------------   ------------
Total Shareholders' Equity                                1,874,100      4,442,200
                                                      -------------   ------------
                                                        $16,557,200    $17,267,000
                                                      =============   ============

     See accompanying notes to condensed consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended            Nine Months Ended
                                                 September 30,                September 30,
                                          --------------------------    --------------------------
                                             2003           2002           2003            2002
                                          -----------    -----------    -----------    -----------
Sales                                   $ 19,367,100    $ 17,502,100    $ 54,768,600    $ 48,698,100
Cost of sales                             18,256,100      16,604,300      51,495,100      45,720,100
                                        ------------    ------------    ------------    ------------
Gross profit                               1,111,000         897,800       3,273,500       2,978,000
Selling, general and
  administrative expenses                  1,569,200       1,482,600       4,560,500       4,712,900
                                        ------------    ------------    ------------    ------------
Loss from continuing operations
  before other income (expense),
  income tax benefit,
  and minority interest                     (458,200)       (584,800)     (1,287,000)     (1,734,900)
                                        ------------    ------------    ------------    ------------
Other income (expense):
  Interest income                                500           3,600           1,900          11,100
  Interest expense                           (45,300)        (41,400)       (124,300)       (125,600)
  Litigation settlement                           --              --         (95,000)             --
  Change in fair value of
   warrants issued                            11,700          34,000         118,400          50,500
  Other expense, net                          (3,400)        (15,600)        (18,000)        (37,700)
                                        ------------    ------------    ------------    ------------
Total other expense                          (36,500)        (19,400)       (117,000)       (101,700)
                                        ------------    ------------    ------------    ------------
Loss from continuing operations
  before income tax benefit
  and minority interest                     (494,700)       (604,200)     (1,404,000)     (1,836,600)
Income tax benefit                                --        (199,300)             --        (608,600)
                                        ------------    ------------    ------------    ------------
Loss from continuing operations
  before minority interest                  (494,700)       (404,900)     (1,404,000)     (1,228,000)
Minority interest                                 --              --              --           2,200
                                        ------------    ------------    ------------    ------------
Loss from continuing operations             (494,700)       (404,900)     (1,404,000)     (1,225,800)
                                        ------------    ------------    ------------    ------------
Discontinued operations:
  Loss from discontinued
   operations of:
    Frontline Network Consulting,
      Inc., net of tax benefit               (18,600)       (199,600)       (297,900)       (628,100)
    Lea Publishing Inc., net of
      tax benefit                               (300)       (111,400)       (106,300)       (413,900)
  Loss from disposal of:
    Frontline Network Consulting,
      Inc., net of tax benefit                    --              --         (13,700)             --
    Lea Publishing Inc., net of
      tax benefit                                 --              --         (16,000)             --
                                        ------------    ------------    ------------    ------------
Loss from discontinued
  operations                                 (18,900)       (311,000)       (433,900)     (1,042,000)
                                        ------------    ------------    ------------    ------------
Accretion of discount and deemed
  dividend related to beneficial
  conversion of Series A
  Convertible Preferred Stock                 (6,300)         (6,100)        (18,600)       (268,100)
Accretion of redemption value of
  Series A Convertible Preferred
  Stock                                       (3,100)             --        (740,100)             --
                                        ------------    ------------    ------------    ------------
Net Loss applicable to
  common shareholders                   $   (523,000)   $   (722,000)   $ (2,596,600)   $ (2,535,900)
                                        ============    ============    ============    ============
Basic and diluted loss per share:
  Loss from continuing operations
    applicable to common shareholders   $      (0.05)   $      (0.04)   $      (0.21)   $      (0.14)
  Loss from discontinued
    operations applicable to
    common shareholders                           --           (0.03)          (0.04)          (0.10)
                                        ------------    ------------    ------------    ------------
  Net loss applicable to common
    shareholders                        $      (0.05)   $      (0.07)   $      (0.25)   $      (0.24)
                                        ============    ============    ============    ============
Shares used in basic and diluted
   per share calculation                  10,485,100      10,485,100      10,485,100      10,485,100
                                        ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       PACIFIC MAGTRON INTERNATIONAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                           2003              2002
                                                       ------------        ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net loss applicable to common shareholders            $(2,596,600)        $(2,535,900)
  Less: Loss from discontinued operations                  (433,900)         (1,042,000)
        Accretion of discount related to Series
         A Convertible Preferred Stock                      (18,600)           (268,100)
        Accretion of redemption value of Series
         A Convertible Preferred Stock                     (740,100)                 --
                                                       ------------        ------------
  Net loss used in continuing operations                 (1,404,000)         (1,225,800)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Deferred income taxes                                      --             420,500
      Depreciation and amortization                         238,000             177,000
      Provision for doubtful accounts                        49,600                  --
      Gain on disposal of fixed assets                           --              (8,100)
      Change in fair value of warrants                     (118,400)            (50,500)
      Minority interest in losses                                --              (2,200)
      Changes in operating assets and
        liabilities:
         Accounts receivable                               (982,000)            144,500
         Inventories                                        264,600            (953,100)
         Prepaid expenses and other
           current assets                                   (85,000)             76,800
         Income taxes receivable                          1,472,800                  --
         Accounts payable                                 1,203,200           2,513,300
         Accrued expenses                                     8,100             (34,400)
                                                       ------------        ------------
NET CASH PROVIDED BY CONTINUING OPERATIONS                  646,900           1,058,800
NET CASH USED IN DISCONTINUED OPERATIONS                   (145,700)         (1,291,600)
                                                       ------------        ------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                501,200            (233,600)
                                                       ------------        ------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
   Acquisition of property and equipment                         --             (63,100)
   Increase in deposits and other assets                         --               9,000
   Proceeds from sale of property and equipment               3,500              36,400
   Net investing activities of discontinued
     operations                                              44,100             (66,600)
                                                       ------------        ------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                                 47,600            (102,300)
                                                       ------------        ------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
   Net decrease in floor plan inventory loans               403,700            (431,300)
   Principal payments on notes payable                      (45,200)            (41,600)
   Net proceeds from issuance of redeemable
     convertible preferred stock and warrants                    --             477,500
   Increase in restricted cash                             (250,000)                 --
   Net financing activities of discontinued
    operations                                                   --            (111,300)
                                                       ------------        ------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                108,500            (106,700)
                                                       ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                               657,300            (422,600)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                     1,901,100           3,110,000
                                                       ------------        ------------
  End of period                                         $ 2,558,400         $ 2,667,400
                                                       ============        ============

     See accompanying notes to condensed consolidated financial statements.

                      PACIFIC MAGTRON INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The consolidated financial statements of Pacific Magtron International Corp. (the "Company" or "PMIC") include its subsidiaries, Pacific Magtron, Inc. (PMI), Pacific Magtron (GA) Inc. (PMIGA) and LiveWarehouse, Inc. (LW).

PMI and PMIGA's principal activity consists of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. LW sells consumer computer products through the internet.

During the second quarter 2003, the Company sold substantially all the intangible assets of its majority owned subsidiary Frontline Network Consulting, Inc. (FNC) to a third party. The Company also sold all the intangible assets and certain tangible assets of its wholly owned subsidiary Lea Publishing, Inc.
(Lea) to certain of Lea's employees. PMI Capital Corporation (PMICC), a wholly owned subsidiary, formed for the purpose of acquiring companies or assets deemed suitable for PMIC's organization, was dissolved in the third quarter of 2003.

The Company incurred a net loss applicable to common shareholders of $2,596,600 and $3,110,100 for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively. During 2003, the Company also triggered a redemption provision in its Series A mandatorily redeemable convertible preferred stock agreement and as a result, has classified such stock as a current liability. In addition, the Company's common stock was delisted from the NASDAQ Small Cap market effective April 30, 2003 because the Company was out of compliance with the NASDAQ's minimum market value and minimum common stock bid price requirements. Based on anticipated future results, it is also probable that the Company will be out of compliance with certain of its real estate loan financial covenants as of December 31, 2003. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to achieve profitability and generate sufficient cash flows to meet its obligations as they come due. Management believes that the continued downsizing and disposal of its subsidiaries, FNC, Lea and PMICC, and continued cost-cutting measures to reduce overhead at all of its remaining subsidiaries will enable it to achieve profitability. Management is also pursuing additional capital and debt financing, and if out of compliance with its real estate loan financial covenants at year-end, will seek a waiver for such non compliance. However, there is no assurance that these efforts will be successful.

FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The financial information included herein is unaudited. The interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in the Company's Form 10-K for the year ended December 31, 2002. Interim operating results are not necessarily indicative of operating results expected for the entire year.

The accompanying consolidated financial statements include the accounts of PMIC and its wholly-owned subsidiaries, PMI, PMIGA and LW. All inter-company accounts and transactions have been eliminated in consolidation. During the second quarter 2003, the Company sold substantially all the intangible assets of FNC and all of the intangible assets and certain tangible assets of Lea. During the third quarter 2003, PMICC was dissolved. The activities of FNC, Lea and PMICC have been reclassified for reporting purposes as discontinued operations for all periods presented in the accompanying statements of operations and cash flows.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK- BASED COMPENSATION, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model. There were no options granted for the three or nine months ended September 30, 2003 and for the three months ended September 30, 2002. For the nine months ended September 30, 2002, the Company granted options to purchase 30,000 shares of the Company's common stock to certain members of the Board of Directors at exercise prices of $0.76 to $1.05 per share. During the nine months ended September 30, 2003 and 2002, no outstanding options were exercised and options to purchase 54,000 and 271,560 shares, respectively, to the Company's common stock were cancelled due to employee terminations or expiration of options. During the three months ended September 30, 2003 and 2002, no outstanding options were exercised and options to purchase 48,000 and 205,005 shares, respectively, to the Company's common stock were cancelled due to employee terminations or expiration of options. Had the Company adopted the provisions of FASB Statement No. 123, the Company's net loss would have increased as follows:

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                              ----------------------------      ----------------------------
                                                   2003            2002            2003             2002
                                              -----------      -----------      -----------      -----------
Net loss applicable to common shareholders:
  As reported                                 $  (523,000)     $  (722,000)     $(2,596,600)     $(2,535,900)
    Add: total stock based
      employee compensation
      expense determined
      using the fair value
      method for all
      awards, net of tax                             (800)          (2,300)          (9,600)         (48,700)
                                              -----------      -----------      -----------      -----------
  Pro forma                                   $  (523,800)     $  (724,300)     $(2,606,200)     $(2,584,600)
                                              -----------      -----------      -----------      -----------
Basic and diluted loss per share:
  As reported                                 $     (0.05)     $     (0.07)     $     (0.25)     $     (0.24)
  Pro forma                                   $     (0.05)     $     (0.07)     $     (0.25)     $     (0.24)

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities, using the treasury stock method, that could share in the earnings of an entity. During the three and nine months ended September 30, 2003 and 2002, options and warrants to purchase shares of the Company's common stock and shares of common stock that could have been issued upon conversion of Series A Preferred Stock were excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive.

The following is the computation of the Company's basic and diluted loss per share:

                                            Three Months Ended                  Nine Months Ended
                                              September 30,                        September 30,
                                       ------------------------------      ------------------------------
                                            2003             2002              2003              2002
                                       ------------      ------------      ------------      ------------
Loss from continuing operations        $   (494,700)     $   (404,900)     $ (1,404,000)     $ (1,225,800)
Accretion of discount and deemed
  dividend related to beneficial
  conversion of Series A
  Convertible Preferred Stock                (6,300)           (6,100)          (18,600)         (268,100)
Accretion of redemption value of
  Series A Convertible Preferred
  Stock                                      (3,100)               --          (740,100)               --
                                       ------------      ------------      ------------      ------------
Loss from continuing operations
  applicable to common
  shareholders                             (504,100)         (411,000)       (2,162,700)       (1,493,900)
Loss from discontinued
  operations                                (18,900)         (311,000)         (433,900)       (1,042,000)
                                       ------------      ------------      ------------      ------------
Net Loss applicable to
  common shareholders                  $   (523,000)     $   (722,000)     $ (2,596,600)     $ (2,535,900)
                                       ============      ============      ============      ============
Basic and diluted loss per share -
  Loss from continuing operations
    applicable to common
    shareholders                       $      (0.05)     $      (0.04)     $      (0.21)     $      (0.14)
  Loss from discontinued
    operations                                   --             (0.03)            (0.04)            (0.10)
                                       ------------      ------------      ------------      ------------
Net loss applicable to common
  shareholders                         $      (0.05)     $      (0.07)     $      (0.25)     $      (0.24)
                                       ============      ============      ============      ============
Shares used in basic and diluted
  per share calculation                  10,485,100        10,485,100        10,485,100        10,485,100
                                       ============      ============      ============      ============

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, enterprises generally have been included in the consolidated financial statements of another enterprise because one enterprise controls the others through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have an impact on the Company's consolidated financial statements.

In November  2002,  the  Emerging  Issues Task Force  (EITF)  issued No.  00-21,
"Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to separate units of accounting. EITF Issue No. 00-21 was effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company's adoption of EITF Issue No. 00-21 did not impact its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement of financial statements for earlier years presented is not permitted. The Company adopted SFAS No. 150 beginning the third quarter 2003. The Company's adoption of SFAS No. 150 did not impact its consolidated financial statements.

3. DISCONTINUED OPERATIONS

On June 2, 2003, the Company entered into an agreement to sell substantially all of FNC's intangible assets to an unrelated party for $15,000. The Company recorded a loss of $13,700 on the sale of the FNC assets.

On June 30, 2003, the Company sold substantially all of Lea's intangible assets and certain equipment to certain of the Lea's employees. The Company also entered into a Proprietary Software License and Support Agreement with the purchaser requiring the purchaser to provide certain electronic commerce support services to LW for a term of two years beginning July 1, 2003. The Company received $5,000 on the transaction closing date and the electronic commerce support services contract valued at $48,000 which is based on the number of service hours to be provided. The Company recorded a loss of $16,000 on the sale of the Lea assets.

On June 6, 2003 the Board of Directors authorized the dissolution of PMICC. PMICC, which was dissolved in the third quarter 2003, had no activities since 2002 and had no assets or liabilities.

The operating results, including the loss from disposal of assets, of FNC and Lea for the three months ended September 30, 2003 and 2002 were as follows:

                                   FNC                      Lea
                           Three Months Ended        Three Months Ended
                              September 30,             September 30,
                         ----------------------    ----------------------
                            2003         2002         2003         2002
                         ---------    ---------    ---------    ---------
Net sales                $      --    $ 650,100    $      --    $  79,000
Loss before income tax
  benefit                  (18,600)    (291,200)        (300)    (161,900)
Income tax benefit              --      (91,600)          --      (50,500)
                         ---------    ---------    ---------    ---------
Net loss                 $ (18,600)   $(199,600)   $    (300)   $(111,400)
                         ---------    ---------    ---------    ---------

The operating results, including the loss from disposal of assets, of FNC and Lea for the nine months ended September 30, 2003 and 2002 were as follows:

                                  FNC                         Lea
                             Nine Months Ended          Nine Months Ended
                                September 30,             September 30,
                        -------------------------   -------------------------
                               2003          2002          2003          2002
                        -----------   -----------   -----------   -----------
Net sales               $ 1,313,500   $ 2,131,200   $   179,700   $   412,000
Loss before income tax
  benefit                  (311,600)     (928,500)     (122,300)     (611,900)
Income tax benefit               --      (300,400)           --      (198,000)
                        -----------   -----------   -----------   -----------
Net loss                $  (311,600)  $  (628,100)  $  (122,300)  $  (413,900)
                        -----------   -----------   -----------   -----------

4. STATEMENTS OF CASH FLOWS

Cash was paid during the nine months ended September 30, 2003 and 2002 for:

NINE MONTHS ENDING SEPTEMBER 30,             2003         2002
                                           --------     --------
Income taxes                               $  6,000     $  7,400
                                           ========     ========
Interest                                   $133,200     $138,900
                                           ========     ========

The following are the non-cash financing activities for the nine months ended September 30, 2003 and 2002:

NINE MONTHS ENDING SEPTEMBER 30,               2003         2002
                                            --------     --------
Accretion of preferred stock dividend       $ 18,600     $  8,100
                                            ========     ========
Deemed dividend related to beneficial
  conversion of 4% Series A Convertible
  Preferred Stock                           $     --     $260,000
                                            ========     ========
Accretion of redemption value of
  Series A Convertible Preferred Stock      $740,100     $     --
                                            ========     ========

On June 30, 2003 the Company entered into an agreement to sell certain assets of Lea. In addition to $5,000 cash consideration, the Company also received an electronic commerce support service contract as consideration from the purchaser for two years valued at $48,000.

5. RELATED PARTY TRANSACTIONS

During the first quarter of 2002, the Company made short-term salary advances to a shareholder/officer totaling $30,000, without interest. These advances were recorded as a salary paid to the shareholder/officer during the second quarter ended June 30, 2002.

The Company sells computer products to a company owned by a member of the Board of Directors and Audit Committee of the Company. Management believes that the terms of these sales transactions are no more favorable than those given to unrelated customers. For the three and nine months ended September 30, 2003, and 2002, the Company recognized the following sales revenues from this customer:

                                  THREE MONTHS      NINE MONTHS
                                     ENDING            ENDING
                                  SEPTEMBER 30,     SEPTEMBER 30,
                                  -------------     -------------
                 Year 2003          $    500          $101,100
                                    ========          ========
                 Year 2002          $123,000          $494,400
                                    ========          ========

Included in accounts receivable as of September 30, 2003 and 2002 is $0 and $96,300, respectively, due from this related party.

6. INCOME TAXES

In March 2002, the Job Creation and Worker Assistance Act of 2002 ("the Act") was enacted. The Act extended the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred for any taxable year ending in 2001 and 2002. As a result, for the year ended December 31, 2001 the Company did not record a valuation allowance on the portion of its deferred tax assets relating to unutilized federal net operating loss of $1,906,800. On June 12, 2002, the Company received a federal income tax refund of $1,034,700 attributable to 2001 net operating losses carried back. The income tax benefits of $1,107,000 recorded for the nine months ended September 30, 2002 primarily reflects the federal income tax refund attributable to the net operating loss incurred for the nine months ended September 30, 2002. The Company does not expect to receive a tax benefit for losses incurred in 2003 which are not covered by the Act. As a result, no tax benefits were recorded for the nine months ended September 30, 2003 as management does not believe it is more likely than not that the benefit from such assets will be realized. On March 20, 2003, the Company received a federal income tax refund of $1,427,400 attributable to its 2002 net operating loss carryback.

7. FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

On July 13, 2001, PMI and PMIGA (the Companies) obtained a $4 million (subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (Transamerica). This credit facility had a term of two years and was subject to automatic renewal from year to year thereafter. The credit facility could be terminated by Transamerica, under certain conditions, and the termination was subject to a fee of 1% of the credit limit. The facility included up to a $3 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories) that included a sub-limit of $600,000 for working capital and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowings under the inventory line were subject to 30 to 45 days repayment, at which time interest accrued at the prime rate. Draws on the working capital line also accrued interest at the prime rate. The credit facility was guaranteed by both PMIC and FNC.

Under the accounts receivable and inventory financing facility from Transamerica, the Companies were required to maintain certain financial covenants and to achieve certain levels of profitability. As of June 30, 2002, the Companies did not meet the revised minimum tangible net worth and profitability covenants.

On October 23, 2002, Transamerica issued a waiver of the default occurring on June 30, 2002 and revised the terms and covenants under the credit agreement. Under the revised terms, the credit facility included FNC as an additional borrower and PMIC continued as a guarantor. Effective October 2002, the new credit limit was $3 million in aggregate for inventory loans and the letter of credit facility. The letter of credit facility was limited to $1 million. The credit limits for PMI and FNC were $1,750,000 and $250,000, respectively. At
December 31, 2002 and September 30, 2002, the Companies did not meet the covenants as revised on October 23, 2002 relating to profitability and tangible net worth. This constituted a technical default and gave Transamerica, among other things, the right to call the loan and immediately terminate the credit facility.

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

In May 2003, PMI obtained a $3,500,000 inventory financing facility, which includes a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan, from Textron Financial Corporation (Textron). The credit facility is guaranteed by PMIC, PMIGA, FNC, Lea, LW and two shareholders/officers of the Company. Borrowings under the inventory line are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (10% at September 30, 2003). The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the eligible accounts receivables and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. PMI and PMIC are required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, and required levels of profitability. As of September 30, 2003, the Company was out of compliance with the maximum leverage ratio covenant for which a waiver has been obtained. The Company is also required to maintain $250,000 in a restricted account as a pledge to Textron. This amount has been reflected as restricted cash in the accompanying consolidated financial statements. As of September 30, 2003, the outstanding balance of this loan was $1,305,300.

8. NOTES PAYABLE

In 1997, the Company obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (1.125% as of September 30, 2003) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration (SBA) loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569% per annum, and is secured by the underlying property.

Under the bank loan for the purchase of the Company's office and warehouse facility, the Company is required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, no consecutive quarterly losses, and net income on an annual basis. During 2002, the Company was in violation of two of these covenants which is an event of default under the loan agreement that gives the bank the right to call the loan. While a waiver of the loan covenant violations was obtained from the bank through December 31, 2003, the Company is required to maintain $250,000 in a restricted account as a reserve for debt servicing. This amount has been reflected as restricted cash in the accompanying consolidated financial statements. Based on anticipated future results, it is also probable that the Company will be out of compliance with certain financial covenants as of December 31, 2003. If this were to occur and a waiver for the violation cannot be obtained, the Company would be required to classify the bank loan as current, which could cause it to be out of compliance with financial covenants included in the Company's inventory flooring facility.

9. SEGMENT INFORMATION

The Company has three reportable segments:  PMI, PMIGA and LW.

PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various distributors and retailers throughout the United States. PMIGA imports and distributes similar products focusing on customers located in the east coast of the United States. LW sells similar products as PMI to end-users and retailers through a website.

FNC provided professional services to mid-market companies focused on consulting, implementation and support services of Internet technology solutions and computer technical training services to corporate clients. Lea was engaged the development and distribution of software and e-business products and services, as well as integration and hosting services. During the second quarter 2003, the Company sold substantially all the assets of FNC to a third party. The Company also sold substantially all the assets of Lea, to certain of the Lea's employees. The activities of FNC and Lea for all periods have been reclassified for reporting purposes as discontinued operations.

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

The following table presents information about reported continuing segment profit or loss for the three months and nine months ended September 30, 2003 and 2002:

                                Three Months Ended            Nine Months Ended
                                   September 30,                September 30,
                           ----------------------------    ----------------------------
                               2003            2002            2003            2002
                           ------------    ------------    ------------    ------------
Revenues from external
  customers:
PMI                        $ 14,991,000    $ 15,284,000    $ 44,058,100    $ 40,674,700
PMIGA                         1,849,300       1,895,800       5,501,800       7,563,400
LW                            2,526,800         322,300       5,208,700         460,000
                           ------------    ------------    ------------    ------------
TOTAL                      $ 19,367,100    $ 17,502,100    $ 54,768,600    $ 48,698,100
                           ============    ============    ============    ============

Segment loss
  before income
  taxes and minority
  interest:
    PMI                    $   (304,900)   $   (454,300)   $   (970,700)   $ (1,176,200)
    PMIGA                      (104,400)       (149,200)       (324,300)       (520,500)
    LW                          (89,100)        (26,700)       (203,400)       (182,400)
                           ------------    ------------    ------------    ------------

Loss before income taxes
  and minority interest
  for reportable segments      (498,400)       (630,200)     (1,498,400)     (1,879,100)
Change in fair value of
  warrants issued                11,700          34,000         118,400          50,500
Amortization of warrant
  issuance costs                 (8,000)         (8,000)        (24,000)         (8,000)
                           ------------    ------------    ------------    ------------
Consolidated loss from
  continuing operations
  before income taxes
  and minority interest    $   (494,700)   $   (604,200)   $ (1,404,000)   $ (1,836,600)
                           ============    ============    ============    ============

10. ACCOUNTS RECEIVABLE AGREEMENTS

On April 1, 2003, the Company purchased a credit insurance policy from American Credit Indemnity covering certain accounts receivable up to $2,000,000 of losses. The Company also entered into a financing agreement with ENX, Inc. for its accounts receivables for one year beginning April 7, 2003. Under the agreement, the Company factors its accounts receivable on pre-approved customers with pre-approved credit limits under certain conditions. The commission is 0.5% of the approved invoice amounts with a minimum annual commission of $50,000. For the nine months ended September 30, 2003, accounts receivable that were approved amounted to $2,975,000 and receivables amounted to $307,000 were factored.

During the quarter ended September 30, 2003, the Company submitted a claim to ENX, Inc. in connection with a $781,000 accounts receivable balance due from one of its customers. Approximately one third of the outstanding balance was covered by the insurance policy. The Company subsequently received an offer from the customer to settle the outstanding balance in its entirety in exchange for customer inventory. The inventory is consistent with products included in the Company's current product offerings. The Company accepted this offer and expects final settlement to occur in the fourth quarter on 2003. The Company does not anticipate any losses will occur as a result of this settlement and, accordingly, no loss has been accrued.

11. LITIGATION SETTLEMENT

In April 2003, the Company settled a lawsuit relating to a counterfeit products claim for $95,000 which was included in other expense in the first quarter of 2003.

12. CAPITAL STOCK

On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rules. On March 6, 2003 the Company requested a hearing before the Listing Qualifications Panel, at which it would seek continued listing. The hearing was held on April 24, 2003. The Company was also notified by Nasdaq that the Company did not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock. Subsequent to the hearing on April 24, 2003, Nasdaq notified the Company that its common stock would be delisted from the Nasdaq SmallCap Market and such delisting took place on April 30, 2003. The Company's common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company's common stock enables the holder of the Company's Series A Redeemable Convertible Preferred Shares to request the repurchase of such shares 60 days after the delisting date. The Company has increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value of $949,100 and has recorded an increase in loss applicable to common shareholders of $740,100 in the accompanying consolidated statement of operations. The Company has included its 4% Series A Redeemable Convertible Preferred Stock in current liabilities as of September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated financial statements, which are included elsewhere in this Quarterly Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include, but are not limited to, those identified in the Company's Form 10-K for the fiscal year ended December 31, 2002 and included herein under the heading "Cautionary Factors That May Affect Future Results", such as our ability to reverse our trend of negative earnings, the diminished marketability of inventory, the need for additional capital, the delisting of our common stock from the Nasdaq SmallCap Market, increased warranty costs, competition, dependence on certain suppliers and dependence on key personnel.

GENERAL

As used herein and unless otherwise indicated, the terms "Company," "we," and "our" refer to Pacific Magtron International Corp. and each of our subsidiaries. We provide solutions to customers in several segments of the computer industry. Our business is organized into three divisions: PMI, PMIGA and LW. Our subsidiaries, PMI and PMIGA, provide for the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEMs and systems integrators. PMIGA distributes PMI's products in the southeastern United States market. In December 2001, LW was incorporated as a wholly-owned subsidiary of PMIC, to provide consumers a convenient way to purchase computer products via the internet. During the second quarter 2003, the Company sold substantially all the assets of FNC to a third party. The Company also sold substantially all assets of Lea, to certain of the Lea's employees. The activities of FNC and Lea for all periods have been reclassified for reporting purposes as discontinued operations.

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

LONG-LIVED ASSETS

The Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, the Company adjusts the asset group to its estimated fair value. The fair value of an asset group is determined by the Company as the amount at which that asset group could be bought or sold in a current transaction between willing parties or the present value of the estimated future cash flows from the asset. The asset value recoverability test is performed by the Company on an on- going basis.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustment history, current economic conditions, level of credit insurance and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management's control. The Company has purchased a credit insurance policy covering certain accounts receivable up to $2,000,000 of losses.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data of the continuing operations as a percentage of sales:

                                Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                               -------------------     ------------------
                                  2003       2002        2003        2002
                               -------     -------     -------     ------
Sales                           100.0%      100.0%      100.0%      100.0%
Cost of sales                    94.3        94.9        94.0        93.9
                               -------     -------     -------     ------
Gross margin                      5.7         5.1         6.0         6.1
Operating expenses                8.1         8.5         8.4         9.7
                               -------     -------     -------     ------
                                 (2.4)       (3.4)       (2.4)       (3.6)
Other expense, net               (0.2)       (0.1)       (0.2)       (0.2)
Income tax benefit                 --        (1.1)         --        (1.2)
Minority interest                 0.0         0.0         0.0         0.0
                               -------     -------     -------     ------
Loss from continuing
 operations                     (2.6)%       (2.4)%      (2.6)%      (2.6)%
                               =======     =======     =======     =======

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Sales for the three months ended September 30, 2003 were $19,367,100, an increase of $1,865,000, or approximately 10.7%, compared to $17,502,100 for the three months ended September 30, 2002. The combined sales of PMI and PMIGA were $16,840,300 for the three months ended September 30, 2003, a decrease of $339,500 or approximately 2.0%, compared to $17,179,800 for the three months ended September 30, 2002. Sales for PMI decreased by $293,000 or 1.9% from $15,284,000 for the three months ended September 30, 2002 to $14,991,000 for the three months ended September 30, 2003. PMIGA's sales decreased by $46,500 or 2.5% from $1,895,800 for the three months ended September 30, 2002 to $1,849,300 for the three months ended September 30, 2003. Both PMI and PMIGA experienced a flat market for the computer component products for the third quarter in 2003 compared to the same quarter in 2002.

Sales generated by LW were $322,300 for the three months ended September 30, 2002, compared to $2,526,800 for the three months ended September 30, 2003, an increase of $2,204,500. LW was an operating entity during the three months ended September 30, 2003, whereas it was in a development stage during the three months ended September 30, 2002. For the three months ended September 30, 2003, approximately 43% of LW sales were sales to retailers and 57% were sales to end-users. LW sales to retailers were insignificant for the three months ended September 30, 2002.

Consolidated gross profit for the three months ended September 30, 2003 was $1,111,000, or 5.7% of sales, compared to $897,800, or 5.1% of sales for the three months ended September 30, 2002. The combined gross profit for PMI and PMIGA was $928,700, or 5.5% of sales for the three months ended September 30, 2003, compared to $832,800 or 4.8% of sales for the three months ended September 30, 2002.

PMI's  gross  profit was  $801,900 or 5.4% of sales for the three  months  ended
September 30, 2003, compared to $726,500 or 4.8% for the three months ended September 30, 2002. The slight increase in gross profit for PMI was due to an increase in sales of higher profit products sold in the three months ended September 30, 2003 compared to the same period in 2002. We are experiencing continuing intense price competition in the market for products sold by PMI. We anticipate the intense price competition will continue but stabilize at this level in the computer component products market in the next 12 months.

PMIGA's gross profit was $126,800 or 6.9% of sales for the three months ended September 30, 2003, compared to $106,300 or 5.6% of sales for the three months ended September 30, 2002. Even though PMIGA's sales decreased by 2.5% for the three months ended September 30, 2003 compared to the same period in 2002, the gross margin increased by $20,500. The increase in gross profit both in amount and as a percent of sales for the three months ended September 30, 2003 compared to the same period in 2002 was due to management's focus on higher profit products and an improvement in product management.

Gross profit for LW was $182,300 or 7.2% of sales for the three months ended September 30, 2003, compared to $65,000, or 20.2% of sales for the three months ended September 30, 2002. For the three months ended September 30, 2003, gross margin for sales to retailers was 7.3%. Sales to retailers were insignificant for the three months ended September 30, 2002. Gross profit for the sales to end-users for the three months ended September 30, 2003 was 11.3% compared to 20.2% for the three months ended September 30, 2002. The decrease in gross margin for the sales to end-users was due to the increase in pricing competition for internet sales.

Consolidated operating expenses, which consists of selling, general and administrative expenses, were $1,569,200 for the three months ended September 30, 2003, an increase of $86,600, or 5.8%, compared to $1,482,600 for the three months ended September 30, 2002. The Company experienced a higher level of bad debts for the third quarter 2003. The consolidated bad debt expenses increased by $31,700 for the three months ended September 30, 2003 compared to the same period in 2002. Employee count was 76 at September 30, 2003 compared to 82 at September 30, 2002. The decrease in employee count was due to the Company's continuing effort in cutting staff and was partially offset by additional employees hired by LW during 2003. LW was in a development stage during the three months ended September 30, 2002. Consolidated payroll expenses increased by $17,000 for the three months ended September 30, 2003, compared to the same period in 2002. The increase in payroll expenses was primarily due to the increase in workers' compensation and health insurance costs. Consolidated expenses related to E-commerce and bank charges incurred by LW increased by $59,600 for the three months ended September 30, 2003 compared to the same period last year when LW was in a development stage. Due to intense competition in the market, more products were priced with free shipping during the three months ended September 30, 2003. As a result, shipping and delivery expenses increased by $97,800 for the three months ended September 30, 2003 compared to the same period last year. Offsetting such increased expenses was a reduction in consolidated promotional expenses for our Company's stock, products and services by $43,800, a decrease in professional service expenses of $77,500 and a decrease in communication expenses of $16,800, for the three months ended September 30, 2003, compared to the same period in 2002. We expect certain expenses, such as promotional expenses, will continue to be reduced in 2003 compared to 2002.

PMI's operating expenses were $1,071,900 for the three months ended September 30, 2003, compared to $1,133,200 for the three months ended September 30, 2002. The decrease of $61,300 or 5.4% was mainly due a decrease in professional service expenses of $76,000 and promotional expenses for our Company's stock, products and services of $42,700. These decreases were partially offset by an increase in bad debt expenses of $25,300 and shipping and delivery expenses of $32,000.

PMIGA's operating expenses were $230,000 for the three months ended September 30, 2003, a decrease of $27,500, or 10.7%, compared to $257,500 for the three months ended September 30, 2002. The decrease was primarily due to a decrease in payroll expenses, professional service expenses, and promotional expenses of $8,800, $6,700 and $5,100, respectively.

LW's operating expenses were $267,300 for the three months ended September 30, 2003, an increase of $175,400, or 190.9%, compared to $91,900 for the three months ended September 30, 2002. LW was in a development stage during the three months ended September 30, 2002. The increase was mainly due to the increase in payroll expenses, E-Commerce expenses, bank charges, bad debt expenses, and shipping and delivery expenses of approximately $12,100, $35,600, $20,500, $6,600 and $68,600, respectively.

Consolidated loss from operations for the three months ended September 30, 2003 was $458,200, compared to $584,800 for the three months ended September 30, 2002, decrease of $126,600 or 21.6%. As a percent of sales, consolidated loss from operations was 2.4% for the three months ended September 30, 2003, compared to 3.3% for the three months ended September 30, 2002. The decrease in consolidated loss from operations was primarily due to a 23.7% increase in gross margin, which was partially offset by 5.8% increase in consolidated operating expenses. Loss from operations for the three months ended September 30, 2003 includes PMIC corporate expenses of $289,900, $46,200 and $62,200 allocated to PMI, PMIGA and LW, respectively. Loss from operations for the three months ended September 30, 2002 includes PMIC corporate expenses of $505,800, $54,200 and $39,700 allocated to PMI, PMIGA and LW, respectively.

Consolidated interest expense was $45,300 for the three months ended September 30, 2003, compared to $41,400 for the three months ended September 30, 2002. The increase in interest expense was largely due to a portion of the interest expense related to the facility was allocation to FNC as shared occupancy expenses for the three months ended September 30, 2002 but not for the same period in 2003. The increase was partially offset by a rate decrease on the floating interest rate charged on one of our mortgages for our office building facility located in Milpitas, California.

Other income and expenses for the three months ended September 30, 2003 included an income of $11,700 compared to $34,000 for the same period in 2002, that were related to the change in fair value of the warrants issued to a preferred stock investor and a broker on May 31, 2002.

In March 2002, the Job Creation and Worker Assistance Act of 2002 ("the Act") was enacted. The Act extended the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred for any taxable year ending in 2001 and 2002. As a result, for the year ended December 31, 2001 the Company did not record a valuation allowance on the portion of its deferred tax assets relating to unutilized federal net operating loss of $1,906,800. On June 12, 2002, the Company received a federal income tax refund of $1,034,700 attributable to 2001 net operating losses carried back. The income tax benefits of $199,300 recorded for the three months ended September 30, 2002 primarily reflects the federal income tax refund attributable to the net operating loss incurred for the three months ended September 30, 2002. The Company does not expect to receive a tax benefit for losses incurred in 2003 which are not covered by the Act. As a result, no tax benefits were recorded for the three months ended September 30, 2003 as management does not believe it is more likely than not that the benefit from such assets will be realized. On March 20, 2003, the Company received a federal income tax refund of $1,427,400 attributable to its 2002 net operating loss carryback.

On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rule. On March 6, 2003 the Company requested a hearing before a Listing Qualifications Panel, at which it would seek continued listing. The hearing was held on April 24, 2003. The Company was also notified by Nasdaq that the Company did not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock. Subsequent to the hearing on April 24, 2003, Nasdaq notified the Company that its common stock would be delisted from the Nasdaq SmallCap Market effective and such delisting took place on April 30, 2003. The Company's common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company's common stock enables the holder of the Company's Series A Redeemable Convertible Preferred Shares to request the repurchase of such shares 60 days after the delisting date. As of September 30, 2003, the redemption value of the Series A Preferred Stock was $949,100. The Company has increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value and has recorded an increase in loss applicable to common shareholders of $3,100 and $740,100 for the three months and nine months ended September 30, 2003, respectively, in the accompanying consolidated statement of operations.

On June 2, 2003, the Company entered into an agreement to sell substantially all of FNC's assets to a third party for $15,000. The Company recorded a loss of $13,700 on the sale of these assets.

On June 30, 2003, the Company entered into an agreement to sell substantially all of Lea's assets to certain of the Lea's employees. The Company also obtained a Proprietary Software License and Support Agreement from the purchasers to provide certain electronic commerce support services to LW for a term of two years. The Company received $5,000 on the closing date. The electronic commerce support services was valued at $48,000. The Company recorded a loss of $16,000 on the sale of Lea assets.

The operating results, including the loss from disposal of assets, of FNC and Lea for the three months ended September 30, 2003 and 2002 were as follows:

                                 FNC                    Lea
                         Three Months Ended      Three Months Ended
                            September 30,           September 30,
                        ---------------------   ---------------------
                             2003        2002        2003        2002
                        ---------   ---------   ---------   ---------
Net sales               $      --   $ 650,100   $      --   $  79,000
Loss before income tax
  benefit                 (18,600)   (291,200)       (300)   (161,900)
Income tax benefit             --     (91,600)         --     (50,500)
                        ---------   ---------   ---------   ---------
Net loss                $ (18,600)  $(199,600)  $    (300)  $(111,400)
                        ---------   ---------   ---------   ---------

The income tax benefits recorded for the three months ended September 30, 2002 primarily reflects the federal income tax refund attributable to the net operating loss incurred for the three months ended September 30, 2002. The Company does not expect to receive a tax benefit for losses incurred in 2003

On May 31, 2002 the Company issued 600 shares of its 4% Series A Redeemable Convertible Preferred Stock and a warrant for 300,000 shares of common stock to an investor. The value of the beneficial conversion option of these 600 shares of 4% Series A Redeemable Convertible Preferred Stock was $260,000. The accretion of the 4% Series A Preferred Stock was $6,300 and $6,100 for the quarter ended September 30, 2003 and 2002, respectively. The value of the beneficial conversion option and the accretion of the preferred stock are included in the loss applicable to the common shareholders in the calculation of the loss per common share. In connection with the sales of preferred stock, we recorded the $99,300 fair value of a warrant issued to the broker who facilitated the transaction and $298,000 fair value of the warrants issued to the preferred stock investor as a current liability. The fair values of the warrants are revalued at the end of each quarter and the change in fair value of the warrants is recorded as income or expense for the period of the change.


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Sales for the nine months ended September 30, 2003 were $54,768,600, an increase of $6,070,500, or approximately 12.5%, compared to $48,698,100 for the nine months ended September 30, 2002. The combined sales of PMI and PMIGA were $49,559,900 for the nine months ended September 30, 2003, an increase of $1,321,800 or approximately 2.7%, compared to $48,238,100 for the three months ended September 30, 2002. Sales for PMI increased by $3,383,400 or 8.3% from $40,674,700 for the nine months ended September 30, 2002 to $44,058,100 for the nine months ended September 30, 2003. PMIGA's sales decreased by $2,061,600 or 27.3% from $7,563,400 for the nine months ended September 30, 2002 to $5,501,800 for the nine months ended September 30, 2003. The increase in PMI sales was due to improved computer component market conditions compared to the same period last year. The decrease in PMIGA's sales was due to the intense competition and a decrease in market share on the U.S. east coast.

Sales generated by LW were $460,000 for the nine months ended September 30, 2002, compared to $5,208,700 for the nine months ended September 30, 2003, an increase of $4,748,700. LW was an operating entity during the nine months ended September 30, 2003, whereas it was in a development stage during the nine months ended September 30, 2002. For the nine months ended September 30, 2003, approximately 39% of LW sales were sales to retailers and 61% were sales to end-users. LW sales to retailers were insignificant for the nine months ended September 30, 2002.

Consolidated gross profit for the nine months ended September 30, 2003 was $3,273,500, or 6.0% of sales, compared to $2,978,000, or 6.1% of sales for the nine months ended September 30, 2002. The combined gross profit for PMI and PMIGA was $2,832,500 or 5.7% of sales for the nine months ended September 30, 2003, compared to $2,885,700 or 6.0% of sales for the nine months ended September 30, 2002.

PMI's gross profit was $2,447,200 or 5.6% of sales for the nine months ended September 30, 2003, compared to $2,515,200 or 6.2% for the nine months ended September 30, 2002. With the sales increased by 8.3% for the nine months ended September 30, 2003 compared to the same period in 2002, the gross profit decreased by $68,000 for the nine months ended September 30, 2003 compared to 2002. The decrease in gross margin was due to the continuing intense price competition in the market for products sold by PMI. We anticipate the intense price competition will continue but stabilize at this level in the computer component products market in the next 12 months.

PMIGA's gross profit was $385,300 or 7.0% of sales for the nine months ended September 30, 2003, compared to $370,500 or 4.9% of sales for the nine months ended September 30, 2002. Even though PMIGA's sales decreased by 27.3% for the nine months ended September 30, 2003 compared to the same period in 2002, the gross margin increased by $14,800. The increase in gross profit as a percent of sales for the nine months ended September 30, 2003 compared to the same period in 2002 was due to management's focus on higher profit products and an improvement in product management.

Gross profit for LW was $441,000 or 8.5% of sales for the nine months ended September 30, 2003, compared to $92,300, or 20.1% of sales for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, gross margin for sales to retailers was 8.5%. Sales to retailers were insignificant for the nine months ended September 30, 2002. Gross profit for the sales to end-users for the nine months ended September 30, 2003 was 11.3% compared to 20.1% for the nine months ended September 30, 2002. The decrease in gross margin for the sales to end-users was due to the increase in pricing competition for internet sales.

Consolidated operating expenses, which consists of selling, general and administrative expenses, were $4,560,500 for the nine months ended September 30, 2003, a decrease of $152,400, or 3.2%, compared to $4,712,900 for the nine months ended September 30, 2002. The Company continued its effort in cutting expenses. Consolidated promotional expenses for our Company's stock, products and services was reduced by $205,500 and communication expense decreased by $58,800, and bad debt expenses decreased by $129,300, for the nine months ended September 30, 2003, compared to the same period in 2002. We expect certain expenses, such as promotional expenses, will continue to be reduced in 2003 compared to 2002. These decreases were partially offset by an increase in payroll expenses of $5,600 for the nine months ended September 30, 2003, compared to the same period in 2002. Employee count was 76 at September 30, 2003 compared to 82 at September 30, 2002. The decrease in employee count was due to the Company's continuing effort in cutting staff and was partially offset by additional employees hired by LW during 2003. LW was in a development stage during the nine months ended September 30, 2002. The increase in payroll expenses was primarily due to the increase in workers' compensation and health insurance costs and was partially offset by the decrease in employee count. Consolidated expenses related to E-commerce and bank charges incurred by LW increased by $126,300 for the nine months ended September 30, 2003 compared to the same period last year when LW was in a development stage. Due to intense competition in the market, more products were priced with free shipping during the nine months ended September 30, 2003. As a result, shipping and delivery expenses increased by $106,700 for the nine months ended September 30, 2003 compared to the same period last year.

PMI's operating expenses were $3,223,900 for the nine months ended September 30, 2003, compared to $3,560,700 for the nine months ended September 30, 2002. The decrease of $336,800 or 9.5% was mainly due the decrease in communication expenses of $55,400, payroll expenses of $65,200, and promotional expenses for our Company's stock, products and services of $174,300, and bad debt expense of $133,300. These decreases were partially offset by an increase in workers' compensation and health insurance expenses of $30,900, and shipping and delivery expenses of $48,900.

PMIGA's operating expenses were $705,800 for the nine months ended September 30, 2003, a decrease of $172,400, or 19.6%, compared to $878,200 for the nine months ended September 30, 2002. The decrease was primarily due to a decrease in expenses for accounts receivable collection, payroll expenses, promotional expenses, professional service expenses, and bad debt expenses of approximately $20,200, $31,800, $40,300, $19,200 and $30,500, respectively.

LW's operating expenses were $630,700 for the nine months ended September 30, 2003, an increase of $356,700, or 130.2%, compared to $274,000 for the nine months ended September 30, 2002. LW was in a development stage during the six months ended September 30, 2002. The increase was mainly due to the increase in payroll expenses, E-Commerce expenses, bank charges, bad debt expenses, and shipping and delivery expenses of approximately $71,800, $73,000, $46,300, $34,500 and $58,900, respectively.

Consolidated loss from continuing operations for the nine months ended September 30, 2003 was $1,287,000, compared to $1,734,900 for the nine months ended September 30, 2002, a decrease of $447,900 or 25.8%. As a percent of sales, consolidated loss from operations was 2.3% for the nine months ended September 30, 2003, compared to 3.6% for the nine months ended September 30, 2002. The decrease in consolidated loss from operations was primarily due to a 9.9% increase in gross margin and a 3.2% decrease in consolidated operating expenses. Loss from operations for the nine months ended September 30, 2003 includes PMIC corporate expenses of $1,049,500, $150,100 and $206,400 allocated to PMI, PMIGA and LW, respectively. Loss from operations for the nine months ended September 30, 2002 includes PMIC corporate expenses of $1,591,500, $252,600 and $250,000 allocated to PMI, PMIGA and LW, respectively.

Consolidated interest expense was $124,300 for the nine months ended September 30, 2003, compared to $125,600 for the nine months ended September 30, 2002. The decrease in interest expense was largely due to a rate decrease on the floating interest rate charged on one of our mortgages for our office building facility located in Milpitas, California.

Other income and expenses for the nine months ended September 30, 2003 included income of $118,400 compared to $50,500 for the same period in 2002, related to the change in fair value of the warrants issued to a preferred stock investor and a broker on May 31, 2002. Other expense for the nine months ended September 30, 2003 included $95,000 for the settlement of a lawsuit relating to a counterfeit products claim.

In March 2002, the Job Creation and Worker Assistance Act of 2002 ("the Act") was enacted. The Act extended the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred for any taxable year ending in 2001 and 2002. As a result, for the year ended December 31, 2001 the Company did not record a valuation allowance on the portion of the deferred tax assets relating to unutilized federal net operating loss of $1,906,800. On June 12, 2002, the Company received a federal income tax refund of $1,034,700 attributable to 2001 net operating losses carried back. The income tax benefits of $608,600 recorded for the nine months ended September 30, 2002 primarily reflects the federal income tax refund attributable to the net operating loss incurred for the nine months ended September 30, 2002. The Company does not expect to receive a tax benefit for losses incurred in 2003 which are not covered by the Act. As a result, no tax benefits were recorded for the nine months ended September 30, 2003 as management does not believe it is more likely than not that the benefit from such assets will be realized. On March 20, 2003, the Company received a federal income tax refund of $1,427,400 attributable to the 2002 net operating loss carryback.

On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rule. On March 6, 2003 the Company requested a hearing before a Listing Qualifications Panel, at which it would seek continued listing. The hearing was held on April 24, 2003. The Company was also notified by Nasdaq that the Company did not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock. Subsequent to the hearing on April 24, 2003, Nasdaq notified the Company that its common stock would be delisted from the Nasdaq SmallCap Market effective and such delisting took place on April 30, 2003. The Company's common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company's common stock enables the holder of the Company's Series A Redeemable Convertible Preferred Shares to request the repurchase of such shares 60 days after the delisting date. As of September 30, 2003, the redemption value of the Series A Preferred Stock was $949,100. The Company has increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value and has recorded an increase in loss applicable to common shareholders of $740,100 for the nine months ended September 30, 2003 in the accompanying consolidated statement of operations.

On June 2, 2003, the Company entered into an agreement to sell substantially all of FNC's assets for $15,000 to a third party. The Company recorded a loss of $13,700 on the sale of these assets.

On June 30, 2003, the Company entered into an agreement to sell substantially all of Lea's assets to certain of the Lea's employees. The Company also obtained a Proprietary Software License and Support Agreement from the purchasers to provide certain electronic commerce support services to LW for a term of two years. The Company received $5,000 on the closing date. The electronic commerce support services was valued at $48,000. The Company recorded a loss of $16,000 on the sale of these assets.

The operating results, including the loss from disposal of assets, of FNC and Lea for the nine months ended September 30, 2003 and 2002 were as follows:

                                  FNC                        Lea
                            Nine Months Ended         Nine Months Ended
                               September 30,             September 30,
                        -------------------------   -------------------------
                            2003          2002          2003          2002
                        -----------   -----------   -----------   -----------
Net sales               $ 1,313,500   $ 2,131,200   $   179,700   $   412,000
Loss before income tax
  benefit                  (311,600)     (928,500)     (122,300)     (611,900)
Income tax benefit               --      (300,400)           --      (198,000)
                        -----------   -----------   -----------   -----------
Net loss                $  (311,600)  $  (628,100)  $  (122,300)  $  (413,900)
                        -----------   -----------   -----------   -----------

FNC disposed of its assets and discontinued its operations on June 2, 2003. The sales and operating loss for the nine months ended September 30, 2003 were for the operations through June 2, 2003 (the date of the assets disposal).

Lea disposed of its assets and discontinued its operations on June 30, 2003. The sales and operating loss for the nine months ended September 30, 2003 were for the operations through June 30, 2003 (the date of the assets disposal).

The income tax benefits recorded for the nine months ended September 30, 2002 primarily reflects the federal income tax refund attributable to the net operating loss incurred for the nine months ended September 30, 2002. The Company does not expect to receive a tax benefit for losses incurred in 2003

On May 31, 2002 the Company issued 600 shares of its 4% Series A Redeemable Convertible Preferred Stock and a warrant for 300,000 shares of common stock to an investor. The value of the beneficial conversion option of these 600 shares of 4% Series A Redeemable Convertible Preferred Stock was $260,000. The accretion of the 4% Series A Preferred Stock was $18,600 and $8,100 for the nine months ended September 30, 2003 and from the issuance date (May 31, 2002) to September 30, 2002, respectively. The value of the beneficial conversion option and the accretion of the preferred stock are included in the loss applicable to the common shareholders in the calculation of the loss per common share. In connection with the sales of preferred stock, we recorded the $99,300 fair value of a warrant issued to the broker who facilitated the transaction and $298,000 fair value of the warrants issued to the preferred stock investor as a current liability. The fair values of the warrants are revalued at the end of each quarter and the change in fair value of the warrants is recorded as income or expense for the period of the change.

LIQUIDITY AND CAPITAL RESOURCES

On June 2, 2003, the Company entered into an agreement to sell substantially all of FNC's assets to a third party for $15,000 payable in five equal installment payments with no interest. The first payment was due on the closing date and the remaining four payments are due the last date of each month beginning June 30, 2003. All these payments had been received by the Company as of September 30, 2003. The Company recorded a loss of $13,700 on the sale of the FNC assets.

On June 30, 2003, the Company sold substantially all of Lea's assets to certain of the Lea's employees. The Company also obtained a Proprietary Software License and Support Agreement from the purchaser for providing certain electronic commerce support services to LW for a term of two years beginning July 1, 2003. The Company received $5,000 on the closing date. The electronic commerce support services contract was valued at $48,000. The Company recorded a loss of $16,000 on the sale of the Lea assets.

The Company incurred a net loss applicable to common shareholders of $2,596,600 and $3,110,100 for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively. During 2003, the Company also triggered a redemption provision in its Series A mandatorily redeemable convertible preferred stock agreement and as a result, has classified such stock as a current liability. In addition, the Company's common stock was delisted from the NASDAQ Small Cap market effective April 30, 2003 because the Company was out of compliance with the NASDAQ's minimum market value and minimum common stock bid price requirements. Based on anticipated future results, it is also probable that the Company will be out of compliance with certain of its real estate loan financial covenants as of December 31, 2003. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to achieve profitability and generate sufficient cash flows to meet its obligations as they come due. Management believes that the continued downsizing and disposal of its subsidiaries, FNC, Lea and PMICC, and continued cost-cutting measures to reduce overhead at all of its remaining subsidiaries will enable it to achieve profitability. Management is also pursuing additional capital and debt financing, and if out of compliance with its real estate loan financial covenants at year-end, will seek a waiver for such non compliance. However, there is no assurance that these efforts will be successful.

At September 30, 2003, we had consolidated cash and cash equivalents totaling $2,558,400 and working capital of $417,800. At December 31, 2002, we had consolidated cash and cash equivalents of $1,901,100 and working capital of $3,112,700.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $501,200, which principally reflected a decrease in income tax receivable of $1,472,800 and an increase in accounts payable of $1,203,200 which was partially offset by the net loss from continuing operations of $1,404,000. Net cash used in operating activities during the nine months ended September 30, 2002 was $233,600, which principally reflected the net loss from continuing operations of $1,225,800 incurred during the period and an increase in inventories of $953,100 and net cash used in discontinued operations of $1,291,600, which was partially offset by an increase in accounts payable of $2,513,300.

Net cash provided by investing activities was $47,600 for the nine months ended September 30, 2003 primarily resulting from the net investing activities of the discontinued operations. Net cash used by investing activities during the nine months ended September 30, 2002 was $102,300, primarily resulting from the acquisition of property and equipment of $63,100 and the net investing activities of the discontinued operations of $66,600.

Net cash provided by financing activities was $108,500 for the nine months ended September 30, 2003, primarily resulting from an increase in floor plan inventory loans of $403,700 which was partially offset by a pledge of $250,000 cash with Textron as required by the floor plan inventory loan agreement. Net cash used in financing activities was $106,700 for the nine months ended September 30, 2002, primarily from a decrease in the floor plan inventory loans of $431,300 and the net financing activities of discontinued operations of 111,300, which was partially offset by the net proceeds of $477,500 from the issuance of preferred stock.

On March 20, 2003, the Company received a federal income tax refund of $1,427,400 attributable to the 2002 net operating loss carryback.

In April 2003, the Company settled a lawsuit relating to a counterfeit products claim for $95,000 which was paid in the second quarter of 2003.

On July 13, 2001, PMI and PMIGA (the Companies) obtained a $4 million (subject to credit and borrowing base limitations) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (Transamerica). This credit facility had a term of two years and was subject to automatic renewal from year to year thereafter. The credit facility could be terminated by Transamerica, under certain conditions, and the termination was subject to a fee of 1% of the credit limit. The facility included up to a $3 million inventory line (subject to a borrowing base of up to 85% of eligible accounts receivable plus up to $1,500,000 of eligible inventories) that included a sub-limit of $600,000 for working capital and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. Borrowings under the inventory line was subject to 30 to 45 days repayment, at which time interest accrued at the prime rate. Draws on the working capital line also accrued interest at the prime rate. The credit facility was guaranteed by both PMIC and FNC.

Under the accounts receivable and inventory financing facility from Transamerica, the Companies were required to maintain certain financial covenants and to achieve certain levels of profitability. As of June 30, 2002, the Companies did not meet the revised minimum tangible net worth and profitability covenants.

On October 23, 2002, Transamerica issued a waiver of the default occurring on June 30, 2002 and revised the terms and covenants under the credit agreement. Under the revised terms, the credit facility included FNC as an additional borrower and PMIC continued as a guarantor. Effective October 2002, the new credit limit was $3 million in aggregate for inventory loans and the letter of credit facility. The letter of credit facility was limited to $1 million. The credit limits for PMI and FNC were $1,750,000 and $250,000, respectively. At
December 31, 2002 and September 30, 2002, the Companies did not meet the covenants as revised on October 23, 2002 relating to profitability and tangible net worth. This constituted a technical default and gave Transamerica, among other things, the right to call the loan and immediately terminate the credit facility.

On January 7, 2003, Transamerica elected to terminate the credit facility effective April 7, 2003. However, Transamerica agreed to continue its guarantee of the Letter of Credit Facility through July 25, 2003 and to continue to accept payments according to the terms of the agreement. The Letter of Credit Facility was discontinued in June 2003. As of June 30, 2003, the Companies had repaid the entire balance outstanding.

In May 2003, PMI obtained a $3,500,000 inventory financing facility which includes a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan from Textron Financial Corporation (Textron). The credit facility is guaranteed by PMIC, PMIGA, FNC, Lea, LW and two shareholders/officers of the Company. Borrowings under the inventory loans are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (10% at September 30, 2003). The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the eligible accounts receivables and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. PMI and PMIC are required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, and required levels of profitability. As of September 30, 2003, the Company was out of compliance with the maximum leverage ratio covenant for which a waiver has been obtained. The Company is also required to maintain $250,000 in a restricted account as a pledge to Textron. This amount has been reflected as restricted cash in the accompanying consolidated financial statements. As of September 30, 2003, the outstanding balance of this loan was $1,305,300.

Pursuant to one of our bank mortgage loans, with a $2,367,700 balance at September 30, 2003, we are required to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, no consecutive quarterly losses, and achieve net income on an annual basis. During 2002 and 2001, the Company was in violation of two of these covenants which constituted an event of default under the loan agreement and gave the bank the right to call the loan. A waiver of the loan covenant violations was obtained from the bank in March 2002, retroactive to September 30, 2001, and through December 31, 2002. In March 2003, the bank extended the waiver through December 31, 2003. As a condition for this waiver, the Company transferred $250,000 to a restricted account as a reserve for debt servicing. Based on anticipated future results, it is probable that the Company will be out of compliance with certain financial covenants as of December 31, 2003. If this were to occur and a waiver for the violation cannot be obtained, the Company would be required to classify the bank loan as current, which could cause the Company to be out of compliance with financial covenants included in it's inventory flooring facility.

On May 31, 2002 we received net proceeds of $477,500 from the sale of 600 shares of 4% Series A Preferred Stock. An additional 400 shares were to be sold after the completion of the registration of the underlying common stock. Even though we completed the required registration of the underlying common stock in October 2002, the remaining 400 shares were not sold. There is no assurance that we will able to obtain additional capital financing other than the issuance of these shares of Preferred stock. Upon the occurrence of a Triggering Event, such as if the Company were a party in a "Change of Control Transaction," among others, as defined, the holder of the preferred stock has the rights to require us to redeem the preferred stock in cash at a minimum of 1.5 times the Stated Value. On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rule. On March 6, 2003 the Company requested a hearing before a Listing Qualifications Panel, at which it would seek continued listing. The hearing was held on April 24, 2003. The Company was also notified by Nasdaq that the Company did not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock. Subsequent to April 24, 2003, Nasdaq notified the Company that its common stock would be delisted from the Nasdaq SmallCap Market effective and such delisting took place on April 30, 2003. The Company's common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company's common stock enables the holder of the Company's Series A Redeemable Convertible Preferred Shares to request the repurchase of such shares 60 days after the delisting date. As of September 30, 2003, the redemption value of the Series A Preferred Stock was $949,100. During 2003 the Company increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value and recorded an increase in loss applicable to common shareholders of $740,100 in the accompanying consolidated statement of operations. The Company has reclassified its Series A Redeemable Convertible Preferred Stock to current liabilities. In the event we are required to redeem our Series A Preferred Stock in cash, we might experience a reduction in our ability to operate the business at its current level.

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

The Company sells computer products to a company owned by a member of the Board of Directors and Audit Committee of the Company. Management believes that the terms of these sales transactions are no more favorable than those given to unrelated customers. For the three and nine months ended September 30, 2003, and 2002, the Company recognized the following sales revenues from this related party:

                                 THREE MONTHS       NINE MONTHS
                                    ENDING             ENDING
                                  SEPTEMBER 30,     SEPTEMBER 30,
                                  -------------     -------------
                 Year 2003          $    500          $101,100
                                    ========          ========
                 Year 2002          $123,000          $494,400
                                    ========          ========

Included in accounts receivable as of September 30, 2003 and 2002 is $0 and $96,300, respectively, due from this related customer.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, enterprises generally have been included in the consolidated financial statements of another enterprise because one enterprise controls the others through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have an impact on the Company's consolidated financial statements.

In November 2002, the EITF issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to separate units of accounting. EITF Issue No. 00-21 was effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company's adoption of EITF Issue No. 00-21 did not have an impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement of financial statements for earlier years presented is not permitted. The Company has adopted SFAS No. 150 beginning the third quarter 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

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

WE HAVE INCURRED OPERATING LOSSES AND DECREASED REVENUES FOR THE LAST TWO FISCAL YEARS AND WE CANNOT ASSURE YOU THAT THIS TREND WILL CHANGE

We have incurred a net loss applicable to common shareholders of $2,596,600 for the nine months ended September 30, 2003. We also have incurred a net loss of $2,835,900 and a net loss applicable to common shareholders of $3,110,100 for the year ended December 31, 2002 and we may continue to incur losses. In addition, our revenues decreased 6.2% during the year ended December 31, 2002 as compared to 2001. Our future ability to execute our business plan will depend on our efforts to increase revenues, reduce costs and return to profitability. We have implemented plans to reduce overhead and operating costs, and to build upon our core business. No assurance can be given, however, that these actions will result in increased revenues and profitable operations. If we are unable to return to profitable operations we may be unable to continue as a going concern.

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

Based on our projected downsized operations we anticipate that our working capital will satisfy our working capital needs for the next twelve months. However, the actual results could differ materially from those we projected. If we fail to raise additional working capital prior to that time, we will be unable to pursue our business plan. We may give no assurance that we will be able to obtain additional capital when needed or, if available, that such capital will be available at terms acceptable to us.

OUR COMMON STOCK IS NOT ACTIVELY TRADED

On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rule. The Company's common stock was, therefore, subject to delisting from the SmallCap Market. On March 6, 2003 the Company requested a hearing before a Listing Qualifications Panel, at which it would seek continued listing. The hearing was scheduled on April 24, 2003. The Company has also been notified by Nasdaq that the Company has not complied with Marketplace Rule, which requires a minimum bid price of $1.00 per share of common stock. Subsequent to April 24, 2003, Nasdaq notified the Company that its common stock had been delisted from the Nasdaq SmallCap Market effective April 30, 2003. The Company's common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). Our stock has not been actively traded since such delisting.

POTENTIAL SALES OF ADDITIONAL COMMON STOCK AND SECURITIES CONVERTIBLE INTO OUR COMMON STOCK MAY DILUTE THE VOTING POWER OF CURRENT HOLDERS

We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock. These are "blank check" preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without shareholder consent. As of September 30, 2003 we had 600 shares of Series A Preferred outstanding. The Series A Preferred are convertible based on a sliding scale conversion price referenced to the market price of our common stock. As of September 30, 2003, the Series A Preferred was convertible into 843,600 shares of common stock based on the floor conversion price of $.75. Any additional shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock and have preferences over shares of common stock with respect to dividends and liquidation rights. At the time of issuance of the Series A Preferred Stock, it was intended that an additional 400 shares be issued to the same investor;
however, the purchaser has not fulfilled its obligations to close this transaction and we do not anticipate that such sale will occur.

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

We are currently in violation of covenants (ii) and (iii), but we have received a waiver for such violation through December 31, 2003. Based on anticipated future results, it is probable that the Company will be out of compliance with certain financial covenants as of December 31, 2003. If this were to occur and a waiver for the violation cannot be obtained, Wells Fargo may declare us in default and accelerate the loan. In addition, the Company would be required to classify the bank loan as current, which may cause the Company to be out of compliance with financial covenants included in it's inventory flooring facility. We cannot assure you that we will be able to meet all of these financial covenants in the future.

In May 2003 we obtained a $3,500,000 inventory financing facility and a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan from Textron Financial Corporation. Under this financing facility, we are required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, and required levels of profitability. As of September 30, 2003, the Company was out of compliance with the maximum leverage ratio covenant for which a waiver has been obtained. As of September 30, 2003, the outstanding balance of this loan was $1,305,300. We cannot assure you that we will be able to comply with these financial requirements in the future or to maintain the Textron flooring line if we continue our losses.

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

EXCESSIVE CLAIMS AGAINST WARRANTIES THAT WE PROVIDE COULD ADVERSELY EFFECT OUR BUSINESS

Our suppliers generally warrant the products that we distribute and allow us to return defective products, including those that have been returned to us by customers. We do not independently warrant the products that we distribute. If excessive claims were made against these warranties, our results of operations would suffer.

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

WE DEPEND ON KEY SUPPLIERS FOR A LARGE PORTION OF OUR INVENTORY, LOSS OF THOSE SUPPLIERS COULD HARM OUR BUSINESS

One supplier, Sunnyview/ComTronic ("Sunnyview"), accounted for approximately 23% and 9% of our total purchases for the nine months ended September 30, 2003 and 2002, respectively. We do not have a supply contract with Sunnyview, but rather purchase products from it through individual purchase orders, none of which has been large enough to be material to us. Although we have not experienced significant problems with Sunnyview or our other suppliers, and we believe we could obtain the products that Sunnyview supplies from other sources, there can be no assurance that our relationship with Sunnyview and with our other suppliers, will continue or, in the event of a termination of our relationship with any given supplier, that we would be able to obtain alternative sources of supply on comparable terms without a material disruption in our ability to provide products and services to our clients. This may cause a loss of sales that could have a material adverse effect on our business, financial condition and operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our bank mortgage loan with a $2,367,700 balance at September 30, 2003 which bears fluctuating interest based on the bank's 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.


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

(b) Changes in Internal Controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

None.


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

(b)  Reports on Form 8-K
     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PACIFIC MAGTRON INTERNATIONAL CORP.,
                                     a Nevada corporation

Date: November 19, 2003              By /s/ Theodore S. Li
                                     --------------------------------
                                     Theodore S. Li
                                     President and Chief Financial
                                     Officer