Form 10-K
period 2003-12-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2004-03-31
CIK 1077050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number 0-17521

PACIFIC MAGTRON INTERNATIONAL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0353141
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 California Circle, Milpitas, California (Address of Principal Executive Offices)	95035 (Zip Code)

Registrant’s telephone number, including area code (408) 956-8888

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

n/a	n/a

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2003 the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,574,000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐  N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

At March 19, 2004 the number of shares of common stock outstanding was 10,485,062

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 15.

The following statement is made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. Pacific Magtron International Corp. and subsidiaries (the “Company”) may make certain statements in this Annual Report on Form 10-K, including, without limitation, statements that contain the words  “believes,” “anticipates,” “estimates,” “expects,” and words of similar import, constitute “forward-looking statements.” Forward-looking statements may relate to, among other items, our future growth and profitability; the anticipated trends in our industry; our competitive strengths and business strategies; and our new business initiatives. Further, forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations. For a discussion of factors that may affect the outcome projected in such statements, see “Cautionary Factors that May Affect Future Results,” in this Report. If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results could differ materially from results expressed or implied in any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect events or circumstances arising after the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

SUMMARY OF OUR BUSINESS

As used in this document and unless otherwise indicated, the terms “Company,” “PMIC,” “we,” “our” or “us” refer to Pacific Magtron International Corp., a Nevada corporation and its subsidiaries. Our executive offices are at 1600 California Circle, Milpitas, California 95035 and our telephone number is 408-956-8888. Our website address is www.PacificMagtron.com.

Our primary business is to distribute computer peripheral products through our wholly-owned subsidiaries, Pacific Magtron, Inc. (PMI), Pacific Magtron (GA), Inc. (PMIGA), and LiveWarehouse, Inc. (LW). Our business is organized into three divisions: PMI, PMIGA and LW.

Founded in 1989, PMI fulfills the multimedia hardware needs of system integrators, value added resellers, retailers, original equipment manufacturers, software vendors, and internet resellers through the wholesale distribution of computer related multimedia hardware components and software. In August 2000, we formed PMIGA for the distribution of PMI’s products in the eastern United States. In December 2001, LW was incorporated as a wholly-owned subsidiary of PMIC, to provide consumers a convenient way to purchase computer products via the internet.

As part of the Company’s continued efforts to cut cost and refocus on its core business, during the second quarter 2003, the Company disposed of Frontline Network Consulting, Inc. (FNC) and Lea Publishing, Inc. (Lea) which were unprofitable in 2003, 2002 and 2001. The Company sold substantially all the assets of FNC in exchange for a note in the amount of $15,000 and Lea for $5,000 in cash and certain electronic commerce support services to LW valued at $48,000. The activities of FNC and Lea have been reclassified in our financial statements as discontinued operations. FNC served as a corporate information services group catering to the networking and internet infrastructure requirements of corporate clients. Lea was engaged in the development and distribution of software and e-business products and services, as well as integration and hosting services.

On October 15, 2001, we formed an investment holding company, PMI Capital Corporation (PMICC) as a wholly-owned subsidiary of PMIC, for the purpose of acquiring companies or assets deemed suitable for PMIC’s organization. PMICC, which was dissolved in 2003, had no activities since 2002 and had no assets or liabilities.

Financial information for each group or segment in each of the last three fiscal years is presented in note 18 to the Company’s Consolidated Financial Statements.

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

INCREASED RELIANCE ON WHOLESALE MICRO COMPUTER PRODUCTS DISTRIBUTION

We believe that the growth of the microcomputer products wholesale distribution industry exceeds that of the microcomputer industry as a whole. In our view, suppliers, vendors, and resellers are relying to a greater extent on wholesale distributors for their distribution needs. Suppliers are faced with the pressures of declining product prices and the increasing costs of selling directly to a large and diverse group of resellers, and they therefore are increasingly relying upon wholesale distribution channels for a greater proportion of their sales. Many suppliers outsource a growing portion of certain functions, such as distribution, service, technical support, and final assembly, to the wholesale distribution channel in order to minimize costs and focus on their core capabilities in manufacturing, product development, and marketing. Likewise, vendors are finding it more cost efficient to rely on wholesale distributors that can leverage distribution costs across multiple vendors, each of whom out sources a portion of their distribution, credit, marketing, and support services.

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

OPEN SOURCING

Another apparent reason for the growth of the wholesale distribution industry is the evolution of open sourcing during the past several years, a phenomenon specific to the United States microcomputer products wholesale distribution market. Historically, branded computer systems from large suppliers were sold in the United States only through authorized master resellers. Under this single sourcing model, resellers were required to purchase these products exclusively from one master reseller. Competitive pressures led some of the major computer suppliers to authorize second sourcing, in which resellers could purchase a supplier’s product from a source other than their primary master reseller, subject to certain restrictive terms and conditions. More recently, all major manufacturers have authorized open sourcing, under which resellers can purchase the supplier’s product from any source on equal terms and conditions. Open sourcing has thus blurred the distinction between wholesale distributors and master resellers, which are increasingly able to serve the same reseller base. We believe that open sourcing enables those distributors of microcomputer products which provide the highest value through superior service and pricing to be in the best position to compete for reseller customers.

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

PACIFIC MAGTRON, INC. AND PACIFIC MAGTRON (GA), INC. - COMPUTER PRODUCTS

Through PMI and PMIGA, we distribute a wide range of computer products, including components and multimedia and systems networking products. We also provide vertical solutions for systems integrators and internet resellers by combining or bundling our products. Our computer products group offers our customers a broad inventory of more than 1,800 products from approximately 30 manufacturers. This wide assortment of vendors and products meets our customers’ needs for a cost effective link to multiple vendors’ products through a single source. Among the products that we distribute are systems and networking peripherals, and components such as high capacity storage devices, a full range of optical storage devices such as CD-ROMS, DVDs and CDR, CDRW, sound cards, video cards, small computer systems interface components, video phone solutions, floppy and hard disk drives, and other miscellaneous items such as audio cabling devices, keyboards, computer mice, and zip drives for desktop and notebook computers.

INVENTORY LEVELS AND ASSET MANAGEMENT

Based on historical order levels and our knowledge of the market, we maintain sufficient quantities of product inventories to achieve high order fill rates, and believe that price protection and stock return privileges provided by suppliers substantially mitigate the risks associated with slow moving and obsolete inventory. We also operate a computerized inventory system that allows us to look at and deal with slow moving inventory. If a supplier reduces its prices on certain products, we generally receive a credit for such products in our inventory. In addition, we have the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection, stock return privileges, and inventory management procedures have helped to reduce the risk of a significant decline in the value of our inventory.

However, we have recognized losses due to obsolete inventory in the normal course of business. Historically, we have not experienced any material losses. Inventory levels may vary from period to period due in part to the addition of new suppliers or large purchases of inventory due to favorable terms offered by suppliers.

CREDIT TERMS

We offer various credit terms including open account, flooring arrangements, company and personal checks and credit card payment to qualifying customers. We closely monitor our customers’ creditworthiness, and in most markets, utilize various levels of credit insurance to control credit risks and enable us to extend higher levels of credit. We also establish reserves for estimated credit losses in the normal course of business.

LIVEWAREHOUSE – BUSINESS TO COMSUMER E-COMMERSE STORE

In December 2001 we formed LiveWarehouse, Inc., an e-commerce site aimed at increase sales through the internet to consumers through the internet. LiveWarehouse.com’s main products consist of consumer computer electronics for the computer after-market segment as well as storage and related products for general consumer electronic devices. LW also distributes certain computer products to resellers.

SALES AND MARKETING

Our sales for our computer products divisions are generated by a telemarketing sales force, which consists of approximately 12 people as of December 31, 2003 in our offices located in Milpitas, California and 5 people in our Georgia location.

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

LiveWarehouse generate sales primarily through its e-store (livewarehouse.com) and operates a Yahoo store. Supplemental sales are generated through internet auction sites for liquidation electronic products.

SUPPLIERS

SOURCES OF SUPPLY

Our financial and industry positions have enabled us to obtain contracts with many leading manufacturers, including Creative Labs, Logitech, Toshiba, Sony and TEAC. We purchase our products directly from such manufacturers, generally on a non-exclusive basis. We believe that our agreements with the manufacturers are in forms customarily used by each manufacturer. The agreements typically contain provisions allowing termination by either party without prior notice, and generally do not require us to sell a specific quantity of products or restrict us from selling products manufactured by competitors. As a result, we generally have the flexibility to terminate or curtail sales of one product line in favor of another product line if we consider it appropriate to do so because of technological change, pricing considerations, product availability, customer demand or vendor distribution policies. For the years ended December 31, 2003, 2002 and 2001, one vendor, Sunnyview/Real Wisdom accounted for approximately 18%, 11% and 10%, respectively, of our total purchases. One other vendor accounted for 17% of our purchases for the year ended December 31, 2003. We do not have a supply contract with Sunnyview nor the other vendor, but rather purchase products from them through individual purchase orders, none of which has been large enough to be material to us. Although we have not experienced significant problems with Sunnyview or our other suppliers, and we believe we could obtain the products that Sunnyview and the other vendor’s supplies from other sources, there can be no assurance that our relationship with Sunnyview and with our other suppliers will continue or, in the event of a termination of our relationship with any given supplier, that we would be able to obtain alternative sources of supply on comparable terms without a material disruption in our ability to provide products and services to our clients. This may cause a loss of sales that could have a material adversely effect on our business, financial condition and operating results.

DISTRIBUTION

From our central warehouse facilities in Milpitas, California and Atlanta, Georgia, we distribute microcomputer products principally throughout the United States. No individual customer accounts for more than 10% of our sales. A minority of our distribution agreements are limited by territory. In those cases, however, North America is usually the territory granted to us. We will continue to seek to expand the geographical scope of our distributor arrangements.

COMPETITION

All aspects of our business are highly competitive. Competition within the computer products distribution industry is based on product availability, credit availability, price, speed and accuracy of delivery, effectiveness of sales and marketing programs and quality and breadth of product lines. We also compete with some manufacturers that sell directly to resellers and end-users. Principal regional competitors in the wholesale distribution industry include Asia Source and Synnex Information Technology, Inc., both of which are privately held companies. Ingram Micro Inc. and Tech Data Corporation are among our principal regional and multi-regional publicly held competitors. We also compete with manufacturers that sell directly to resellers and end-users. Nearly all of our competitors are larger and have greater financial and other resources.

Competition within the e-commerce space is primarily based on having the product available and shipping products ordered on our website expediently and correctly at competitive pricing. Although there are many competitive e-store websites on the internet, most of them are relatively small and the market is fragmented. Of the larger e-store competitors, we face competition from companies such as Buy.com, Amazon.com, Tigerdirect.com and other major e-retailers such as Insight.com, Yahoo.com, MSN.com and AOL.com.

A number of our competitors in the computer distribution industry are substantially larger and have greater financial and other resources than we do.

EMPLOYEES

As of December 31, 2003, we had approximately 69 full-time employees and 4 part-time employees, all of whom are non-union, and 2 executive officers. We believe that our employee relations are good.

ITEM 2. PROPERTIES

We own property located at 1600 California Circle, Milpitas, California 95035, which was subject to mortgages in the amount of $3,169,500 at December 31, 2003. Of this amount, $2,360,900 is subject to a bank financing which bears interest at the bank’s 90-day LIBOR rate (1.25% as of December 31, 2003) plus 2.5% and is secured by a deed of trust on the property. The remaining balance of $808,600 is subject to a Small Business Administration loan which bears interest at a 7.569% rate and is secured by the underlying property. As discussed in note 6 to the Company’s consolidated financial statements, the Company was in violation of certain of the financial covenants in its bank financing agreement, which violations have been waived by the bank through December 31, 2003. See item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for additional discussion of this matter. This property of 3.31 acres includes a 44,820 square foot building.

The building contains our executive office and warehouse and we believe it is suitable for the current size and the nature of our operations. We lease a building in Georgia to house our branch office pursuant to a three-year operating lease which expires April 30, 2004. We have an option to renew this lease for an additional 18 months. Future minimum lease payments under this non-cancelable operating lease agreement for 2004 are estimated to be $27,400.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is presently traded on the Over the Counter Bulletin Board (OCTBB). Our stock first traded on the OTC Bulletin Board on July 28, 1998. Beginning January 31, 2000, our stock was traded on the Nasdaq SmallCap Market. The Company’s common stock was delisted from the Nasdaq SmallCap Market effective April 30, 2003 because the Company was out of compliance with NASDAQ’s minimum market value and minimum common stock bid price requirements. The following table shows the high and low sale prices in dollars per share for 2002 and the first quarter of 2003 as reported by the Nasdaq Small Cap Market and for the second through the fourth quarter of 2003 as reported by the OTC Bulletin Board. These prices may not be the prices that you would sell or would pay to purchase a share of our common stock during the periods shown.

	High	Low

Fiscal Year Ended December 31, 2003
First Quarter	$0.45	$0.11
Second Quarter	0.56	0.10
Third Quarter	0.20	0.10
Fourth Quarter	0.15	0.03

Fiscal Year Ended December 31, 2002
First Quarter	$2.11	$0.86
Second Quarter	1.70	0.50
Third Quarter	1.25	0.26
Fourth Quarter	1.03	0.25

We had 1,194 stockholders of record of our common stock as of March 16, 2004.

DIVIDEND POLICY

We have not paid dividends on our common stock.  It is the present policy of our Board of Directors to retain future earnings, if any, to finance the growth and development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, capital requirements, earnings, liquidity, and other factors that our Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

The following table contains certain selected financial data and we refer you to the more detailed consolidated financial statements and the notes thereto provided in Part II Item 8 of this Form 10-K. The financial data regarding our continuing operations as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 presented below, have been derived from our consolidated financial statements. The financial information regarding the discontinued operations in 2003, 2002 and 2001 are presented in note 2 to the Company’s Consolidated Financial Statements. Our consolidated financial statements for the years ended December 31, 2003 and 2002 were audited by KPMG LLP, and our consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 were audited by BDO Seidman, LLP.

	Fiscal Year Ended December 31,

Statement of Operations Data	2003	2002	2001	2000	1999

Net sales	$74,327,000	$67,453,800	$71,738,800	$80,767,200	$100,238,000
Income (loss) from continuing
operations before other income
(expenses), income taxes and
minority interest	(1,510,500)	(2,252,700)	(2,639,900)	54,700	1,647,300
Net income (loss) from continuing
operations	(1,694,500)	(1,475,000)	(2,044,700)	139,800	939,300
Net income (loss) applicable to
common shareholders	(2,896,600)	(3,110,100)	(2,850,700)	121,800	827,300
Basic and diluted income (loss) per share
applicable to common shareholders:
Income (loss) from continuing
operations	(0.24)	(0.17)	(0.20)	0.01	0.08
Net income (loss)	(0.28)	(0.30)	(0.28)	0.01	0.08

	Fiscal Year Ended December 31,

Balance Sheet Data	2003		2002	2001	2000	1999

Current Assets	$10,528,300		$12,577,600	$12,501,600	$15,335,200	$15,221,100
Current Liabilities	10,094,900	(1)	9,464,900	6,766,700	7,710,800	7,614,400
Total Assets	14,772,400		17,267,000	17,323,300	20,861,100	20,689,000
Long-Term Debt	3,103,400		3,169,500	3,230,300	3,286,200	3,377,600
Redeemable Convertible Preferred Stock	—		190,400	—	—	—
Shareholders’ Equity	1,574,100		4,442,200	7,289,900	9,857,800	9,736,000

(1)   Includes Redeemable Convertible preferred stock of $958,600.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The accompanying discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which are included elsewhere in this Form 10-K. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control include, but are not limited to, our ability to reverse our trend of negative earnings, the diminished marketability of inventory, the need for additional capital, increased warranty costs, competition, dependence on certain suppliers and dependence on key personnel.

LINES OF BUSINESS

As used herein and unless otherwise indicated, the terms “Company,” “we,” and “our” refer to Pacific Magtron International Corp. and each of our subsidiaries. Our business is organized into three divisions: PMI, PMIGA and LW. Our subsidiaries, PMI and PMIGA, provide for the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEMs and systems integrators. PMIGA distributes PMI’s products in the eastern United States market. In December 2001, LW was incorporated as a wholly-owned subsidiary of PMIC, to provide consumers a convenient way to purchase computer products via the internet. LW also distributes certain computer related products to resellers. During the second quarter 2003, the Company sold substantially all the assets of FNC to a third party. The Company also sold substantially all assets of Lea, to certain of the Lea’s employees. The activities of FNC and Lea for all periods have been reclassified for reporting purposes as discontinued operations. In the third quarter of 2003, the Company dissolved its PMICC subsidiary. PMICC had no activities since 2002 and had no assets or liabilities.

OVERVIEW

The computer products distribution business is highly competitive. Competition is based on product and credit availability, speed and accuracy of delivery, effectiveness of sales and marketing programs and breath of product lines. Beginning the fourth quarter of 2000, the computer products distribution industry and the Company have been experiencing the effect of the economic downturn. As the demand for computer products decreases, the pricing pressure becomes intense. As a result, we experienced a decreasing sales trend from 2001 to 2002. Consolidated sales for the year ended December 31, 2003 increased by approximately 10% compared to 2002, which was partly attributable to the economic recovery in 2003. Price competition remains intense even though PMI’s sales increased by 6.5% in 2003 compared to 2002. Gross profit for PMI remained relatively consistent in 2003 and 2002. PMIGA experienced a decreasing sales trend. With the economy downturn, PMIGA was unable to penetrate into the east coast market, which was dominated by a number of larger competitors and experienced a substantial decline in sales in 2003. The lack of financial resources and the inability to compete with the larger competitors resulted in a loss in market share. LW generated $7,039,200 in sales and a loss of $258,100 in 2003 compared to $1,591,700 in sales and a loss of $166,600 in 2002. LW was in the development stage in 2002. We do not anticipate LW’s sales will increase at this pace in 2004.

To refocus on its core business, during the second quarter 2003, the Company disposed of FNC and Lea, which were unprofitable in 2003, 2002 and 2001. The Company sold substantially all the assets of FNC for a note in the amount of $15,000 and Lea for $5,000 in cash and certain electronic commerce support services to LW valued at $48,000. The Company recognized a loss of $13,700 on the sale of FNC’s assets and a loss of $16,000 on the sale of Lea’s assets.

Effective April 30, 2003, the Company’s common stock was delisted from the NASDAQ Small Cap market because the Company was out of compliance with the NASDAQ’s minimum market value and minimum common stock bid price requirements. The dislisting triggered a redemption provision in the Series A convertible preferred stock agreement. As a result, we have classified the stock at its redemption value as a current liability. As of December 31, 2003, no demand from the preferred shareholder has been received. If such demand were to occur, there is no assurance that we would have the funding necessary to satisfy the liability.

During 2003 the Company replaced its inventory financing facility from Transamerica Commercial Finance Corporation with Textron Financial Corporation (Textron). As of December 31, 2003, we were in violation of certain loan covenants under the inventory financing with Textron. Even though a waiver for such violation was obtained from Textron through March 31, 2004, it is probable that we will be out of compliance with certain of those covenants in the future. If this were to occur and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. If such termination were to occur, there is no assurance that the Company would have the funding necessary to finance its future inventory purchases or would able to obtain alternative financing. During 2002 and 2003, the Company was in violation of certain covenants under the real estate mortgage loan agreement with Wells Fargo Bank (Wells Fargo). A waiver of the default was obtained from Wells Fargo through December 31, 2003. It is probable that we will be out of compliance again in 2004. If this were to occur and a waiver for the violation cannot be obtained, the Company would be required to classify the bank loan as current, which could cause the Company to be out of compliance with financial covenants included in its inventory flooring facility with Textron. It is uncertain as to the Company’s ability to obtain alternative financing in the event Textron terminated the loan facility or Wells Fargo elected to call the loan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to the consolidated financial statements included as Part II, Item 8 to this Form 10-K. The following are our critical accounting policies:

REVENUE RECOGNITION

The Company recognizes sales of computer and related products upon delivery of goods to the customer (generally upon shipment) and the customer takes ownership and assumes risk of loss, provided no significant obligations remain and collectibility is probable. A provision for estimated product returns is established at the time of sale based upon historical return rates, which have typically been insignificant, adjusted for current economic conditions. The Company generally does not provide volume discounts or rebates to its customers.

LONG-LIVED ASSETS

The Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, the Company adjusts the asset group to its estimated fair value. The fair value of an asset group is determined by the Company as the amount at which that asset group could be bought or sold in a current transaction between willing parties or the present value of the estimated future cash flows from the asset. The asset value recoverability test is performed by the Company on an on-going basis. During 2003 there were changes in circumstances indicated that the carrying amount of an asset group might not be recoverable. An asset recoverability test was performed using future net cash flows that were estimated based on the expected probable outcome of the asset group. As a result of the recoverability test, the carrying amounts of long-lived assets as of December 31, 2003 were estimated to be recoverable.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustment history, current economic conditions, level of credit insurance and other factors that deserve recognition in estimating potential losses. Our allowance for doubtful accounts includes receivables past due over 90 days, returned checks and an estimated percentage of the receivables currently due. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management’s control. In addition, it is uncertain as to the continuing availability of cost-efficient credit insurance. We are unable to project the future trend of our bad debt expense.

INVENTORY VALUATION

Our inventories, consisting primarily of finished goods, are stated at the lower of cost (moving weighted average method) or market. We regularly review inventory turnover and quantities on hand for excess, slowing moving and obsolete inventory based primarily on our estimated forecast of product demand. Excess, obsolete and slow-moving inventory items, including items that have no purchase and sales activities for more than one year, are written down to their net realizable values. Due to a relatively high inventory turnover rate and the inclusion of provisions in the vendor agreements common to industry practice that provide us price protection or credits for declines in inventory value and the right to return certain unsold inventory, we believe that our risk for a decrease in inventory value is minimized. No assurance can be given, however, that we can continue to turn over our inventory as quickly in the future or that we can negotiate such provisions in each of our vendor contracts or that such industry practice will continue.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits are subject to a valuation allowance when management believes it is more likely than not that the deferred tax assets will not be realized.

RELATED PARTY TRANSACTIONS

During the first quarter of 2002, the Company made short-term salary advances to a shareholder/officer totaling $30,000, without interest. These advances were recorded as a salary paid to the shareholder/officer during the second quarter ended June 30, 2002.

The Company sold computer products to a company owned by a member of the Board of Directors of the Company. During 2003, 2002 and 2001, the Company recognized $102,400, $527,400 and $476,200, respectively, in sales revenues from this company. Included in accounts receivable as of December 31, 2002 is $27,000 due from this related party. There was no amount due from this related party as of December 31, 2003.

On June 30, 2003, the Company sold substantially all of Lea’s intangible assets and certain equipment to certain of the Lea’s employees. The Company also entered into a Proprietary Software License and Support Agreement with the purchaser requiring the purchaser to provide certain electronic commerce support services to LW for a term of two years beginning July 1, 2003. The Company received $5,000 on the transaction closing date and the electronic commerce support services contract valued at $48,000 which is based on the number of service hours to be provided. The Company recorded a loss of $16,000 on the sale of the Lea assets.

In 2001 FNC acquired certain assets of Technical Insights in exchange for 16,100 shares of PMIC common stock. Under the purchase agreement, among other terms, FNC was required to pay $126,000 to the sellers upon completion and full settlement of a sale transaction as specified in the agreement. On October 2001 the sellers became employees of FNC. As a result of the profit sharing arrangement, the $126,000 payment due to the sellers was recorded as compensation expense by the Company. In January 2002, this balance was paid to the sellers/employees under the terms of the purchase agreement.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

	Year Ended December 31,

	2003	2002	2001

Sales	100.0%	100.0%	100.0%
Cost of sales	93.9	94.1	93.6

Gross profit	6.1	5.9	6.4
Operating expenses	8.2	9.2	10.0

Loss from operations	(2.1)	(3.3)	(3.6)
Other income (expense)	(0.2)	0.0	(0.3)
Income tax benefit	0.0	1.1	1.0
Minority interest	0.0	0.0	0.0

Loss from continuing operations	(2.3)	(2.2)	(2.9)
Loss from discontinued operations	(0.6)	(2.0)	(1.1)
Accretion and deemed dividend relating to
beneficial conversion of 4% Series A
Convertible and Redeemable Preferred Stock	(1.0)	(0.4)	0.0

Net loss applicable to Common shareholders	(3.9)%	(4.6)%	(4.0)%

SALES

The computer products distribution industry and the Company have been experiencing the effect of the economic downturn. We experienced a decreasing sales trend from 2001 to 2002. Consolidated sales for the year ended December 31, 2003 increased by approximately 10% compared to 2002, which was partly attributable to the economic recovery in 2003.

PMI

PMI’s sales decreased from $60,293,500 in 2001 to $56,487,900 in 2002. PMI’s sales for the year ended December 31, 2003 were $60,138,700, an increase of 6.5%, which was attributable to the economic recovery in 2003. However, the pricing pressure remained intense in 2003. PMI’s gross profit for the years ended December 31, 2003 and 2002 was 5.6%, 5.8%, respectively compared to 6.7% for the year ended December 31, 2001.

PMIGA

PMIGA experienced intense competition on the U.S. east coast market. With the economic downturn beginning in 2000, PMIGA has not been able to penetrate into the east coast market, which was dominated by a number of larger competitors. The lack of financial resources and the inability to compete with the larger competitors resulted in a loss in market share in 2003 and 2002. Sales declined from $11,445,300 in 2001 to $9,374,200 in 2002 and $7,149,100 in 2003. Gross profit as a percent of sales for PMIGA declined from 5.4% in 2001 to 4.9% in 2002. During the year ended December 31, 2003, management focused on selling certain higher profit products and improved in its product management. As a result, gross profit as a percent of sales for PMIGA increased to 7.6% for the year ended December 31, 2003. However, it is uncertain that we can maintain the pricing on those higher profit products. We anticipate that PMI and PMIGA’s sales will follow the condition of the economy in 2004 and the pricing pressure will continue in the computer products distribution industry.

LW

LW competes with a vast number of e-store websites on the internet. Most of them are relatively small, but a number of larger e-stores, such as Amazon.com and Buy.com, dominate in the e-commerce space. Competition is based on having the products available and shipping expediently and correctly at competitive prices. For the year ended December 31, 2003, LW generated $7,039,200 in sales, of which approximately $4,139,000 and $2,900,200 were sales to end-users and resellers, respectively. During 2002, LW was in a development stage and generated sales of $1,591,700 to end-users. We do not anticipate LW’s sales will increase in 2004 at the rate we experienced in 2003 compared to 2002. Gross profit for sales to end-users was 11.2% of sales for the year ended December 31, 2003 compared to 14.2% in 2002. The decline in gross profit is due to an intense price competition and product promotions. We expect the intense price competition will continue in 2004. Gross profits for sales to resellers are generally lower than sales to end-users. LW’s gross profit for sales to resellers was 6.2% for the year ended December 31, 2003. Sales to resellers were insignificant in 2002.

EXPENSES

The Company has been reducing its operating expenses in all areas. Consolidated selling, general and administrative expenses decreased from $6,614,900 (excluding a write-off of investments of $591,600) in 2001 to $6,238,700 in 2002 and $6,064,300 in 2003. The decrease in the consolidated operating expenses was partially offset by the inclusion of LW’s operating expenses of $888,000 and $392,100 in 2003 and 2002, respectively. Consolidated payroll expense decreased by $34,300 in 2003 compared to 2002 and by $473,600 in 2002 compared to 2001. Employee count for the Company, excluding LW, was reduced from 80 as of December 31, 2001 to 77 and 67 as of December 31, 2002 and 2003, respectively. LW increased its employee count from 4 as of December 31, 2002 to 8 as of December 31, 2003. Consolidated bad debt expense decreased from $450,500 in 2001 to $286,300 and $98,100 in 2002 and 2003, respectively, excluding the impact of bad debt expense in discontinued operations of $45,000 and $26,900 in 2002 and 2003, respectively. Our bad debt expense arises out of the fact that we offer various credit terms to qualifying customers, closely monitor their credit worthiness and utilize various levels of credit insurance to control credit risks. We provide allowances for bad debts based on reviews of loss, adjustment history, current economic conditions, level of credit insurance and other factors deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of the receivables is also dependent upon future economic and other conditions that may be beyond management’s control. In addition, it is uncertain as to the continuing availability of cost-efficient credit insurance. We are unable to project the future trend of our bad debt expense.

INCOME TAXES

In March 2002, the Job Creation and Worker Assistance Act of 2002 (“the Act”) was enacted. The Act extended the general federal net operating loss carry-back period from 2 years to 5 years for net operating losses incurred for taxable years ending in 2001 and 2002. The tax benefit recorded in 2002 and 2001 reflects the federal income tax refund attributable to the net operating loss incurred for the year ended December 31, 2002 and 2001. The Company will not receive a tax benefit for losses incurred in 2003 as they are not covered by the Act. As a result, no tax benefits were recorded for the year ended December 31, 2003 as management does not believe it is more likely than not that the benefit from such assets will be realized.

DISCONTINUED OPERATIONS

On June 2, 2003, the Company entered into an agreement to sell substantially all of FNC’s assets to a third party for $15,000. The Company recorded a loss of $13,700 on the sale of these assets. On June 30, 2003, the Company entered into an agreement to sell substantially all of Lea’s assets to certain of Lea’s employees. The Company also received a Proprietary Software License and Support Agreement from the purchasers to provide certain electronic commerce support services to LW for a term of two years. The Company received $5,000 on the closing date. The electronic commerce support services contract was valued at $48,000. The Company recorded a loss of $16,000 on the sale of Lea assets.

The operations of FNC and Lea were discontinued after the sales of their assets. For financial statement reporting purposes, the operating results of FNC and Lea are reclassified as discontinued operations. The operating results of FNC and Lea for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Year Ending December 31,

	2003	2002	2001

FNC:
Net sales	$1,313,500	$2,378,300	$3,022,200
Loss before income tax benefit	(311,600)	(1,195,900)	(966,100)
Income tax benefit	—	(360,600)	(290,000)

Net loss	$(311,600)	$(835,300)	$(676,100)

Lea:
Net sales	$179,700	$496,600	$250,700
Loss before income tax benefit	(122,300)	(751,000)	(193,900)
Income tax benefit	—	(225,400)	(64,000)

Net loss	$(122,300)	$(525,600)	$(129,900)

EFFECT OF DELISTING

In April 2003 we were notified by Nasdaq that the Company did not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock and that our common stock would be delisted from the Nasdaq SmallCap Market effective and such delisting took place on April 30, 2003. The Company’s common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company’s common stock enables the holder of the Company’s Series A Redeemable Convertible Preferred Shares to request the redemption of such shares 60 days after the delisting date. As of December 31, 2003, the redemption value of the Series A Preferred Stock was $958,600. The Company has increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value and has recorded an increase in loss applicable to common shareholders of $743,300 for the year ended December 31, 2003. As of December 31, 2003, no demand from the preferred shareholder has been received. If such demand were to occur, there is no assurance that the Company would have the funding necessary to satisfy the liability.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss applicable to common shareholders of $2,896,600, $3,110,100 and $2,850,700 for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, the Company triggered a redemption provision in its Series A redeemable convertible preferred stock agreement. As a result, we have classified such stock as a current liability. While no demand for payment from the shareholder has been received, if such demand were to occur, there is no assurance the Company would have the funding necessary to satisfy the liability. In addition, the Company’s common stock was delisted from the NASDAQ Small Cap market effective April 30, 2003 because the Company was out of compliance with the NASDAQ’s minimum market value and minimum common stock bid price requirements. As of December 31, 2003, we were in violation of certain loan covenants under the inventory financing facility with Textron Financial Corporation (Textron) and as of December 31, 2003 and 2002, we were in violation of certain loan covenants under our mortgage loan agreement with Wells Fargo Bank (Wells Fargo). Even though  waivers for such violations were obtained from Textron and Wells Fargo, respectively, it is probable that we will be out of compliance with certain of those covenants in the future. If this were to occur and  waivers for the violations could not be obtained, Textron might terminate the credit facility and accelerate the loan payments and the Wells Fargo loan would be required to be classified as current liability causing another out of compliance condition on the Textron loan. If such termination were to occur, there is no assurance that the Company would have the funding necessary to finance its future inventory or would be able to obtain additional financing. These conditions raise doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitability and generate sufficient cash flows to meet its obligations as they come due. Management believes that the continued downsizing, disposal of its subsidiaries, FNC, Lea and PMICC, and continued cost-cutting measures to reduce overhead at all of its remaining subsidiaries and an improved economy will enable the Company to eventually achieve profitability. However, there can be no assurance that the Company will be able to achieve a profitable level of operations in 2004 or beyond.  Based on our present operations we anticipate that our working capital will satisfy our financing needs for the next twelve months provided that we can maintain our credit facilities with Textron, Wells Fargo and our key suppliers. If one or more of these credit facilites are withdrawn and we fail to replace it with comparable credit facilities, we would have to obtain additional equity or debt financing or sell a sufficient amount of our assets to replace or retire those credit facilities that were withdrawn.  There can be no assurance that we will be able to obtain debt or equity financing or obtain it on terms acceptable to us.  If we were forced to liquidate our assets, through whatever means mosts appropriate to us, there can be no assurance that we could raise sufficient proceeds to meet our obligations or remain an economically viable enterprise.

If the Company is unable to do so, it would have to obtain additional equity or debt financing or sell a sufficent amount of its assets to retire the Textron and Wells Fargo credit facilities.  There can be no assurance the the Company will gbe able to obtain debt or equity financing or obtain it on terms acceptable to the Company.  If the Company was forced to liquidate its assets, whether through a bankruptcy proceeding or otherwise, there can be no assurance that the Company could raise sufrficient proceeds to meet its obligations or remain an economically viable enterprise.

At December 31, 2003, we had consolidated cash and cash equivalents totaling $1,491,700 and working capital of $183,400. At December 31, 2002, we had consolidated cash and cash equivalents of $1,901,100 and working capital of $3,112,700. The decrease in working capital was partly due to the reclassification of the Series A Mandatorily Redeemable Convertible Preferred Stock of $958,600 to current liability as of December 31, 2003.

Net cash used in operating activities for the year ended December 31, 2003, 2002 and 2001 was $470,400, $898,000, and $1,634,000, respectively. In June 2003, we discontinued the operations of FNC and Lea. Included in the total net cash used in operating activities was $146,800, $956,600 and $543,800 cash used in FNC and Lea’s operating activities for 2003, 2002 and 2001, respectively, that we do not expect to incur in 2004. The cash used in operating activities was primarily from the loss in operations, which was partially offset by the federal income tax refunds in June 2002 and in March 2003. However, we do not expect an income tax refund in 2004.

In April 2003, the Company settled a lawsuit relating to a counterfeit products claim for $95,000, which was paid in the second quarter of 2003. In December 2003, the Company settled a claim against a customer for a past due account receivable of $734,500. Under the settlement agreement, the customer agreed to pay the entire balance in 12 equal monthly installments of $61,200 each beginning December 2003. In addition, the customer entered into a UCC-Financing Statement with the Company under which the customer secured its payments due to us with all its assets, including inventory, accounts receivables and equipment. For the period from December 31, 2003 to March 30, 2004, the customer has made all the monthly payments that were currently due. There are various claims, lawsuits and pending actions against the Company involving matters incidental to the Company’s operations. We believe the ultimate resolution of these matters will not have a material adverse effect on the Company’s cash flows.

On May 31, 2002, we received net proceeds of $477,500 from the sale of 600 shares of 4% Series A Preferred Stock. An additional 400 shares were to be sold after the completion of the registration of the underlying common stock. Even though we completed the required registration of the underlying common stock in October 2002, the remaining 400 shares were not sold. There is no assurance that we will be able to obtain additional capital financing other than the issuance of these shares of Preferred stock. Upon the occurrence of a Triggering Event, as defined in the preferred stock purchase agreement, the holder of the preferred stock has the right to require us to redeem the preferred stock in cash at a minimum of 1.5 times the Stated Value. In April 2003, Nasdaq notified the Company that its common stock would be delisted from the Nasdaq SmallCap Market effective and such delisting took place on April 30, 2003. The delisting of the Company’s common stock enables the holder of the Company’s Series A Redeemable Convertible Preferred Shares to request the redemption of such shares 60 days after the delisting date. As of December 31, 2003, the redemption value of the Series A Preferred Stock was $958,600. As of December 31, 2003, no demand from the preferred shareholder has been received by the Company. If such demand were to occur, there is no assurance that the Company would have the funding necessary to satisfy the liability.

Effective April 30, 2003, Transamerica Commercial Finance Corporation elected to terminate the $4 million accounts receivable and inventory financing credit facility we had with them. In May 2003, PMI obtained a $3,500,000 inventory financing facility, which includes a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan, from Textron Financial Corporation (Textron). The credit facility is guaranteed by PMIC, PMIGA, FNC, Lea, LW and two shareholders/officers of the Company. Borrowings under the inventory line are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (10% at December 31, 2003). The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the eligible accounts receivables and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. PMI and PMIC are required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, a minimum tangible capital funds and required levels of profitability. As of December 31, 2003, the Company was out of compliance with the maximum leverage ratio covenant and the minimum tangible capital funds covenant. The Company obtained a waiver from Textron with regard to these covenants through March 31, 2004. Based on anticipated future results, it is probable that the Company will be out of compliance with these and/or other covenants in 2004. If this were to occur and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. Upon termination, there is no assurance that the Company would have the funding necessary to finance its future inventory purchases or would be able to obtain additional financing. We cannot assure you that we will be able to comply with these financial requirements in the future or to maintain the Textron flooring line if we continue our losses. We are required to maintain $250,000 in a restricted account as a pledge to Textron. This amount has been reflected as restricted cash in the accompanying consolidated financial statements. As of December 31, 2003, the outstanding balance of this loan was $1,369,200.

Pursuant to one of our Wells Fargo Bank (Wells Fargo) mortgage loans, with a $2,360,900 balance at December 31, 2003, we are required to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, no consecutive quarterly losses, and achieve net income on an annual basis. During 2003 and 2002 the Company was in violation of two of these covenants. This constituted an event of default under the loan agreement and gave Wells Fargo the right to call the loan. However, a waiver of the defaults was obtained from the bank through December 31, 2003. As a condition for this waiver, the Company transferred $250,000 to a restricted account in 2002 as a reserve for debt servicing. Based on our projection, it is probable that we will be out of compliance with these covenants in 2004. If this were to occur and a waiver for the violation cannot be obtained, the Company would be required to classify the bank loan as current, which could cause the Company to be out of compliance with an additional financial covenant included in its inventory flooring facility with Textron. It is uncertain as to the Company’s ability to obtain alternative financing in the event Textron terminated the loan facility or Wells Fargo elected to call the loan.

The Company purchased a credit insurance policy from American Credit Indemnity covering certain accounts receivable up to $2,000,000 of losses. The Company also entered into an insurance agreement with ENX, Inc. for its accounts receivable for one year beginning April 7, 2003. Under the agreement, the Company sells its past-due accounts receivables from pre-approved customers with pre-approved credit limits under certain conditions. The commission is 0.5% of the approved invoice amounts with a minimum annual commission of $50,000. As of December 31, 2003, approximately $687,000 of the outstanding receivables were approved by ENX. We are seeking renewal of this policy and agreement. There is no assurance that we can renew the policy and agreement at amounts that are cost-effective. In the event that we could not renew the policy and agreement with our existing or other insurance carriers, our future loss on uncollectible receivables would probably be higher compared to 2003, 2002 and 2001.

The Company leases office space, equipment and vehicles under various operating leases. The following summarizes the effect on the Company’s liquidity and cash flows from contractual obligations of debt arrangements and non-cancelable operating leases as of December 31, 2003:

(Amounts in thousands)

	Year Ending December 31,
	2004	2005	2006	2007	2008	There after

Debt maturities	$66	$72	$78	$2,311	$50	$593
Non-cancelable operating leases	57	26	2	—	—	—
Redeemable preferred stock	959

Total	$1,082	$98	$80	$2,311	$50	$593

INFLATION

Inflation has not had a material effect upon our results of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that to the extent increased costs are not offset by increased revenues, our operations may be adversely affected.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR INDEPENDENT AUDITORS’ REPORT CONTAINS A GOING CONCERN OPINION

We have received a going concern opinion from our auditors. The opinion raises substantial doubts about our ability to continue as a going concern.

We incurred net losses for the year ended December 31, 2003 and 2002 and 2001 of $2,896,600, $3,110,100 and $2,850,700, respectively, and we most likely will continue to incur losses in fiscal 2004. Our future ability to execute our business plan will depend on our efforts to increase revenues and return to profitability. We have implemented plans to reduce overhead and operating costs, and to build upon our existing business and capture new business. We are also dependent upon the continuing improvement in economic conditons. No assurance can be given, however, that these actions will result in increased revenues and profitable operations.

WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO ACHIEVE PROFITABILITY OR SECURE ADDITIONAL CAPITAL REQUIRED BY OUR BUSINESS

In the second quarter of 2002, we completed a private placement of 600 shares of our Series A Convertible Preferred Stock at a stated price of $1,000 per share for gross proceeds of $600,000 and net proceeds of $477,500. As part of the private placement, we issued common stock purchase warrants exercisable to purchase 400,000 shares of our common stock at $1.20 per share at any time within three years from the date of issuance. During 2003, the Company triggered a redemption provision in our Series A Redeemable Preferred Stock Agreement. As a result, we have classified the stock as a current liability. As of December 31, 2003, no demand from the preferred shareholder has been received. If such demand were to occur, there is no assurance that the Company would have the funding necessary to satisfy the liability.

Based on our present operations we anticipate that our working capital will satisfy our financing needs for the next twelve months provided that we can maintain our credit facilities with Textron, Wells Fargo and our key suppliers. If one or more of these credit facilites are withdrawn and we fail to replace it with comparable credit facilities, we would have to obtain additional equity or debt financing or sell a sufficient amount of our assets to replace or retire those credit facilities that were withdrawn.  There can be no assurance that we will be able to obtain debt or equity financing or obtain it on terms acceptable to us.  If we were forced to liquidate our assets, through whatever means mosts appropriate to us, there can be no assurance that we could raise sufficient proceeds to meet our obligations or remain an economically viable enterprise.

POTENTIAL SALES OF ADDITIONAL COMMON STOCK AND SECURITIES CONVERTIBLE INTO OUR COMMON STOCK MAY DILUTE THE VOTING POWER OF CURRENT HOLDERS.

We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock. These are “blank check” preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without shareholder consent. As of December 31, 2003 we had 600 shares of Series A Preferred outstanding. The Series A Preferred are convertible based on a sliding scale conversion price referenced to the market price of our common stock. As of December 31, 2003, the Series A Preferred would have been convertible into 852,100 shares of common stock based on the floor conversion price of $.75. Any additional shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock, and have preferences over shares of common stock with respect to dividends and liquidation rights.

WE HAVE VIOLATED CERTAIN FINANCIAL COVENANTS CONTAINED IN OUR LOANS AND MAY DO SO AGAIN IN THE FUTURE

Pacific Magtron, Inc. (PMI) has a mortgage on our offices with Wells Fargo Bank, under which PMI must maintain the following financial covenants:

1)	Total liabilities must not be more than twice our tangible net worth;

2)	Net income after taxes must not be less than one dollar on an annual basis and for no more than two consecutive quarters; and

3)	Annual EBITDA of one and one half times the debt must be maintained.

We were in violation of covenants (2) and (3) as of December 31, 2003 and 2002. We received a waiver for such violation through December 31, 2003. We cannot assure you that we will be able to meet all these financial covenants in the future. Based on anticipated future results, it is probable that we will be out of compliance with certain of those covenants. If this were to occur and a waiver for the violation cannot be obtained, Wells Fargo may declare us in default and accelerate the loan payments. As a result, the Company would be required to classify the bank loan as current, which would cause the Company to be out of compliance with an additional financial covenant included in its inventory flooring facility with Textron Financial Corporation as discussed below.

In May 2003 we obtained a $3,500,000 inventory financing facility of which a $1 million letter of credit facility is used as security for inventory purchased on terms from vendors in Taiwan from Textron Financial Corporation (Textron). Under this financing facility, we are required to meet the following financial covenants:

1)	Minimum current ratio of 1.0 to 1.0;
2)	Maximum leverage of 5.0 for PMI and 6.0 for PMIC;
3)	Positive EBITDA on a year-to-date basis for PMI; and
4)	Minimum tangible capital funds of $2,500,000.

As of December 31, 2003, we were in violation of covenants (2) and (4) and a waiver for such violations was obtained through March 31, 2004. Based on anticipated future results, it is probable that we will be out of compliance with certain of those covenants. If this were to occur and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. Upon termination, there is no assurance that the Company would have the funding necessary to finance its future inventory or would be able to obtained additional financing. We cannot assure you that we will be able to comply with these financial requirements in the future or to maintain the Textron flooring line if we continue our losses.

It is uncertain as to the Company’s ability to obtain alternative financing in the event Textron terminated the loan facility and accelerated payments or Wells Fargo elected to call the loan.

OUR COMMON STOCK IS NOT ACTIVELY TRADED

Our common stock was delisted from the Nasdaq SmallCap Market effective April 30, 2003 due to our inability to maintain a minimum bid price of $1.00 per share. The Company’s common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). Our stock has not been actively traded since such delisting.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE WITH SOME OF OUR COMPETITORS

All aspects of our business are highly competitive. Competition within the computer products distribution industry is based on product availability, credit availability, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, quality and breadth of product lines. We also compete with manufacturers that sell directly to resellers and end users. Most of our competitors are substantially larger and have greater financial and other resources than we do.

FAILURE TO RECRUIT AND RETAIN QUALIFIED PERSONNEL WILL HARM OUR BUSINESS

Our success depends upon our ability to attract, hire and retain highly qualified personnel who possess the skills and experience necessary to meet our personnel needs. Competition for individuals with proven highly qualifying skills is intense, and the computer industry in general experiences a high rate of attrition of such personnel. We compete for such individuals with other companies as well as temporary personnel agencies. Failure to attract and retain sufficient qualifying personnel would have a material adverse effect on our business, operating results and financial condition.

WE DEPEND ON KEY SUPPLIERS FOR A LARGE PORTION OF OUR INVENTORY, LOSS OF THOSE SUPPLIERS COULD HARM OUR BUSINESS

One supplier, Sunnyview/Real Wisdom (“Sunnyview”), accounted for approximately 18%, 11% and 10% of our total purchases for the years ended December 31, 2003, 2002 and 2001, respectively. One other vendor accounted for 17% of purchases for the year ended December 31, 2003. We do not have a supply contract with Sunnyview nor the other vendor, but rather purchase products from them through individual purchase orders, none of which has been large enough to be material to us. Although we have not experienced significant problems with Sunnyview or our other suppliers, and we believe we could obtain the products that Sunnyview and the other vendor’s supplies from other sources, there can be no assurance that our relationship with Sunnyview and with our other suppliers will continue or, in the event of a termination of our relationship with any given supplier, that we would be able to obtain alternative sources of supply on comparable terms without a material disruption in our ability to provide products and services to our clients. This may cause a loss of sales that could have a material adversely effect on our business, financial condition and operating results.

WE ARE DEPENDENT ON KEY PERSONNEL

Our continued success will depend to a significant extent upon our senior management, including Theodore Li, President and Hui “Cynthia” Lee, Executive Vice President, and head of sales operations. The loss of the services of Mr. Li or Ms. Lee, or one or more other key employees, could have a material adverse effect on our business, financial condition or operating results. We do not have key man insurance on the lives of any of members of our senior management.

ESTABLISHMENT OF OUR BUSINESS-TO-CONSUMER WEBSITE LIVEWAREHOUSE.COM MAY NOT BE SUCCESSFUL

We have established a business-to-consumer website, LiveWarehouse.com. LW incurred a net loss of $258,100 and $166,600 for the year ended December 31, 2003 and 2002, respectively. We cannot assure you that we will achieve a profitable level of operations, that we will be able to hire and retain personnel with experience in online retail marketing and management, that we will be able to execute our business plan with respect to this market segment or that we will be able to adapt to technological changes. Further, while we have experience in the wholesale marketing of computer-related products, we have limited experience in retail marketing. This market is very competitive and many of our competitors have substantially greater resources and experience than we have.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to one of our bank loans with a $2,360,900 balance at December 31, 2003 which bears fluctuating interest based on the bank’s 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results, financial position or cash flow. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears in a separate section of this report following Part IV.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 20, 2002, the Company’s board of directors passed a resolution dismissing BDO Seidman, LLP (“BDO”) as its independent accountant for the fiscal year ended December 31, 2002. On the same date, the Company appointed KPMG LLP (“KPMG”) to replace BDO as the Company’s independent auditor for the fiscal year ended December 31, 2002.

The report of BDO for the fiscal years ended December 31, 2000 and 2001 contained no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

Except for the disagreement discussed below, during the Company’s two most recent fiscal years and subsequent interim periods through the date of dismissal, December 20, 2002, there were no other disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or any other matters considered reportable events as contemplated by Regulation S-K 304 (a)(1)(iv)(A) and (B).

In accounting for the issuance of its preferred stock in May 2002, the Company recorded a deemed dividend of $303,000 associated with the beneficial conversion feature as a charge against retained earnings and an increase in Additional Paid-in Capital. BDO reviewed the Company’s Form 10-Q for the quarter ended June 30, 2002, and advised the Company that an additional deemed dividend of $148,300 associated with 300,000 common stock warrants issued to the investor should be recorded as a charge against retained earnings and an increase in the carrying amount of preferred stock. After further research and consultation with BDO, the Company agreed to record this additional deemed dividend. However, the Company’s management believed it was proper to increase Additional Paid-in Capital for both of these deemed dividends and reflected such presentation in the Company’s Form 10-Q for the quarter ended June 30, 2002. BDO reviewed the Company’s Form 10-Q for the quarter ended September 30, 2002, and at the conclusion of further research and consultation, advised the Company that the $148,300 deemed dividend relating to the common stock warrants issued to the investor should be reclassified from Additional Paid-in Capital to the carrying amount of the preferred stock. Management did not concur with the proposed reclassification. BDO discussed the basis for their position, and the proposed adjustment with the Chairman of the Audit Committee on November 7, 2002. On November 12, 2002, after discussion of the above matter with BDO, the Audit Committee Chairman recommended that the Company not reclassify this deemed dividend to the carrying amount of the preferred stock until the Audit Committee could analyze the issue closely during the fourth quarter of 2002. On November 13, 2002, BDO notified the Audit Committee Chairman and management of the Company that there was an unresolved reportable disagreement regarding the accounting treatment of this deemed dividend. On November 14, 2002 BDO had a telephone conversation with the Company’s outside counsel to discuss the issue. Following that conversation, the Company elected to reclassify the credit associated with the deemed dividend to the preferred stock in accordance with the advice of BDO.

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

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer/Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal period covered by this Form 10-K, which included inquiries made to certain other employees. Based on his evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting, or to our knowledge, in other factors that could significantly affect these controls subsequent to December 31, 2003.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the captions “About the Executive Officers,” “Information about our Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement is incorporated herein by reference.

The Company adopted a Code of Business Conduct that applies to all of our employees and has particular sections that apply to our principal executive officer and senior financial officers. We posted the text of our code of conduct on our website, www.pacificmagtron.com. In addition, we will promptly disclose on our website (1) the nature of any amendment to our code of conduct that applies to our principal executive officer and senior financial officers, and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such officer who is granted the waiver and the date of the waiver.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation” and “Compensation of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the heading “Ownership of Our Common Stock By Principal Shareholders and Our Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Certain Relationship and Related Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Principal Accounting Firm Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

(a)	(1)	Independent auditors’ report of KPMG, LLP and report of BDO Seidman, LLP

(2)	Consolidated Financial Statements and Notes thereto of the Company including Consolidated Balance Sheets as of December 31, 2003 and 2002 and related Consolidated Statements of Operations, Shareholders’ Equity, and Cash Flows for each of the years in the three year period ended December 31, 2003.

(3)	Supplemental Schedule II - Valuation and Qualifying Accounts

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

(c)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, as Amended and Restated (filed as an exhibit to our Form 10-12G, File No. 000-25277).

3.2	Bylaws, as Amended and Restated (filed as an exhibit to our Form 10-12G, File No. 000-25277).

10.1	1998 Stock Option Plan (filed as an exhibit to our Form 10-12G, File No. 000-25277).

10.2	Sony Electronics Inc. Value Added Reseller Agreement, dated May 1, 1996 (filed as an exhibit to our Form 10-12G, File No. 000-25277).

10.3	Logitech, Inc. Distribution and Installation Agreement, dated March 26, 1997 (filed as an et our Form 10-12G, File No. 000-25277).

10.4	Wells Fargo Term Note, dated February 4, 1997 (filed as an exhibit to our Form 10-12G, File No. 000-25277).

10.5	Credit Line for Inventory Financing with Textron Financial Corporation(filed as an exhibit to our Report on Form 10-Q for quarter ended June 30, 2003).

10.6	Asset Purchase Agreement with Sable Computer, Inc. dated as of May 31, 2003 (filed as an exhibit to our Report on Form 10-Q for quarter ended June 30, 2003).

10.7	Asset Purchase Agreement with LiveCSP, Inc. dated as of June 30, 2003 (filed as an exhibit to our Report on Form 10-Q for quarter ended June 30, 2003).

21.1	Subsidiaries (filed herewith).

23.1	Consent of Independent Auditors, KPMG, LLP (filed herewith).

23.2	Consent of BDO Seidman, LLP, Independent Auditors (filed herewith).

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC MAGTRON INTERNATIONAL CORP.,
a Nevada corporation

By /s/ Theodore S. Li

Theodore S. Li
President and
Chief Financial Officer
Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Theodore S. Li	President, Chief Executive Officer, Treasurer and Director	March 30, 2004

Theodore S. Li

/s/ Hui Cynthia Lee	Director and Secretary	March 30, 2004

Hui Cynthia Lee

/s/ Jey Hsin Yao	Director	March 30, 2004

Jey Hsin Yao

/s/ Hank C. Ta	Director	March 30, 2004

Hank C. Ta

/s/ Raymond Crouse	Director	March 30, 2004

Raymond Crouse

PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

 INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
Pacific Magtron International Corp.

We have audited the accompanying consolidated balance sheets of Pacific Magtron International Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Magtron International Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and is projecting losses in 2004. Further, during the year ended December 31, 2003, the Company triggered a redemption provision in its Series A Redeemable Convertible Preferred Stock agreement thereby creating a current liability. In addition, the Company was in violation of certain of its debt covenants, which violations, were waived, and the Company’s common stock has been delisted from the NASDAQ SmallCap Market. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Mountain View, California March 12, 2004

REPORT OF BDO SEIDMAN LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders Pacific Magtron International Corp.

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Pacific Magtron International Corp. and subsidiaries (the Company) for the year ended December 31, 2001. We have also audited Schedule II - Valuation and Qualifying Accounts as of and for the year ended December 31, 2001. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Pacific Magtron International Corp. and subsidiaries’ operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule referred to above presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2001.

/s/ BDO SEIDMAN, LLP

San Francisco, California
March 6, 2002

PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$1,491,700	$1,901,100
Restricted cash	395,000	250,000
Accounts receivable, net of allowance for
doubtful accounts of $281,800 and
$305,000 in 2003 and 2002, respectively	4,350,900	5,124,100
Other receivables	673,300	—
Inventories	2,853,100	3,370,500
Prepaid expenses and other current assets	280,800	459,100
Income tax refund receivable	—	1,472,800
Assets from discontinued operations	233,500	—

Total Current Assets	10,278,300	12,577,600

Property and equipment, net	4,157,400	4,495,400

Deposits and other assets	336,700	194,000

	$14,772,400	$17,267,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable	$66,100	$60,800
Floor plan inventory loans	1,369,200	901,600
Accounts payable	7,140,900	7,781,800
Accrued expenses	228,500	559,100
Contingent settlement of Common Stock Warrants	55,700	161,600
Series A Mandatorily Redeemable Convertible
Preferred Stock	958,600	—
Liabilities from discontinued operations	275,900	—

Total Current Liabilities	10,094,900	9,464,900

Notes Payable, less current portion	3,103,400	3,169,500

Preferred Stock, $0.001 par value; 5,000,000
Shares authorized;
4% Series A Redeemable Convertible Preferred
Stock; 1,000 shares designated; 600 shares
issued and outstanding	—	190,400

Shareholders’ Equity:
Common stock, $0.001 par value; 25,000,000
shares authorized; 10,485,062 shares issued
and outstanding	10,500	10,500
Additional paid-in capital	2,036,400	2,007,900
Retained earnings (accumulated deficit)	(472,800)	2,423,800

Total Shareholders’ Equity	1,574,100	4,442,200

	$14,772,400	$17,267,000

See accompanying notes to consolidated financial statements.

PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Sales	$74,327,000	$67,453,800	$71,738,800
Cost of sales	69,773,200	63,467,800	67,172,200

Gross profit	4,553,800	3,986,000	4,566,600
Selling, general and
administrative expenses	6,064,300	6,238,700	7,206,500

Loss from continuing operations
before other income (expense),
income tax benefit,
and minority interest	(1,510,500)	(2,252,700)	(2,639,900)

Other income (expense):
Interest income	3,200	14,100	91,000
Interest expense	(170,500)	(166,100)	(231,300)
Litigation settlement	(95,000)	—	—
Change in fair value of
warrants issued	105,800	235,700	—
Other expense, net	(27,500)	(44,500)	(1,600)

Total other income (expense)	(184,000)	39,200	(141,900)

Loss from continuing operations
before income tax benefit
and minority interest	(1,694,500)	(2,213,500)	(2,781,800)
Income tax benefit	—	(736,300)	(724,300)

Loss from continuing operations
before minority interest	(1,694,500)	(1,477,200)	(2,057,500)
Minority interest	—	2,200	12,800

Loss from continuing operations	(1,694,500)	(1,475,000)	(2,044,700)

Discontinued operations:
Loss from discontinued
operations of:
Frontline Network Consulting,
Inc., net of tax benefit
in 2002 and 2001	(297,900)	(835,300)	(676,100)
Lea Publishing Inc., net of
tax benefit in 2002 and 2001	(106,300)	(525,600)	(129,900)
Loss from disposal of:
Frontline Network Consulting,
Inc	(13,700)	—	—
Lea Publishing Inc.	(16,000)	—	—

Loss from discontinued
operations	(433,900)	(1,360,900)	(806,000)

Accretion of discount and deemed
dividend related to beneficial
conversion of Series A
Convertible Preferred Stock	(24,900)	(274,200)	—
Accretion of redemption value of
Series A Convertible Preferred
Stock	(743,300)	—	—

Net Loss applicable to
common shareholders	$(2,896,600)	$(3,110,100)	$(2,850,700)

Basic and diluted loss per share:
Loss from continuing operations
applicable to common
shareholders	$(0.24)	$(0.17)	$(0.20)
Loss from discontinued
operations applicable to
common shareholders	(0.04)	(0.13)	(0.08)

Net loss applicable to common
shareholders	$(0.28)	$(0.30)	$(0.28)

Shares used in basic and diluted
per share calculation	10,485,062	10,485,062	10,280,062

See accompanying notes to consolidated financial statements.

PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount

Balance at December 31,
2000	10,100,000	$10,100	$1,463,100	$8,384,600	$9,857,800

Issuance of Common Stock in
exchange for advertising
services	333,400	300	199,700	—	200,000

Purchase of assets in
exchange for stock	16,100	—	20,000	—	20,000

Exercise of stock options	56,000	100	55,200	—	55,300

Tax benefit of stock
options exercised	—	—	22,100	—	22,100

Repurchase and retirement
of treasury stock	(20,400)	—	(14,600)	—	(14,600)
Net Loss	—	—	—	(2,850,700)	(2,850,700)

Balance at December 31,
2001	10,485,100	$10,500	$1,745,500	$5,533,900	$7,289,900

Deemed dividend associated
with beneficial conversion
feature of convertible
preferred stock	—	—	260,000	(260,000)	—

Vesting portion of 300,000
common stock warrants
issued as payment of
consulting services	—	—	2,400	—	2,400

Preferred stock accretion	—	—	—	(14,200)	(14,200)

Net Loss	—	—	—	(2,835,900)	(2,835,900)

Balance at December 31,
2002	10,485,100	$10,500	$2,007,900	$2,423,800	$4,442,200

Vesting portion of 300,000
common stock warrants
issued as payment of
consulting services	—	—	28,500	—	28,500

Preferred stock accretion	—	—	—	(768,200)	(768,200)

Net Loss	—	—	—	(2,128,400)	(2,128,400)

Balance at December 31,
2003	10,485,100	$10,500	$2,036,400	$(472,800)	$1,574,100

See accompanying notes to consolidated financial statements.

PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss applicable to common shareholders	$(2,896,600)	$(3,110,100)	$(2,850,700)
Less: Loss from discontinued operations	(433,900)	(1,360,900)	(806,000)
Accretion of discount related to Series A
Convertible Preferred Stock	(24,900)	(274,200)	—
Accretion of redemption value of Series A
Convertible Preferred Stock	(743,300)	—	—

Net loss from continuing operations	(1,694,500)	(1,475,000)	(2,044,700)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depreciation and amortization	315,700	244,100	245,700
Gain on disposal of property and equipment	—	(8,100)	—
Provision (benefit) for doubtful accounts	(45,400)	(140,000)	450,500
Deferred income taxes	—	778,800	(704,800)
Impairment loss on investments	—	—	718,000
Changes in fair value of warrants	(105,800)	(235,700)	—
Minority interest in losses of subsidiary	—	(2,200)	(32,900)
Changes in operating assets and liabilities:
Accounts receivable	266,300	(423,700)	(145,000)
Other receivables	(673,300)	—	—
Inventories	485,500	(563,400)	929,600
Prepaid expenses and other current assets	(1,900)	122,700	283,300
Income tax refunds receivable	1,472,800	(1,073,600)	(183,500)
Accounts payable	(360,100)	2,886,200	(373,400)
Accrued expenses	17,100	(51,500)	(233,000)

NET CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS	(323,600)	58,600	(1,090,200)
NET CASH USED IN DISCONTINUED OPERATIONS	(146,800)	(956,600)	(543,800)

NET CASH USED IN OPERATING ACTIVITIES	(470,400)	(898,000)	(1,634,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(63,000)	(57,700)
Proceeds from sale of property and equipment	5,100	36,400	—
Notes receivable from shareholders	—	—	171,400
Deposits and other assets	—	24,300	(7,500)

NET INVESTING ACTIVITIES OF CONTINUING OPERATIONS	5,100	(2,300)	106,200
NET INVESTING ACTIVITIES OF DISCONTINUED
OPERATIONS	44,100	(86,800)	(206,200)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	49,200	(89,100)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in floor plan
inventory loans	467,600	(520,500)	92,600
Principal payments on notes payable	(60,800)	(55,900)	(51,400)
Restricted cash	(395,000)	—	(250,000)
Proceeds from issuance of Common Stock
under stock option plan	—	—	55,300
Net proceeds from issuance of redeemable
convertible preferred stock and warrants	—	477,500	—
Proceeds from sale of PMIGA stock to
minority shareholder	—	—	15,000

NET FINANCING ACTIVITIES OF CONTINUING OPERATIONS	11,800	(98,900)	(138,500)
NET FINANCING ACTIVITIES OF DISCONTINUED
OPERATIONS	—	(122,900)	108,300

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,800	(221,800)	(30,200)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(409,400)	(1,208,900)	(1,764,200)

CASH AND CASH EQUIVALENTS:
Beginning of year	1,901,100	3,110,000	4,874,200

End of year	$1,491,700	$1,901,100	$3,110,000

See accompanying notes to consolidated financial statements.

PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The consolidated financial statements of Pacific Magtron International Corp. (the “Company” or “PMIC”) include its subsidiaries, Pacific Magtron, Inc. (PMI), Pacific Magtron (GA) Inc. (PMIGA) and LiveWarehouse, Inc. (LW).

PMI and PMIGA’s principal activity consists of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. LW distributes certain computer and electronics products and sells consumer computer products through the internet.

In August 2000, PMI formed PMIGA, a Georgia corporation whose principal activity is the wholesale distribution of PMI’s products in the eastern United States market. During 2001, PMIGA sold 15,000 shares of its common stock to an employee for $15,000. In June 2002, PMIGA repurchased and retired the 15,000 employee owned shares. As a result, PMIGA is 100% owned by PMI.

In December 2001, the Company incorporated LW, a wholly-owned subsidiary of the Company, to provide consumers a convenient way to purchase computer products over the internet.

In May 1998, PMI formed its Frontline Network Consulting (Frontline) division, a corporate information systems group that served the networking and personal computer requirements of corporate customers. In July 2000, the Company formed Frontline Network Consulting, Inc. (FNC), a California corporation. Effective October 1, 2000, PMI transferred the assets and liabilities of Frontline to FNC. Concurrently, FNC issued 20,000,000 shares of common stock to the Company and became a wholly-owned subsidiary. On January 1, 2001, FNC issued 3,000,000 shares of its common stock to three key FNC employees for past services rendered pursuant to certain Employee Stock Purchase Agreements. As a result of this transaction, the Company’s ownership interest in FNC was reduced to 87%. In August 2001 and in March 2002, FNC repurchased and retired a total of 2,000,000 of its shares from former employees at $0.01 per share, resulting in an increase in the Company’s ownership of FNC from 87% to 95%.

In May 1999, the Company entered into a Management Operating Agreement which provided for a 50% ownership interest in Lea Publishing, LLC (Lea), a California limited liability company formed in January 1999 to develop, sell and license software designed to provide internet users, resellers and providers with advanced solutions and applications. In June 2000, the Company increased its direct and indirect interest in Lea to 62.5% by completing its investment in 25% of the outstanding common stock of Rising Edge Technologies, Ltd. (Rising Edge), the other 50% owner of Lea, which was a development stage company. In December 2001, the Company entered into an agreement with Rising Edge and its principal owners to exchange the 50% Rising Edge ownership interest in Lea for the Company’s 25% ownership interest in Rising Edge. As a consequence, PMIC owns 100% of Lea and no longer has an ownership interest in Rising Edge. No amounts were recorded for the 50% Rising Edge ownership interest in Lea received in this exchange because of the write-down of the Rising Edge investment to zero in the fourth quarter of 2001. In May 2002, the Company formed Lea Publishing, Inc., a California corporation. Effective June 1, 2002, Lea Publishing, LLC transferred all of its assets and liabilities to Lea Publishing, Inc.

On October 15, 2001, the Company formed an investment holding company, PMI Capital Corporation (PMICC), a wholly owned subsidiary of the Company, for the purpose of acquiring companies or assets deemed suitable for PMIC’s organization. In October 2001, the Company acquired through PMICC certain assets and assumed the accrued vacation of certain employees of Live Market, Inc. in exchange for a cash payment of $85,000. The LiveMarket assets were then transferred to Lea. PMICC was dissolved in the third quarter of 2003.

During the second quarter of 2003, the Company sold substantially all the intangible assets of FNC to a third party. The Company also sold all the intangible assets and certain tangible assets of Lea to certain of Lea’s employees (see note 2).

BASIS OF ACCOUNTING

The Company incurred a net loss applicable to common shareholders of $2,896,600, $3,110,100 and $2,850,700 for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, the Company also triggered a redemption provision in its Series A redeemable convertible preferred stock agreement and as a result, has increased the value of such stock to its redemption value and reclassified it as a current liability. In addition, the Company was in violation of certain of its debts covenants, which violations were subsequently waived. Based on anticipated future results, it is probable that the Company will be out of compliance with certain of the covenants. If this were to occur and waivers for the violations could not be obtained, the Company’s inventory flooring line might be terminated and loan payments on its inventory flooring line and mortgage loan might be accelerated. Further, the Company’s common stock was delisted from the NASDAQ Small Cap market effective April 30, 2003 as a result of  the Company being out of compliance with the NASDAQ’s minimum market value and minimum common stock bid price requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management believes that its downsizing through the disposal of its subsidiaries, FNC, Lea and PMICC, and its continued cost-cutting measures to reduce overhead at all of its remaining subsidiaries and an improving economy will enable it to achieve profitability. However, there can be no assurance that the Company will be able to achieve a profitable level of operations in 2004 or beyond.  If the Company is unable to do so, it would have to obtain additional equity or debt financing or sell a sufficent amount of its assets to retire the Textron and Wells Fargo credit facilities.  There can be no assurance the the Company will be able to obtain debt or equity financing or obtain it on terms acceptable to the Company.  If the Company was forced to liquidate its assets, whether through a bankruptcy proceeding or otherwise, there can be no assurance that the Company could raise sufficient proceeds to meet its obligations or remain an economically viable enterprise. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of PMIC and its wholly-owned subsidiaries, PMI, PMIGA and LW. All inter-company accounts and transactions have been eliminated in consolidation. During the second quarter 2003, the Company sold substantially all the intangible assets of FNC and all of the intangible assets and certain tangible assets of Lea. In addition, during the third quarter 2003, PMICC was dissolved. The activities of FNC, Lea and PMICC have been reclassified for reporting purposes as discontinued operations for all periods presented in the accompanying statements of operations and cash flows.

RECLASSIFICATIONS

Certain 2002 and 2001 financial statement amounts have been reclassified to conform to the 2003 financial statement presentation.

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustment history, current economic conditions, credit insurance levels, and other factors that deserve recognition in estimating potential losses. Our allowance for doubtful accounts includes receivables past due over 90 days, returned checks and an estimated percentage of the receivables currently due. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management’s control.

INVENTORIES

Inventories, consisting primarily of finished goods, are stated at the lower of cost (weighted average cost method) or market.

PROPERTY AND EQUIPMENT AND OTHER LONG-LIVED ASSETS

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

Building and improvements	39 years
Furniture and fixtures	5 to 7 years
Computers and equipment	3 to 5 years
Automobiles	5 years
Software	3 years

The Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company adjusts the asset to its estimated fair value. The fair value of an asset is determined by the Company as the amount at which that asset could be bought or sold in a current transaction between willing parties or the present value of the estimated future cash flows from the asset. The asset value recoverability test is performed by the Company on an on-going basis. As further discussed in Note 16, the Company recorded an impairment loss in 2001 related to the write-down of its investments in Rising Edge and TargetFirst to zero. The impairment loss recognized for Rising Edge was based on operations history, projections and a change in focus of the investee’s business. The impairment loss recognized for Target First resulted from an analysis of the investee’s recurring operating losses and cash available for use in operations.

REVENUE RECOGNITION

The Company recognizes sales of computer and related products upon delivery of goods to the customer (generally upon shipment) and the customer takes ownership and assumes risk of loss, provided no significant obligations remain and collectibility is probable. A provision for estimated product returns is established at the time of sale based upon historical return rates, which have typically been insignificant, adjusted for current economic conditions. The Company generally does not provide volume discounts or rebates to its customers.

ADVERTISING AND PROMOTIONAL EXPENSES

Advertising and promotional expenses, except for certain radio advertising credits, are expensed when incurred. Radio advertising credits are expensed when utilized and are included in other selling, general and administrative expenses in the accompanying consolidated statements of operations. Included in prepaid expenses and other current assets as of December 31, 2003 and 2002 are $61,100 and $150,000, respectively, representing the outstanding balance of radio advertising credits (See note 14 to the financial statements). Advertising and promotional expenses were $99,800, $303,900, and $140,000, in 2003, 2002 and 2001, respectively.

WARRANTY REPAIRS

The Company is principally a distributor of numerous electronics products, for which the original equipment manufacturer is responsible and liable for product repairs and service. Amounts claimed in excess of manufacturers’ warranties are estimated and charged to expense based on historical amounts and the mixed of products recently sold. The Company has experienced an insignificant amount of claims in excess of the manufacturers’ warranties.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits are subject to a valuation allowance when management believes it is more likely than not that the deferred tax assets will not be realized.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, the Company adjusts the asset group to its estimated fair value. The fair value of an asset group is determined by the Company as the amount at which that asset group could be bought or sold in a current transaction between willing parties or the present value of the estimated future cash flows from the asset. The asset value recoverability test is performed by the Company on an on-going basis. As of December 31, 2003, all long-lived assets were estimated to be recoverable. As further discussed in Note 16, the Company recorded an impairment loss in 2001 related to the write-down of its investments in Rising Edge and TargetFirst, Inc. (TargetFirst) to zero. The impairment loss recognized for Rising Edge was based on operations history, projections and a change in focus of the investee’s business. The impairment loss recognized for TargetFirst resulted from an analysis of the investee’s recurring operating losses and cash available for use in operations.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of long-term debt and floor plan inventory loans is estimated based on current interest rates available to the Company for debt instruments with similar terms and remaining maturities. At December 31, 2003 and 2002, the fair value of long-term debt, which consisted of a bank loan and an SBA loan relating to the Company’s facility in Milpitas, California, was approximately $3,316,000 and $3,346,300, respectively. The bank loan had an outstanding balance of $2,360,900 and $2,387,500 as of December 31, 2003 and 2002, respectively. The carrying value of the bank loan, which contains an adjustable interest rate provision based on the market interest rate, approximates its fair value. The SBA loan had an outstanding amount of $808,600 and $842,800 at December 31, 2003 and 2002, respectively. The estimated fair value of the SBA loan was $955,100 and $958,800 as of December 31, 2003 and 2002, respectively. The fair value of the SBA loan was estimated based on the present value of the future payments discounted by the market interest rate for similar loans at December 31, 2003 and 2002. The fair values of accounts receivable, other receivable, accounts payable and floor plan inventory loans approximates their carrying values because of the short maturity of these instruments.

LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the year ended December 31, 2003, options and warrants to purchase 1,094,000 shares of the Company’s common stock and 852,200 shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive. During the year ended December 31, 2002, options and warrants to purchase 1,302,800 shares of the Company’s common stock and 818,900 shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive. During the year ended December 31, 2001, options to purchase 794,600 shares of the Company’s common stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

The following is the computation of the Company’s basic and diluted loss per share:

	Year Ending December 31,
	2003	2002	2001
Loss from continuing operations	$(1,694,500)	$(1,475,000)	$(2,044,700)
Accretion of discount and deemed
dividend related to beneficial
conversion of Series A
Convertible Preferred Stock	(24,900)	(274,200)	—
Accretion of redemption value of
Series A Convertible Preferred
Stock	(743,300)	—	—

Loss from continuing operations
applicable to common
shareholders	$(2,462,700)	$(1,749,200)	$(2,044,700)
Loss from discontinued
operations	(433,900)	(1,360,900)	(806,000)

Net Loss applicable to
common shareholders	$(2,896,600)	$(3,110,100)	$(2,850,700)

Basic and diluted loss per share -
Loss from continuing operations
applicable to common
shareholders	$(0.24)	$(0.17)	$(0.20)

Loss from discontinued
operations	$(0.04)	$(0.13)	$(0.08)

Net loss applicable to common
shareholders	$(0.28)	$(0.30)	$(0.28)

Shares used in basic and diluted
per share calculation	10,485,100	10,485,100	10,280,100

STOCK OPTION PLAN

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net loss if the fair-valued-based method had been applied to all outstanding and unvested awards in each period. The Company estimates the fair value and stock options at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions use for grants in 2002 and 2001: no yield; expected volatility of 311% and 152%, risk-free interest rates of 4% and 5.0% and expected lives of four years for all plan options.

Had the Company adopted the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Year Ending December 31,
	2003	2002	2001

Net loss applicable to common
shareholders:
As reported	$(2,896,600)	$(3,110,100)	$(2,850,700)
Add: total stock based employee
compensation expense determined
using the fair value method for
all awards, net of tax	(17,600)	(71,200)	(627,400)

Pro forma	$(2,914,200)	$(3,181,300)	$(3,478,100)

Basic and diluted loss per share:
As reported	$(0.28)	$(0.30)	$(0.28)
Pro forma	$(0.28)	$(0.30)	$(0.34)

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 by the Company had no impact on its financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 requires a guarantor to (i) include disclosure of certain obligations and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. The adoption of FIN 45 had no impact on the Company’s disclosures as of December 31, 2002. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 29, 2002. Interpretation No. 45 had no impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the fair-value-based method would have on reported net income and earnings per share and to require prominent disclosure about the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company accounts for its stock option plan in accordance with the recognition and measurement principles of Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. Disclosures required by this Statement are included in Note 1 to the audited consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46R did not have an impact on the Company’s consolidated financial position or results of operations.

In November 2002, the Emerging Issues Task Force (EITF) issued No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to separate units of accounting. EITF Issue No. 00-21 was effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company’s adoption of EITF Issue No. 00-21 did not impact its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement of financial statements for earlier years presented is not permitted. FASB Staff Position No. FAS 150-3 deferred certain provisions of SFAS No. 150 for certain mandatory redeemable non-controlling interests. The Company adopted SFAS No. 150 beginning the third quarter 2003. The Company’s adoption of SFAS No. 150 did not impact its consolidated financial position or results of operations.

In December 2003, FASB Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company’s adoption of SFAS No. 132 did not impact its consolidated financial statements.

2.   DISCONTINUED OPERATIONS

On June 2, 2003, the Company entered into an agreement to sell substantially all of FNC’s intangible assets to an unrelated party for a note in the amount of $15,000. The Company recorded a loss of $13,700 on the sale of the FNC assets.

On June 30, 2003, the Company sold substantially all of Lea’s intangible assets and certain equipment to certain of the Lea’s employees. The Company also entered into a Proprietary Software License and Support Agreement with the purchaser requiring the purchaser to provide certain electronic commerce support services to LW for a term of two years beginning July 1, 2003. The Company received $5,000 on the transaction closing date and the electronic commerce support services contract valued at $48,000 which is based on the number of service hours to be provided. The Company recorded a loss of $16,000 on the sale of the Lea assets.

On June 6, 2003 the Board of Directors authorized the dissolution of PMICC. PMICC, which was dissolved in the third quarter 2003, had no activities since 2002 and had no assets or liabilities.

The operating results, including the loss from disposal of assets, of FNC and Lea for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Year Ending December 31,
	2003	2002	2001

FNC:
Net sales	$1,313,500	$2,378,300	$3,022,200
Loss before income tax benefit	(311,600)	(1,195,900)	(966,100)
Income tax benefit	—	(360,600)	(290,000)

Net loss	$(311,600)	$(835,300)	$(676,100)

Lea:
Net sales	$179,700	$496,600	$250,700
Loss before income tax benefit	(122,300)	(751,000)	(193,900)
Income tax benefit	—	(225,400)	(64,000)

Net loss	$(122,300)	$(525,600)	$(129,900)

3.  RELATED PARTY TRANSACTIONS

During the first quarter of 2002, the Company made short-term salary advances to a shareholder/officer totaling $30,000, without interest. These advances were recorded as a salary paid to the shareholder/officer during the second quarter ended June 30, 2002.

The Company sold computer products to a company owned by a member of the Board of Directors of the Company. During 2003, 2002 and 2001, the Company recognized $102,400, $527,400 and $476,200, respectively, in sales revenues from this company. Included in accounts receivable as of December 31, 2002 is $27,000 due from this related party. There was no amount due from this related party as of December 31, 2003.

See note 16 to the financial statements relating to the investment in Lea. On June 30, 2003, the Company sold substantially all of Lea’s intangible assets and certain equipment to certain of the Lea’s employees (see note 2 to the consolidated financial statements).

In 2001 FNC acquired certain assets of Technical Insights in exchange for 16,100 shares of PMIC common stock. Under the purchase agreement, among other terms, FNC was required to pay $126,000 to the sellers upon completion and full settlement of a sale transaction as specified in the agreement. On October 2001 the sellers became employees of FNC. As a result of the profit sharing arrangement, the $126,000 payment due to the sellers was recorded as compensation expense by the Company. In January 2002, this balance was paid to the sellers/employees under the terms of the purchase agreement.

4.   ACCOUNTS RECEIVABLE AGREEMENTS

On April 1, 2003, the Company purchased a credit insurance policy from American Credit Indemnity covering certain accounts receivable up to $2,000,000 of losses. This policy expires on March 31, 2004. The Company also entered into an insurance agreement with ENX, Inc. for its accounts receivables for one year beginning April 7, 2003. Under the agreement, the Company sells its past-due accounts receivables from pre-approved customers with pre-approved credit limits under certain conditions. The commission is 0.5% of the approved invoice amounts with a minimum annual commission of $50,000. As of December 31, 2003, approximately $687,000 of the outstanding receivables was approved by ENX.

5.   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31, 2003 and 2002:

DECEMBER 31,	2003	2002

Building and improvements	$3,274,400	$3,274,400
Land	1,158,600	1,158,600
Furniture and fixtures	374,800	393,300
Computers and equipment	693,100	795,100
Automobiles	116,500	116,500

	5,617,400	5,737,900
Less accumulated depreciation	1,460,000	1,242,500

	$4,157,400	$4,495,400

6.  NOTES PAYABLE

The Company’s wholly-owned subsidiary, PMI, has obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank’s 90-day LIBOR rate (1.25% as of December 31, 2003) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration (SBA) loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and is secured by the underlying property.

Under the bank loan, PMI is required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, and to have no consecutive quarterly losses. In addition, PMI is required to achieve net income on an annual basis. As of December 31, 2003 and 2002, PMI was in violation of the quarterly loss and annual income covenants which constituted an event of default under the loan agreement and gave the bank the right to call the loan. Waivers of the loan covenant violations were obtained from the bank that extended through December 31, 2003. As a condition for these waivers, the Company transferred $250,000 to a restricted account as a reserve for debt service. This amount has been reflected as long-term restricted cash and included in Deposits and Other Assets in the accompanying consolidated balance sheet. Based on anticipated future results, it is probable that the Company be out of compliance with certain of these covenants. If this were to occur and a waiver for the violation cannot be obtained, the Company would be required to classify the bank loan as current, which would cause the Company to be out of compliance with another financial covenant included in its inventory flooring facility with Textron Financial Corporation as discussed in note 7 to the consolidated financial statements.

The outstanding balances of the notes payable as of December 31, 2003 and 2002 are as follows:

	2003	2002

Bank loan	$2,360,900	$2,387,500
SBA loan	808,600	842,800

	3,169,500	3,230,300
Less current portion	66,100	60,800

	$3,103,400	$3,169,500

The aggregate amount of future maturities for notes payable are as follows:

YEARS ENDING DECEMBER 31,	Amount

2004	66,100
2005	71,900
2006	78,200
2007	2,310,600
2008	49,900
Thereafter	592,800

$3,169,500

7.  FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

On July 13, 2001, PMI and PMIGA (the Companies) obtained a $4 million ($3 million effective October 2002) accounts receivable and inventory financing facility from Transamerica Commercial Finance Corporation (Transamerica). Under the Transamerica financing facility, the Companies were required to maintain certain financial covenants. However, the Companies did not meet the minimum tangible net worth and profitability covenants as of June 30, 2002, September 30, 2002 and December 2002. This constituted a technical default and gave Transamerica, among other things, the right to call the loan and immediately terminate the credit facility. On January 7, 2003, Transamerica elected to terminate the credit facility effective April 7, 2003.

In May 2003, PMI obtained a $3,500,000 inventory financing facility, which includes a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan, from Textron Financial Corporation (Textron). The credit facility is guaranteed by PMIC, PMIGA, FNC, Lea, LW and two shareholders/officers of the Company and may be  discontinued by Textron at any time at its sole discretion. Borrowings under the inventory line are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (10% at December 31, 2003). The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the eligible accounts receivables and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. PMI and PMIC are required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, a minimum tangible capital funds and required levels of profitability. As of September 30, 2003, the Company was out of compliance with the maximum leverage ratio covenant for which a waiver was obtained. As of December 31, 2003, the Company was out of compliance with the maximum leverage ratio covenant and the minimum tangible capital funds for which a waiver has been obtained through March 31, 2004. Based on the anticipated future results, it is probable that the Company will be out of compliance with certain of these covenants. If this were to occur and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. Upon termination, there is no assurance that the Company would have the funding necessary to finance its future inventory purchases at levels necessary to achieve profitability. The Company is also required to maintain $250,000 in a restricted account as a pledge to Textron. This amount has been reflected as restricted cash in the accompanying consolidated financial statements. As of December 31, 2003, the outstanding balance of this loan was $1,369,200 which is classified as a current liability on the accompanying consolidated balance sheet.

8.  INCOME TAXES

There was no income tax benefit (expense) recoded for the year ended December 31, 2003. For the years ended December 31, 2002 and 2001, income tax benefit (expense) comprises:

2002	Current	Deferred	TOTAL

Federal	$873,000	(131,000)	$742,000
State	(5,700)	—	(5,700)

	$867,300	(131,000)	$736,300

2001	Current	Deferred	TOTAL

Federal	$24,800	$698,500	$723,300
State	(5,300)	6,300	1,000

	$19,500	$704,800	$724,300

The following summarizes the differences between the income tax (benefit) expense and the amount computed by applying the Federal income tax rate of 34% in 2003, 2002 and 2001 to income before income taxes:

YEARS ENDING DECEMBER 31,	2003	2002	2001
Federal income tax benefit
at statutory rate	$723,700	$1,414,300	$1,347,000
State income taxes benefit (expense),
net of federal benefit	—	(5,700)	230,100
Other non-taxable income and
non-deductible expenses	(33,000)	55,100	(96,000)
Change in deferred tax assets	784,100	(432,500)	—
Change in valuation allowance	(784,100)	(380,500)	(402,800)
Net operating loss not currently utilized	(689,300)	—	—
Benefits recognized due to changes
in tax laws	—	648,000	—
Other	(1,400)	23,600	—
Federal income tax benefit allocated
to discontinued operations	—	(586,000)	(354,000)

Income tax benefit	$—	$736,300	$724,300

The Company reported income tax benefits of $1,322,300 for the year ended December 31, 2002 and $1,078,200 for the year ended December 31, 2001 arising from the losses incurred in those years. In March 2002, the Job Creation and Worker Assistance Act of 2002 (“the Act”) was enacted. The Act extended the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred for any taxable year ending in 2001 and 2002. On June 12, 2002, the Company received a federal income tax refund of $1,034,700 attributable to 2001 net operating loss carried back. On March 20, 2003, the Company received a federal income tax refund of $1,427,400 attributable to 2002 net operating loss carried back. As a result, the Company recorded a valuation allowance for its net deferred tax assets, including its federal and state net operating loss for the year ended December 31, 2003. There was no tax benefit recorded relating to the increase in deferred tax assets. As of December 31, 2003, the Company had a net operating loss carry forwards of approximately $2,027,000 that will expire in 2015, if not utilized, available to offset future federal taxable income.

California limits the amount that could be carried forward to 55% of the losses incurred in 2001 and 60% of the losses incurred in 2002 and 2003. As of December 31, 2003, the Company had California state net operating loss (NOL) carry forwards of approximately $4,723,000 to offset future taxable income. The net operating loss carry forwards of $3,665,000 and $1,058,000 expires, if not utilized, in 2014 and 2015, respectively.

Deferred tax assets and liabilities as of December 31, 2003 and 2002 were comprised of the following:

	2003	2002

Deferred tax assets:
Reserves (primarily the allowance for
doubtful accounts) not currently
deductible	$130,300	$132,400
Accrued compensation and benefits	19,000	23,900
Capital loss carryover	333,800	335,700
NOL carryover	1,106,800	354,600
Others	6,900	12,400
Accumulated depreciation	(29,300)	(75,600)

	1,567,500	783,400
Valuation allowance	(1,567,500)	(783,400)

Net deferred tax assets	$—	$—

Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions. The Company has evaluated all significant available positive and negative evidence, the existence of losses in the recent years and forecast of future taxable income (loss) in determining the need for a valuation allowance. At December 31, 2003 and 2002, the Company has recorded a valuation allowance, relating principally to the capital loss carryover, Federal and California net operating loss carryover and reserves not currently deductible, against the net deferred tax assets to reduce them to amounts that are more likely than not to be realized. The net increase in the total valuation allowance for the year ended December 31, 2003 and 2002 was $784,100 and $380,500, respectively.

During 2001, the Company recorded a $22,100 tax benefit of stock options exercised as a credit to additional paid-in-capital.

9.   LEASE COMMITMENTS

The Company leases office space, equipment, and vehicles under various operating leases. The leases for office space provide for the payment of common area maintenance fees and the Company’s share of any increases in insurance and property taxes over the lease term.

Future minimum obligations under these non-cancelable operating leases are as follows:

YEAR ENDING DECEMBER 31,	Amount

2004	$56,700
2005	26,100
2006	2,000

$84,800

Total rent expense associated with all operating leases for the years ended December 31, 2003, 2002 and 2001 was $133,800, $164,700 and $116,900, respectively.

10.  MAJOR VENDORS

One vendor accounted for approximately 18%, 11%, and 10% of total purchases by the Company for the years ended December 31, 2003, 2002, and 2001, respectively. One other vendor accounted for 17% of purchases for the year ended December 31, 2003. Management believes other vendors could supply similar products on comparable terms as those provided by the major vendors. A change in suppliers, however, could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

11.  EMPLOYEE BENEFIT PROGRAM-401(k) PLAN

The Company has a 401(k) plan (the Plan) for its employees. The Plan is available to all employees who have reached the age of twenty-one and who have completed three months of service with the Company. Under the Plan, eligible employees may defer a portion of their salaries as their contributions to the Plan. Company contributions are discretionary, subject to statutory maximum levels. Company contributions to the Plan totaled $3,400 for the year ended December 31, 2001. There were no contributions by the Company in 2003 and 2002.

12.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with what it believes are reputable financial institutions. As of December 31, 2003 and 2002, the Company had deposits at one financial institution which aggregated $1,191,700 and $1,665,900 (including restricted cash of $250,000), respectively. As of December 31, 2003 and 2002, the Company had deposits amounting to $692,300 and $482,700, respectively, at two other financial institutions. Such funds are insured by the Federal Deposit Insurance Company up to $100,000 for each bank account. The Company has another $250,000 deposited into a reserve account with Textron.

A significant portion of the Company’s revenues and accounts receivable are derived from sales made primarily to unrelated companies in the computer industry and related fields located throughout the United States. For the years ended December 31, 2003, 2002 and 2001, no individual customer accounted for more than 10% of sales. The Company believes any risk of credit loss is significantly reduced due to the use of various levels of credit insurance, diversity in customers, geographic sales areas and extending credit based on established limits or terms. The Company performs credit evaluations of its customers’ financial condition whenever necessary, and generally does not require collateral for sales on credit.

13.  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock that may be issued in one or more series and with such stated value and terms as may be determined by the Board of Directors. The Company has designated 1,000 shares as 4% Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) with a stated value per share of $1,000 plus all accrued and unpaid dividends.

On May 31, 2002 the Company entered into a Preferred Stock Purchase Agreement with an investor (Investor). Under the agreement, the Company agreed to issue 1,000 shares of its Series A Preferred Stock at $1,000 per share. On May 31, 2002, the Company issued 600 shares of the Series A Preferred Stock to the Investor, and the remaining 400 shares would be issued when the registration statement that registers the common stock underlying the Series A Preferred Stock became effective. As part of the Preferred Stock Purchase Agreement, the Company issued a common stock purchase warrant to the Investor. The warrant may be exercised at any time within 3 years from the date of issuance and entitles the Investor to purchase 300,000 shares of the Company’s common stock at $1.20 per share and includes a cashless exercise provision. The Company also issued a common stock purchase warrant with the same terms and conditions for the purchase of 100,000 shares of the Company’s common stock to a broker who facilitated the transaction as a commission.

The holder of the Series A Preferred Stock is entitled to cumulative dividends at the rate of 4% per annum, payable on each Conversion Date, as defined, in cash or by accretion of the stated value. The amount recorded as accretion of the stated value for the years ended December 31, 2003 and 2002 was $24,900 and $14,200, respectively. Dividends must be paid in cash, if among other circumstances, the number of the Company’s authorized common shares is insufficient for the conversion in full of the Series A Preferred Stock, or the Company’s common stock is not listed or quoted on Nasdaq, NYSE or AMEX. Each share of Series A Preferred Stock is non-voting and entitled to a liquidation preference of the stated value plus accrued and unpaid dividends. A sale or disposition of 50% or more of the assets of the Company, or completion of a transaction in which more than 33% of the voting power of the Company is disposed of, would constitute liquidation. At any time and at the option of the holder, each share of Series A Preferred Stock is convertible into shares of common stock at the Conversion Ratio, which is defined as the stated value divided by the Conversion Price. The Conversion Price is the lesser of (a) 120% of the average of the 5 Closing Prices immediately prior to the Closing Date on which the preferred stock was issued (the Set Price), and (b) 85% of the average of the 5 lowest VWAPs (the daily volume weighted average price as reported by Bloomberg Financial L.P. using the VAP function) during the 30 trading days immediately prior to the Conversion Date but not less than $0.75 (Floor Price). The Set Price and Floor Price are subject to certain adjustments, such as stock dividends.

The Company has the right to redeem the Series A Preferred Stock for cash at a price equal to 115% of the Stated Value plus accrued and unpaid dividends if (a) the Conversion Price is less than $1 during the 5 trading days prior to the redemption, or (b) the Conversion price is greater than 175% of the Set Price during the 20 trading days prior to the redemption. Upon the occurrence of a Triggering Event, such as failure to register the underlying common shares among other events as defined, the holder of the Series A Preferred Stock has the right to require the Company to redeem the Series A Preferred Stock in cash at a price equal to the sum of (a) the redemption amount (the greater of (i) 150% of the Stated Value or (ii) the product of the Per Share Market Value and the Conversion Ratio) plus other costs, and (b) the product of the number of converted common shares and Per Market Share Value. As the Series A Preferred Stock has conditions for redemption that are not solely within the control of the Company, such Series A Preferred Stock has been excluded from shareholders’ equity. As of December 31, 2003, the redemption value of the Series A Preferred Stock, if the holder had required the Company to redeem the Series A Preferred Stock as of that date, was $958,600.

The Company has accounted for the sale of preferred stock and related warrants in accordance with Emerging Issues Task Force (EITF) 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Owned Stock.”  Proceeds of $477,500 (net of $80,500 cash issuance costs) were received of which $222,500 (net of allocated issuance costs of $37,500) was allocated to the Series A Preferred Stock and $255,000 (net of allocated issuance costs of $43,000) was allocated to the detachable warrant based upon its fair value as computed using the Black-Scholes option pricing model. The $260,000 value of the beneficial conversion option on the 600 shares of Series A Preferred Stock was recorded as a deemed dividend on the date of issuance. The allocated $46,300 value (net of $53,000 allocated issuance costs) of the warrant issued to the broker who facilitated the transaction was recorded as a stock issuance cost relating to the sale of preferred stock. As a result, a total amount of $397,300 was allocated to the warrants and was included in the current liabilities. The related issuance costs of $96,000 allocated to the warrants were included in deposits and other assets and are being amortized over a 3-year period using a straight-line method. As of December 31, 2003, issuance costs of $48,000 have been amortized to expense. As of December 31, 2003, the carrying amount of the warrants was adjusted to the fair value of $55,700. The change in fair value of the warrants from the issuance date (May 31, 2002) to December 31, 2002 and for the year ended December 31, 2003 was $105,800 and $235,700, respectively. The change in fair value of the warrants is included as other income. As of December 31, 2003, 852,100 shares of common stock could have been issued if the Series A Preferred Stock were converted into common stock.

On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rules. On March 6, 2003 the Company requested a hearing before the Listing Qualifications Panel, at which it would request continued listing. The hearing was held on April 24, 2003. The Company was also notified by Nasdaq that the Company did not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock. Subsequent to the hearing on April 24, 2003, Nasdaq notified the Company that its common stock would be delisted from the Nasdaq SmallCap Market and such delisting took place on April 30, 2003. The Company’s common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company’s common stock enables the holder of the Company’s Series A Redeemable Convertible Preferred Shares to request the repurchase of such shares 60 days after the delisting date. The Company has increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value of $958,600 and has recorded an increase in loss applicable to common shareholders of $743,300 in the accompanying consolidated statement of operations. As of December 31, 2003 no demand for payment from the shareholder has been received. If such demand were to occur, there is no assurance that the Company would have the funding necessary to satisfy the liability. The Company has included its 4% Series A Redeemable Convertible Preferred Stock in current liabilities as of December 31, 2003.

14. CAPITAL STOCK

INVESTMENT BANKING SERVICES

On December 16, 2002, the Company issued warrants for the purchase of up to 300,000 shares of its common stock under terms of an agreement for investment banking services. Warrants to purchase 100,000 shares of the Company’s common stock were to vest immediately and warrants to purchase 200,000 shares were to vest 50% on June 16, 2003 and 50% on December 16, 2003. The Company accounted for this transaction in accordance with EITF No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. On June 16, 2003, the Company terminated this agreement and the warrants to purchase 200,000 shares were cancelled. For the years ended December 31, 2003 and 2002, the Company recorded $28,500 and $2,400, respectively, in expense related to this transaction.

STOCK ISSUED FOR SERVICES

On June 14, 2001, the Company issued 333,400 shares of its common stock to an unrelated party in exchange for radio advertising services to be received over a three-year period. All of the shares vested upon issuance and are non-forfeitable, resulting in a measurement date and final valuation of shares in the amount of $200,000 based upon the market price of the Company’s common stock on the date of issuance. Under the terms of the agreement, one-third of the radio advertising service credits expire in two years. Radio advertising service credits are expensed when utilized and are included in other selling, general and administrative expenses in the accompanying consolidated statements of operations. Included in prepaid expenses and other current assets as of December 31, 2003 and 2002 are radio advertising credits in the amount of $61,100 and $150,000, respectively.

STOCK OPTION PLAN

On July 16, 1998 the Company adopted the 1998 Stock Option Plan and reserved 1,000,000 shares of Common Stock for issuance under the Plan. Activity under the Plan is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

DECEMBER 31, 2000	706,700	293,300	2.78	2.05	3.6 Years
Options granted	(660,000)	660,000	0.94	0.80	—
Options forfeited	102,700	(102,700)	2.65	2.22	—
Options exercised	—	(56,000)	0.99	0.87	—

DECEMBER 31, 2001	149,400	794,600	1.40	1.08	3.8 Years
Options granted	(30,000)	30,000	0.95	0.85	—
Options forfeited	172,600	(172,600)	2.41	2.24	—

DECEMBER 31, 2002	292,000	652,000	$1.11	$0.76	3.1 Years
Options forfeited	58,000	(58,000)	2.63	2.33	—

DECEMBER 31, 2003	350,000	594,000	$0.96	$0.82	2.3 Years

The following table summarizes information about stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding as of 12/31/2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/2003	Weighted Average Exercise Price
$0.76	10,000	3.5 Years	$0.76	10,000	$0.76
$0.88	323,800	2.3 Years	$0.88	323,800	$0.88
$0.97	206,200	2.3 Years	$0.97	206,200	$0.97
$1.05	10,000	3.4 Years	$1.05	10,000	$1.05
$1.50	44,000	0.7 Years	$1.50	35,200	$1.50

	594,000	2.3 Years	$0.96	585,200	$0.95

Under the terms of the Plan, options are generally exercisable on the date of grant and expire from four to five years from the date of grant as determined by the Board of Directors. The Company applies Accounting Principles Board (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for the plan. Under APB Opinion No. 25, because the exercise price of the Company stock options equals or exceeds the estimated fair value of the underlying stock on the measurement date, no compensation cost is recognized.

On July 24, 2002, the Company entered into a service agreement with a consultant for a term of 180 days. The consultant was paid by granting options to purchase an aggregate of 200,000 shares of the Company’s common stock. On August 26, 2002 the Company terminated the agreement and cancelled the outstanding stock options. No expense was recorded by the Company in connection with this arrangement.

In January 2002, the Securities and Exchange Commission adopted new rules for the disclosure of equity compensation plans. The purpose of the new rues is to summarize the potential dilution that could occur from past and future equity grants under all equity compensation plans. The following provides tabular disclosure of the number of securities to be issued as of December 31, 2003 upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories - plans that have been approved by stockholders and plans that have not.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)

Equity compensation
plans approved by
stockholders	594,000	$0.96	350,000
Equity compensation
plans not approved
by stockholders	500,000	$1.20	—

Total	1,094,000	$1.07	350,000

15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash was paid during the years ended December 31, 2003, 2002 and 2001 for:

	YEAR ENDED DECEMBER 31,

	2003	2002	2001

Income taxes	$3,600	$5,700	$1,500

Interest	$170,500	$183,700	$255,800

Non cash investing and financing activities for the years ended December 31, 2003, 2002 and 2001 were as follows:

During 2001, the Company issued 333,400 shares of its common stock to an unrelated party in exchange for radio advertising services to be received over three-year period. All of the shares vested upon issuance and are non-forfeitable, resulting in a non-cash transaction of $200,000 based upon the market price of the Company’s common stock on the date of issuance.

FNC acquired certain assets of a computer technical support company in September 2001 in exchange or 16,100 PMIC shares, resulting in a non-cash investing transaction of $20,000 based upon the average market price of the Company’s common stock.

On May 31, 2002, the Company issued warrants to purchase 400,000 shares of the Company’s common stock to the preferred stock investor and the broker in connection with the issuance of preferred stock. In connection with the issuance of the preferred stock, the Company recorded a non-cash deemed dividend of relating to the beneficial conversion feature of the preferred stock of $260,000 for the year ended December 31, 2002. Accretion of the stated value of the preferred stock of $768,200 (including a recording of an increase of $743,300 to the redemption value) and $14,200 was recorded for the years ended December 31, 2003 and 2002, respectively.

In December 2002, the Company issued warrants to purchase up to 300,000 shares of the Company’s common stock at $1.20 per share for consulting services. On June 16, 2003, the Company terminated this agreement and warrants to purchase 200,000 shares of the Company’s common stock were cancelled. For the years ended December 31, 2003 and 2002, the Company recorded $28,500 and $2,400, respectively, in non cash expense related to this transaction and increased additional paid-in capital for the same amount.

As a consideration for the sale of Lea’s assets to certain of Lea’s employees on June 30, 2003, the Company received an electronic commerce support services contract for a term of 2 years valued at $48,000. The value of the electronic commerce support services is being amortized over the 2-year term using a straight-line method.

16.  INVESTMENTS

The Company and Rising Edge Technologies, Ltd., a corporation based in Taiwan (Rising Edge), entered into an Operating Agreement with Lea, a California limited liability company) formed in January 1999. The objective of Lea was to provide internet users, resellers and providers advanced software solutions and applications. Prior to June 13, 2000, the Company and Rising Edge each owned a 50% interest in Lea. The brother of a director, officer and principal shareholder of the Company was a director, officer and the majority shareholder of Rising Edge (Rising Edge Majority Holder). On June 13, 2000, the Company purchased a 25% ownership interest in Rising Edge common stock for $500,000 from the Rising Edge Majority Holder. As such, the Company had a 62.5% combined direct and indirect ownership interest in Lea, which required the consolidation of Lea with the Company. The Company accounted for its investment in Rising Edge by the equity method whereby 25% of the equity interest in the net income or loss of Rising Edge (excluding Rising Edge’s portion of the results of Lea and all inter-company transactions) flows through to the Company. During the year ended December 31, 2001, Lea incurred a $191,700 net loss and the equity in the loss in the investment in Rising Edge was $14,500.

In December 2001, the Company entered into an agreement with Rising Edge Technology (Rising Edge) and its principal owners to exchange the 50% Rising Edge ownership interest in Lea for the Company’s 25% ownership interest in Rising Edge. As a result, as of December 31, 2001 PMIC owned 100% of Lea and no longer had an ownership interest in Rising Edge.

In connection with the Company’s on-going evaluation of the net realizable value of this investment during the fourth quarter of 2001, based on the operating history, projections and a change in focus of the investee’s business, the Company believed the value of its investment was impaired and wrote off its investment in Rising Edge prior to the exchange of the Rising Edge shares for Lea ownership resulting in an impairment loss of $468,000 (including the equity in the loss in the investment of $14,500 during 2001). Because of the write-down of the Rising Edge investment to zero in the fourth quarter of 2001, no amounts were recorded for the 50% Rising Edge ownership interest in Lea received in this exchange.

INVESTMENT IN TARGETFIRST

On January 20, 2000, the Company acquired, in a private placement, 485,900 shares of convertible preferred stock of a nonpublic company, TargetFirst, Inc. (formerly ClickRebates.com), for approximately $250,000. The Company’s investment in TargetFirst, Inc., which represented approximately 8% of the preferred stock offering, was being accounted for using the cost method. In connection with the Company’s ongoing evaluation of the net realizable value of this investment based on its operating history and projections, the Company determined that its investment was impaired and recorded an impairment loss of $250,000 in the second quarter 2001.

17.  ACQUISITIONS

On September 30, 2001, FNC acquired certain assets, consisting principally of furniture and fixtures, computers and certain vendor reseller agreements, of a computer technical support company, Technical Insights (TI), in exchange for $20,000 worth of PMIC common stock (16,100 shares). TI has expertise in computer technical training which enables FNC to better serve its corporate customers in the field of technical training. The total purchase price of the TI acquisition of $46,600, including acquisition costs of $26,600, was allocated pro rata to the assets acquired based upon estimates of their fair values. Under the purchase agreement, among other terms, FNC was required to pay $126,000 to the sellers upon completion and full settlement of a sale transaction as specified in the agreement. On October 2001 the sellers became employees of FNC. As a result of this profit sharing arrangement, the payment to the sellers was recorded as compensation expense by the Company.

In October 2001, PMICC paid $85,000 cash to acquire certain assets, including fixed assets and intellectual property, and assumed a $20,000 accrued vacation liability of LiveMarket, Inc. The LiveMarket assets were then transferred to Lea.

18.  SEGMENT INFORMATION

The Company has three reportable segments:  PMI, PMIGA, and LW.

PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various distributors and retailers throughout the United States. PMIGA imports and distributes similar products focusing on customers located in the east coast of the United States. LW sells similar products as PMI to retailers and to end-users through a website.

FNC provided professional services to mid-market companies focused on consulting, implementation and support services of Internet technology solutions and computer technical training services to corporate clients. Lea was engaged the development and distribution of software and e-business products and services, as well as integration and hosting services. During the second quarter 2003, the Company sold substantially all the assets of FNC to a third party. The Company also sold substantially all the assets of Lea, to certain of the Lea’s employees. The activities of FNC and Lea for all periods have been reclassified for reporting purposes as discontinued operations. The Company evaluates performance based on income or loss before income taxes and minority interest, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments have been insignificant. The Company’s reportable segments are strategic business units. They are managed separately because each business requires different technology and/or marketing strategies. PMI and PMIGA are comparable businesses with different locations of operations and customers. Sales to foreign countries have been insignificant for the Company.

The following table presents information about reported segment profit or loss and segment assets for the years ended December 31, 2003, 2002 and 2001:

Year Ended December 31, 2003:
	PMI	PMIGA	LW	Totals

Revenues from external
customers	$60,138,700	$7,149,100	$7,039,200	$74,327,000
Interest income	3,200	—	—	3,200
Interest expense	153,000	3,800	13,700	170,500
Depreciation and
amortization (1)	202,500	28,600	7,600	238,700
Segment loss before taxes
and minority interest	(1,143,300)	(366,900)	(258,100)	(1,768,300)
Segment assets	22,707,300	1,087,100	1,687,600	25,482,000
Expenditures for segment
assets	—	—	—	—

Year Ended December 31, 2002:
	PMI	PMIGA	LW	Totals

Revenues from external
customers	$56,487,900	$9,374,200	$1,591,700	$67,453,800
Interest income	13,500	600	—	14,100
Interest expense	164,400	700	1,000	166,100
Depreciation and
amortization (1)	190,800	28,000	800	219,600
Segment loss before taxes
and minority interest	(1,470,400)	(796,200)	(166,600)	(2,432,200)
Segment assets	21,442,300	842,200	412,300	22,696,800
Expenditures for segment
assets	58,900	800	1,500	61,200

Year Ended December 31, 2001:
	PMI	PMIGA	LW	Totals

Revenues from external
customers	$60,293,500	$11,445,300	$—	$71,738,800
Interest income	85,500	5,500	—	91,000
Interest expense	230,700	600	—	231,300
Depreciation and
amortization	222,600	27,500	—	250,100
Segment loss before taxes
and minority interest	(1,444,000)	(619,800)	—	(2,063,800)
Segment assets	19,102,200	1,549,800	—	20,652,000
Expenditures for segment
assets	126,200	32,600	—	158,800

(1)  The total of reportable segment depreciation and amortization does not include $32,000 and $16,000 of amortization expense related to the warrant issuance costs for the years ended December 31, 2003 and 2002, respectively.

The following is a reconciliation of reportable segment loss before income taxes and total assets to the Company’s consolidated totals:

	2003	2002	2001

LOSS BEFORE INCOME TAXES:
Loss before income taxes and
minority interest for reportable
segments	$(1,768,300)	$(2,432,200)	$(2,063,800)
Impairment loss on investments	—	—	(718,000)
Change in fair value of warrants	105,800	235,700	—
Amortization of warrants issuance costs	(32,000)	(16,000)	—

Consolidated loss before income taxes
and minority interest	$(1,694,500)	$(2,213,500)	$(2,781,800)

ASSETS:
Total assets for reportable segments	$25,482,000	$22,696,800	$20,652,000
Assets of FNC and Lea	223,500	1,363,100	1,757,000
Other assets	132,000	918,300	714,100
Elimination of inter-company receivables	(11,065,100)	(7,711,200)	(5,799,800)

Consolidated total assets	$14,772,400	$17,267,000	$17,323,300

19. LITIGATION SETTLEMENT AND CONTINGENCIES

In December 2003, the Company settled a claim against a customer for a past due receivable of $734,500. Under the settlement agreement, the customer is required to pay the entire balance of $734,500 (without interest) to the Company in 12 equal monthly installment payments of approximately $61,200 for each installment. The Company has secured all the customer’s assets, including inventory, accounts receivable, machinery and equipment as collateral. The Company has received all the monthly installment payments that are due from this customer. As of December 31, 2003, the outstanding receivable from this customer was $673,300.

In April 2003, the Company settled a lawsuit relating to a counterfeit products claim for $95,000 which was included in other expenses in the accompanying consolidated statement of operations.

There are various claims, lawsuits, and pending actions against the Company involving matters incidental to the Company’s operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

SUPPLEMENTAL SCHEDULE

PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Beginning Balance	Charged to Costs and Expense	Write-offs of Accounts	Ending Balance

Year ended December 31, 2001	$175,000	$450,500	$(225,500)	$400,000

Year ended December 31, 2002	$400,000	$331,300	$(426,300)	$305,000

Year ended December 31, 2003	$305,000	$125,000	$(148,200)	$281,800

Deferred Tax Asset Valuation Allowance Accounts	Beginning Balance	Increases	Ending Balance

Year ended December 31, 2001	$—	$402,900	$402,900

Year ended December 31, 2002	$402,900	$380,500	$783,400

Year ended December 31, 2003	$783,400	$784,100	$1,567,500

