Form 10-K/A
period 2003-12-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2004-04-29
CIK 1077050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1
To
FORM 10-K

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

Commission file number 0-17521

PACIFIC MAGTRON INTERNATIONAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0353141 (I.R.S. Employer Identification No.)

1600 California Circle, Milpitas, California (Address of Principal Executive Offices)	95035 (Zip Code)

Registrant’s telephone number, including area code (408) 956-8888

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X ]

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

At April 26, 2004 the number of shares of common stock outstanding was 10,485,062

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Pacific Magtron International Corp. ("Company") files this Amendment No. 1 to its Annual Report on Form 10-K to include Part III, Item 10, Item 11, Item 12, Item 13 and Item 14.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following sets forth certain information concerning the Board of Directors of the Company:

THEODORE S. LI (Age 46)	Mr. Li has served as our President, Treasurer and a
Director since 1998 and as the President and a Director of Pacific Magtron, Inc., a California corporation that is our principal operating subsidiary ("PMI"), since 1995. He is responsible for our operations, technical functions and finance.

HUI "CYNTHIA" LEE (age 41)	Ms. Lee has served as our Secretary and a Director
since 1998, and as a Director and Vice President, Sales and Purchasing of PMI since 1995. She is responsible for our sales and purchasing functions. She received her bachelor of language and literature from Chang Chi University in Taiwan. Ms. Lee is married to Dr. Jey Hsin Yao.

JEY HSIN YAO, PH.D. (age 41)	Dr. Yao has served as a Director since 1998 and as a
Director and Secretary of PMI since 1995. He has been employed at Fujitsu as a senior researcher since 1992. He received his bachelor of science in electrical engineering from National Taiwan University, and his masters and PhD degrees from the Department of Electrical Computer Engineering of the University of California, Santa Barbara. Dr. Yao is married to Ms. Hui "Cynthia" Lee.

HANK C. TA (age 46)	Mr. Ta has served as a Director since 1999. Mr. Ta has
been the President and Chief Executive Officer of CC Integration/Micro Age since 1992. This company is an authorized reseller from Compaq, Cisco and Hewlett Packard. He received his bachelor of science in electrical engineering from San Jose State University.

Raymond Crouse (age 44)	Mr. Crouse served as a Director of the Board and as
the as the Chairman of the Audit Committee since June 17, 2002. He has served as a Director of Litigation & Recovery of De Lage Landen Financial Services since 2002. Mr. Crouse was the Vice President and National Portfolio Director for Finova Capital Corporation in 2001 and 2000. He was a founder and President of AMC Capital Services, Inc. from 1996 to 1999. AMC Capital Services provides financial and commercial lending services to various companies.

EXECUTIVE OFFICERS

Theodore S. Li and Hui “Cynthia” Lee are our principal executive officers. For information regarding Mr. Li and Ms. Lee, please refer to “DIRECTORS” above. All executive officers are appointed by and serve at the discretion of the Board for continuous terms. Neither of our executive officers have employment agreements with us.

AUDIT COMMITTEE

Mr. Raymond Crouse (Chair) and Mr. Hank C. Ta each served on the Company’s Audit Committee during 2003. The board of directors has determined that Mr. Crouse qualifies as an “audit committee financial expert” as defined by applicable regulations of the SEC and that he is “independent” as defined by the applicable rules under the Nasdaq Listing standards.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We do not have a Compensation Committee, and the entire Board of Directors made executive officer compensation decisions. Both Mr. Theodore Li and Ms. Hui “Cynthia” Lee are executive officers and participated in the deliberations of our Board of Directors concerning executive officer compensation.

SECTION 16(a) REPORTS OF BENEFICIAL OWNERSHIP

Based solely on its review of copies of reports filed by reporting persons of the Company pursuant to Section 16(a) of the Exchange Act, or written representations from reporting persons that no Form 5 filing was required for such person, the Company believes that all filings required to be made by reporting persons of the Company were timely made in accordance with requirements of the Exchange Act.

CODE OF ETHICS

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid by us to the chief executive officer and the most highly compensated executive officers and key employees (the “Named Executive Officers”) whose total remuneration exceeded $100,000 for services rendered in all capacities to us during the last three completed fiscal years.

		Annual Compensation(1)
Name and Principal Position	Year	Salary	Bonus	Long-Term Compensation Securities Underlying Options(#)(3)	All Other Compensation(2)
Theodore Li	2003	$108,000	$ --	--	$ --
President, Chief Executive	2002	120,000	--	--	--
Officer, Treasurer and Director	2001	120,000	95,238	250,000	399

Hui "Cynthia" Lee	2003	55,625	--	--	--
Secretary and Director	2002	120,000	33,333	--	--
	2001	120,000	61,905	250,000	425

(1)	No executive officer named in the Compensation Table received personal benefits or perquisites in excess of the lesser of $50,000 or 10% of his or her aggregate salary and bonus.

(2)	Consists of contributions made by us on behalf of the executive officer to the PMI Pension/Profit Sharing Plan.

(3)	All options have an exercise price at least equal to fair market value on the date of grant.

OPTION GRANTS IN LAST FISCAL YEAR

There were no options to purchase shares of our common stock granted during 2003 to the Named Executive Officers.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

        The following table shows the numbers of shares of common stock represented by outstanding stock options held by each of the Named Executive Officers at December 31, 2003.

	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-The-Money Options at December 31, 2003(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Theodore Li	250,000(2)	--	$ --	--
Hui "Cynthia" Lee	250,000(2)	--	$ --	--
(1)	Options are in-the-money if the fair market value of the shares of common stock exceeds the exercise price.
(2)	These options were granted on May 4, 2001 and all of these options were immediately exercisable. Of the options granted, 103,092 are incentive stock options granted under the 1998 Incentive Stock Option Plan and have an exercise price per share of $0.97. The remaining 146,908 options are non-qualified options not granted under any plan. The exercise price per share is $0.88.

DIRECTOR COMPENSATION

Directors currently receive no cash compensation for their services in that capacity. Reasonable out-of-pocket expenses may be reimbursed to directors in connection with attendance at meetings. During 2002, Mr. Hank C. Ta was granted 10,000 options at a price of $1.05 per share and Mr. Raymond Crouse was granted 10,000 options at a price of $.76 per share. The options are exercisable in five years. Mr. Ta and Mr. Crouse are non-employee directors. There were no options granted to the directors in 2003.

COMPENSATION COMMITTEE INTERLOCKS

We do not have a Compensation Committee. Instead the entire Board of Directors makes executive officer compensation decisions. Both Mr. Theodore Li and Ms. Hui “Cynthia” Lee are executive officers and participate in the deliberations of our Board of Directors concerning executive officer compensation. The Board of Directors has no formal compensation criteria it uses in determining the executive officers compensation. For 2003, the Board of Directors considered the Company’s fiscal status and the Company’s overhead reduction plan in setting compensation.

PERFORMANCE GRAPH

The following graph compares the cumulative shareholder return on our common stock from January 1, 1999 through December 31, 2003, based on the market price of the common stock, with the cumulative total return of the NASDAQ market Index and a Peer Group Index comprised of the following companies engaged in the sale or distribution of microcomputer products : Agilysys Inc., Bell Microproducts Inc., Compucom Sys Inc., Digital Riv Inc., En Pointe Technologies Inc., Evans & Sutherland Computer, Falconstor Software Inc., Filenet Corp, Focus Enhancements Inc., Global Imaging Systems, GTSI Corp, Hy Tech Technology Group Inc, Infotech USA Inc, Insight Enterprises Inc, Insignia Sys Inc, Henry Jack & Assoc Inc, Jaco Electrs Inc, Manchester Technologies Inc, Merisel Inc, Micros to Mainframes Inc, Navidec Inc, Netsmart Technologies Inc, Netsolve Inc, Network Engines Inc, Nova Commuincations Ltd, Second Stage Ventures Inc, SED Intl Hldgs Inc, Soyo Group Inc, Syscan Imaging Inc, Take-Two Interactive Software, Tech Data Corp, Transnet Corp, Tripos Inc, United Stationers Inc, United Sys Technology Inc, Vartech Sys Inc, Webb Interactive Svcs Inc, Windsortech Inc, and Zones Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2004, with respect to the number of shares of our common stock beneficially owned by individual directors, by all directors and officers as a group, and by persons who we know own more than 5% of our common stock. We have no other class of voting stock outstanding. The address of each shareholder listed below is 1600 California Circle, Milpitas, California 95035, except for Betty Lin, whose address is P.O. Box 5267, Berkeley, California 94705.

Name of Beneficial Owner and Address	Number of Shares Beneficially Owned	Percent of Common Stock
Theodore S. Li(1)	2,404,300	19%
Hui "Cynthia" Lee(2)(3)	4,550,000	37%
Betty Lin(4)	2,194,400	17%
Jey Hsin Yao(3)	4,550,000(5)	37%
Hank C. Ta(6)	40,000	*(9)
Raymond Crouse(7)	10,000	*(9)
Stonestreet, L.P.(8)	1,160,700	9%
All officers and Directors as a group
(5 persons)	7,004,300	56%

_________________

(1)     Includes 250,000 shares Mr. Li has the right to acquire upon the exercise of options.

(2)     Includes 250,000 shares Ms. Lee has the right to acquire upon the exercise of options.

(3)     Ms. Lee and Dr. Yao are married.

(4)     Ms. Lin is neither a director nor an officer of the Company.

(5)     Is comprised of shares registered in the name of the listed person’s spouse.

(6)     Includes 40,000 shares Mr. Ta has the right to acquire upon the exercise of options.

(7)     Includes 10,000 shares Mr. Crouse has the right to acquire upon the exercise of options.

(8)     Includes 860,700 shares of common stock would have been converted if the conversion rights of the 4% Series A Convertible Preferred Stock were exercised and 300,000 warrants issued in conjunction with the issuance of the 4% Series A Convertible Preferred Stock.

(9)     Less than 1%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following provides tabular disclosure of the number of securities to be issued as of December 31, 2003 upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories — plans that have been approved by stockholders and plans that have not.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)

Equity compensation
plans approved by
stockholders	594,000	$0.96	350,000

Equity compensation
plans not approved
by stockholders	500,000	$1.20	--

Total	1,094,000	$1.07	350,000
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company sold computer products to a company owned by Mr. Hank C. Ta, a member of the Audit Committee and Board of Directors of the Company. During 2003, 2002 and 2001, the Company recognized $102,400, $527,400 and $476,200, respectively, in sales revenues from this company. Included in accounts receivable as of December 31, 2002 is $27,000 due from this company. There was no amount due from this related party as of December 31, 2003.

On June 30, 2003, the Company sold substantially all intangible assets and certain equipment of Lea Publishing, Inc. (Lea), a wholly-owned subsidiary of the Company, to certain of the Lea’s employees (Purchaser). The Company also entered into a Proprietary Software License and Support Agreement with the Purchaser requiring the Purchaser to provide certain electronic commerce support services to LiveWarehouse, Inc., a wholly-owned subsidiary of the Company, for a term of two years beginning July 1, 2003. The Company received $5,000 on the transaction closing date and the electronic commerce support services contract valued at $48,000 which is based on the number of service hours to be provided. The Company recorded a loss of $16,000 on the sale of the Lea assets.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by our independent auditors, KPMG LLP (KPMG), for the audit of our consolidated financial statements for the years ended December 31, 2003 and 2002 were $112,500 and $90,000, respectively. The aggregate fees billed by KPMG for the review of our restated consolidated financial statements included in the Company’s Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002 were $27,500. The aggregate fees billed by KPMG for the review of the consolidated financial statements included in the Company’s Forms 10-Q for fiscal 2003 and 2003 were $36,000 and $33,000, respectively.

AUDIT-RELATED FEES

There were no fees billed in fiscal 2003 and 2002 by KPMG for assurance and related services except for the fees and services described under “AUDIT FEES” in above.

TAX FEES

There were no tax fees billed in fiscal 2003 and 2002 by KPMG for tax compliance, tax advice and tax planning services.

ALL OTHER FEES

There were no other fees billed in fiscal 2003 and 2002 by KPMG for all other services.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC MAGTRON INTERNATIONAL CORP. a Nevada corporation By: /s/Theodore S. Li Theodore S. Li President and Chief Financial Officer Date: April 29, 2004