Form 10-Q
period 2004-03-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2004-06-14
CIK 1077050

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004
OR
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

Common Stock, $0.001 par value per share:
10,485,062 shares issued and outstanding at April 26, 2004

Part I. - Condensed Financial Information
Item 1. -	Condensed Consolidated Financial Statements

	Condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003 (unaudited)	1

	Condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003 (unaudited)	2

	Condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 (unaudited)	3-4

	Notes to condensed consolidated financial statements (unaudited)	5-12

Item 2. -	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-23

Item 3. -	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. -	Controls and Procedures	24

Part II. - Other Information
Item 1. -	Legal Proceedings	25

Item 6. -	Exhibits and Reports on Form 8-K	25

Signature		26

PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,886,700	$ 1,491,700
Restricted cash	385,100	395,000
Accounts receivable, net of allowance for
doubtful accounts of $303,800 and
$281,800 in 2004 and 2003, respectively	4,699,200	4,350,900
Other receivables	550,900	673,300
Inventories	3,502,200	2,853,100
Prepaid expenses and other current
assets	192,400	280,800
Assets from discontinued operations	233,500	233,500

Total Current Assets	11,450,000	10,278,300
Property and equipment, net	4,098,300	4,157,400
Deposits and other assets	254,100	336,700

	$ 15,802,400	$ 14,772,400

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of notes payable	$ 67,500	$ 66,100
Floor plan inventory loans	2,185,700	1,369,200
Accounts payable	7,436,400	7,140,900
Accrued expenses and other liabilities	503,000	228,500
Contingent settlement of Common Stock Warrants	24,400	55,700
Series A Mandatorily Redeemable Convertible
Preferred Stock	968,300	958,600
Liabilities from discontinued operations	275,900	275,900

Total Current Liabilities	11,461,200	10,094,900
Notes Payable, less current portion	3,086,300	3,103,400
Shareholders' Equity:
Common stock, $0.001 par value; 25,000,000
shares authorized; 10,485,100 shares issued
and outstanding	10,500	10,500
Additional paid-in capital	2,036,400	2,036,400
Accumulated deficit	(792,000)	(472,800)

Total Shareholders' Equity	1,254,900	1,574,100

	$ 15,802,400	$ 14,772,400

See accompanying notes to condensed consolidated financial statements.

PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2004	2003

Sales	$ 21,791,700	$ 18,125,600
Cost of sales	20,521,300	17,052,200

Gross profit	1,270,400	1,073,400
Selling, general and
administrative expenses	1,564,500	1,486,200

Loss from continuing operations before
other income (expense)	(294,100)	(412,800)

Other income (expense):
Interest income	500	800
Interest expense	(40,400)	(38,600)
Litigation settlement	--	(95,000)
Change in fair value of warrants issued	31,300	114,900
Other expense, net	(6,900)	1,600

Total other expense	(15,500)	(16,300)

Loss from continuing operations	(309,600)	(429,100)

Discontinued operations:
Loss from discontinued operations of:
Frontline Network Consulting, Inc.	--	(134,900)
Lea Publishing Inc.	--	(46,300)

Loss from discontinued operations	--	(181,200)

Accretion of discount and deemed
dividend related to beneficial
conversion of Series A
Convertible Preferred Stock	(6,400)	(6,000)
Accretion of redemption value of Series A
Convertible Preferred Stock	(3,200)	(733,900)

Net Loss applicable to
common shareholders	$ (319,200)	$(1,350,200)

Basic and diluted loss per share:
Loss from continuing operations
applicable to common shareholders	$ (0.03)	$ (0.11)
Loss from discontinued operations
applicable to common shareholders	--	(0.02)

Net loss applicable to common
shareholders	$ (0.03)	$ (0.13)

Shares used in basic and diluted
per share calculation	10,485,062	10,485,062

See accompanying notes to condensed consolidated financial statements.

PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2004	2003

CASH FLOWS (USED IN) PROVIDED BY
OPERATING ACTIVITIES:
Net loss applicable to common shareholders	$ (319,200)	$(1,350,200)
Less: Loss from discontinued operations	--	181,200
Accretion of discount related to Series
A Convertible Preferred Stock	6,400	6,000
Accretion of redemption value of Series
A Convertible Preferred Stock	3,200	733,900

Net loss from continuing operations	(309,600)	(429,100)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	107,800	70,100
Provision for doubtful accounts	22,000	24,700
Change in fair value of warrants	(31,300)	(114,900)
Changes in operating assets and
liabilities:
Accounts receivable	(370,200)	685,700
Other receivables	122,400	--
Inventories	(629,400)	39,800
Prepaid expenses and other
assets	102,600	(133,300)
Income taxes receivable	--	1,472,800
Accounts payable	295,500	(1,592,300)
Accrued expenses and other liabilities	274,500	306,200

NET CASH (USED IN) PROVIDED BY CONTINUING
OPERATIONS	(415,700)	329,700
NET CASH USED IN DISCONTINUED OPERATIONS	--	(82,100)

NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES	(415,700)	247,600

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
NET INVESTING ACTIVITIES OF DISCONTINUED
OPERATONS	--	37,100

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES:
Net decrease in floor plan inventory loans	816,500	472,200
Decrease in restricted cash	9,900	--
Principal payments on notes payable	(15,700)	(14,500)

NET FINANCING ACTIVITIES OF CONTINUING
OPERATIONS	810,700	457,700
NET FINANCING ACTIVITIES OF DISCONTINUED
OPERATIONS	--	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	810,700	457,700

NET INCREASE IN CASH AND CASH EQUIVALENTS	395,000	742,400
CASH AND CASH EQUIVALENTS:
Beginning of period	1,491,700	1,901,100

End of period	$ 1,886,700	$ 2,643,500

See accompanying notes to condensed consolidated financial statements.

PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The consolidated financial statements of Pacific Magtron International Corp. (the “Company” or “PMIC”) include its subsidiaries, Pacific Magtron, Inc. (PMI), Pacific Magtron (GA) Inc. (PMIGA) and LiveWarehouse, Inc. (LW).

PMI and PMIGA’s principal activity consists of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. LW sells consumer computer products through the internet and distributes certain computer products to resellers.

During the second quarter 2003, the Company sold substantially all the intangible assets of its majority owned subsidiary Frontline Network Consulting, Inc. (FNC) to a third party. The Company also sold all the intangible assets and certain tangible assets of its wholly owned subsidiary Lea Publishing, Inc. (Lea) to certain of Lea’s employees. PMI Capital Corporation (PMICC), a wholly owned subsidiary, formed for the purpose of acquiring companies or assets deemed suitable for PMIC’s organization, was dissolved in the third quarter of 2003.

The Company incurred a net loss applicable to common shareholders of $319,200 for the three months ended March 31, 2004 and $2,896,600 and $3,110,100 for the years ended December 31, 2003 and 2002, respectively. During 2003, the Company also triggered a redemption provision in its Series A redeemable convertible preferred stock agreement and as a result, has increased the value of such stock to its redemption value and reclassified it as a current liability. In addition, the Company is in violation of certain of its debt covenants, which violations have been subsequently waived through June 30, 2004. Based on anticipated future results, it is probable that the Company will be out of compliance with certain of the covenants in future quarters. If this were to occur and waivers for the violations could not be obtained, the Company’s inventory flooring line might be terminated and loan payments on its inventory flooring line and mortgage loan might be accelerated. Further, the Company’s common stock was delisted from the NASDAQ SmallCap market effective April 30, 2003 as a result of the Company being out of compliance with the NASDAQ’s minimum market value and minimum common stock bid price requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management believes that its downsizing through the disposal of its subsidiaries, FNC, Lea and PMICC, and its continued cost-cutting measures to reduce overhead at its remaining subsidiaries and an improving economy will enable it to achieve profitability. However, there can be no assurance that the Company will be able to achieve a profitable level of operations. If the Company were unable to do so, it would have to obtain additional equity or debt financing or sell a sufficient amount of its assets to retire the Textron and Wells Fargo credit facilities. There can be no assurance the Company will be able to obtain debt or equity financing or obtain it on terms acceptable to the Company. If the Company were forced to liquidate its assets, there can be no assurance that the Company could raise sufficient proceeds to meet its obligations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The financial information included herein is unaudited. The interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in the Company’s Form 10-K for the year ended December 31, 2003. Interim operating results are not necessarily indicative of operating results expected for the entire year.

The accompanying consolidated financial statements include the accounts of PMIC and its wholly owned subsidiaries, PMI, PMIGA and LW. All inter-company accounts and transactions have been eliminated in consolidation. During the second quarter 2003, the Company sold substantially all the intangible assets of FNC and all of the intangible assets and certain tangible assets of Lea. During the third quarter 2003, PMICC was dissolved. The activities of FNC, Lea and PMICC have been reclassified for reporting purposes as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plan had been determined in accordance with the fair value method. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model. There were no options granted for the three months ended March 31, 2004 and 2003. During the three months ended March 31, 2004 and 2003, no outstanding options were exercised and options to purchase 2,000 shares of the Company’s common stock in 2004 and 2,000 shares of the Company’s common stock in 2003 were cancelled due to employee terminations. Had the Company adopted the fair value method of accounting for stock option provided by FASB Statement No. 123, the Company’s net loss would have increased as follows:

	THREE MONTHS ENDED MARCH 31,
	2004	2003

Net loss applicable to common shareholders:
As reported	$(319,200)	$(1,350,200)
Add: total stock based employee compensation expense determined
using the fair value method for all awards	(4,200)	(11,300)

Pro forma	$(323,400)	$(1,361,500)

Basic and diluted loss per share:
As reported	$ (0.03)	$ (0.13)
Pro forma	$ (0.03)	$ (0.13)

LOSS PER SHARE

Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the three months ended March 31, 2004, options and warrants to purchase 1,092,000 shares of the Company’s common stock and 860,700 shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive. During the three months ended March 31, 2003, options and warrants to purchase 1,150,000 shares of the Company’s common stock and 826,900 shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

The following is the computation of the Company’s basic and diluted loss per share:

	Three Months Ended March 31,
	2004	2003

Loss from continuing operations	$ (309,600)	$ (429,100)
Accretion of discount and deemed
dividend related to beneficial
conversion of Series A
Convertible Preferred Stock	(6,400)	(6,000)
Accretion of redemption value of
Series A Convertible Preferred
Stock	(3,200)	(733,900)

Loss from continuing operations
applicable to common
shareholders	$ (319,200)	$(1,169,000)
Loss from discontinued
operations	--	(181,200)

Net Loss applicable to
common shareholders	$ (319,200)	$(1,350,200)

Basic and diluted loss per share -
Loss from continuing operations
applicable to common
shareholders	$ (0.03)	$ (0.11)
Loss from discontinued
operations	--	(0.02)

Net loss applicable to common
shareholders	$ (0.03)	$ (0.13)

Shares used in basic and diluted
per share calculation	10,485,062	10,485,062

2.     DISCONTINUED OPERATIONS

On June 2, 2003, the Company entered into an agreement to sell substantially all of FNC’s intangible assets to an unrelated party for $15,000. The Company recorded a loss of $13,700 on the sale of the FNC assets.

On June 30, 2003, the Company sold substantially all of Lea’s intangible assets and certain equipment to certain of the Lea’s employees. The Company also entered into a Proprietary Software License and Support Agreement with the purchaser requiring the purchaser to provide certain electronic commerce support services to LW for a term of two years beginning July 1, 2003. The Company received $5,000 on the transaction closing date and an electronic commerce support services contract valued at $48,000 which is based on the number of service hours to be provided. The Company recorded a loss of $16,000 on the sale of the Lea assets.

On June 6, 2003 the Board of Directors authorized the dissolution of PMICC. PMICC, which was dissolved in the third quarter 2003, had no activities since 2002 and had no assets or liabilities.

There were no operating activities of FNC and Lea for the three months ended March 31, 2004. The operating results of FNC and Lea for the three months ended March 31, 2003 were as follows:

	Three Months Ended March 31, 2003

	FNC	Lea

Net sales	$ 970,600	$ 99,500

Net loss	$(134,900)	$(46,300)

As of March 31, 2004, the assets and liabilities of discontinued operations consisted of costs accumulated and related deferred revenue on an FNC contract for which final acceptance has not yet occurred. The company expects final customer acceptance in the third quarter of 2004.

3.     STATEMENTS OF CASH FLOWS

Cash was paid during the three months ended March 31, 2004 and 2003 for:

THREE MONTHS ENDING MARCH 31,	2004	2003

Income taxes	$ --	$ 5,200

Interest	$40,400	$ 38,600

The following are the non-cash financing activities for the three months ended March 31, 2004 and 2003:
THREE MONTHS ENDING MARCH 31,	2004	2003

Accretion of preferred stock dividend	$ 6,400	$ 6,000

Accretion of redemption value of Series A Convertible Preferred Stock	$ 3,200	$733,900

On June 30, 2003 the Company entered into an agreement to sell certain assets of Lea. In addition to $5,000 in cash consideration, the Company received an electronic commerce support service contract from the purchaser for two years valued at $48,000. The service contract is being amortized using a straight-line method over the term of the contract.

4. RELATED PARTY TRANSACTIONS

The Company sells computer products to a company owned by a member of the Board of Directors and Audit Committee of the Company. Management believes that the terms of these sales transactions are no more favorable than those given to unrelated customers. There were no sales to this company for the three months ended March 31, 2004. For the three months ended March 31, 2003, the Company recognized $59,200 sales revenues from this customer. Included in accounts receivable as of March 31, 2003 is $32,200 due from this related party. There was no amount due from this related party as of March 31, 2004.

On June 30, 2003, the Company sold substantially all of Lea's intangible assets and certain equipment to certain of the Lea's employees (see note 3 to the condensed consolidated financial statements).

5. INCOME TAXES

In March 2002, the Job Creation and Worker Assistance Act of 2002 ("the Act") was enacted. The Act extended the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred for any taxable year ending in 2001 and 2002. As a result, on March 20, 2003, the Company received a federal income tax refund of $1,427,400 attributable to its 2002 net operating loss carryback. The Company recorded a full valuation allowance against the net deferred tax assets, including its federal and state net operating loss, for the three months ended March 31, 2004 and 2003.

6. FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

In May 2003, PMI obtained a $3,500,000 inventory financing facility, which includes a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan, from Textron Financial Corporation (Textron). The credit facility is guaranteed by PMIC, PMIGA, FNC, Lea, LW and two shareholders/officers of the Company and may be discontinued by Textron at any time at its sole discretion. Borrowings under the inventory line are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (10% at March 31, 2004). The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the eligible accounts receivables and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. PMI and PMIC are required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, a minimum tangible capital funds and required levels of profitability. As of March 31, 2004 and December 31, 2003, the Company was out of compliance with the maximum leverage ratio covenant and the minimum tangible capital funds for which waivers have been obtained through June 30, 2004. Based on the Company's anticipated future results, it is probable that it will be out of compliance with certain of these covenants. If this were to occur and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. Upon termination, there is no assurance that the Company would have the funding necessary to finance its future inventory purchases at levels necessary to achieve profitability. The Company is also required to maintain $250,000 in a restricted account as a pledge to Textron. This amount has been reflected as restricted cash in the accompanying condensed consolidated financial statements. As of March 31, 2004, the outstanding balance of this loan was $2,185,700 and is classified as a current liability on the accompanying condensed consolidated balance sheet.

7. NOTES PAYABLE

The Company's wholly owned subsidiary, PMI, obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (1.25% as of March 31, 2004) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration (SBA) loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and is secured by the underlying property.

Under the bank loan, PMI is required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, and to have no consecutive quarterly losses. In addition, PMI is required to achieve net income on an annual basis. As of March 31, 2004, PMI was in compliance with the loan covenants. As of December 31, 2003 and 2002, PMI was in violation of the quarterly loss and annual income covenants which constituted an event of default under the loan agreement and gave the bank the right to call the loan. Waivers of the loan covenant violations were obtained from the bank that extended through December 31, 2003. As a condition for these waivers, the Company transferred $250,000 to a restricted account as a reserve for debt service. The reserve for debt service was subsequently reduced to $182,700 and has been reflected as long-term restricted cash and included in Deposits and Other Assets in the accompanying condensed consolidated balance sheet. Based on anticipated future results, it is probable that the Company will be out of compliance with certain of these covenants. If this were to occur and a waiver for the violation cannot be obtained, the Company would be required to classify the bank loan as current, which would cause the Company to be out of compliance with another financial covenant included in its inventory flooring facility with Textron Financial Corporation as discussed in note 6 to the condensed consolidated financial statements.

8. SEGMENT INFORMATION

The Company has three reportable segments: PMI, PMIGA and LW.

PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various distributors and retailers throughout the United States. PMIGA imports and distributes similar products focusing on customers located in the east coast of the United States. LW sells similar products as PMI to end-users and resellers through a website.

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

The following table presents information about reported continuing segment profit or loss for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Revenues from external
customers:
PMI	$ 18,108,800	$ 14,744,000
PMIGA	1,617,600	2,002,600
LW	2,065,300	1,379,000

TOTAL	$ 21,791,700	$ 18,125,600

Segment loss before
income taxes:
PMI	$ (265,700)	$ (376,700)
PMIGA	(40,200)	(113,000)
LW	(27,000)	(46,300)

Loss before income taxes for
reportable segments	(332,900)	(536,000)
Change in fair value of
warrants issued	31,300	114,900
Amortization of warrant
issuance costs	(8,000)	(8,000)

Consolidated loss from
continuing operations	$ (309,600)	$ (429,100)

9. ACCOUNTS RECEIVABLE AGREEMENTS

On April 1, 2003, the Company purchased a credit insurance policy from American Credit Indemnity covering certain accounts receivable up to $2,000,000 of losses. This policy expired on March 31, 2004 and renewed for the same amount for the fiscal year through March 31, 2005. The Company also entered into an insurance agreement with ENX, Inc. for its accounts receivables for one year beginning April 7, 2003. The agreement was renewed for an additional year through March 31, 2005. Under the ENX agreement, the Company may sell its past-due accounts receivables from pre-approved customers with pre-approved credit limits under certain conditions. The commission is 0.5% of the approved invoice amounts with a minimum annual commission of $50,000. As of March 31, 2004 approximately $1,044,600 of the outstanding receivables were approved for participation in the program by ENX.

10.     LITIGATION SETTLEMENT AND CONTINGENCIES

In December 2003, the Company settled a claim against a customer and its principal owner for a past due account receivable of $734,500. Under the settlement agreement, the customer agreed to pay the entire balance in 12 equal monthly installments of $61,200 each beginning December 2003. In addition, the customer entered into a UCC-Financing Statement with the Company under which the customer secured its payments due to us with all its assets, including inventory, accounts receivables and equipment. The customer had made three payments, and then became delinquent on its next two scheduled payments. The customer has requested and the Company has approved a 60-day extension for the payments in the repayment schedule beginning from the original due date of the first delinquent payment (April 1, 2004). In May 2004 the customer resumed payments. As of March 31, 2004, the remaining unpaid balance was $550,900.

In April 2003, the Company settled a lawsuit relating to a counterfeit products claim for $95,000, which was included in other expenses in the accompanying condensed consolidated statement of operations.

There are various claims, lawsuits, and pending actions against the Company involving matters incidental to the Company’s operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

11.     CAPITAL STOCK

On February 28, 2003, Nasdaq notified the Company that its common stock had failed to comply with the minimum market value of publicly held shares requirement of Nasdaq Marketplace Rules. On March 6, 2003 the Company requested a hearing before the Listing Qualifications Panel, at which it would request continued listing. The hearing was held on April 24, 2003. The Company was also notified by Nasdaq that the Company did not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock. Subsequent to the hearing on April 24, 2003, Nasdaq notified the Company that its common stock would be delisted from the Nasdaq SmallCap Market and such delisting took place on April 30, 2003. The Company’s common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company’s common stock enables the holder of the Company’s Series A Redeemable Convertible Preferred Shares to request the repurchase of such shares 60 days after the delisting date. The Company has increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value and has recorded an increase in loss applicable to common shareholders in the accompanying consolidated statement of operations. As of March 31, 2004, no demand for payment from the shareholder has been received. If such demand were to occur, there is no assurance that the Company would have the funding necessary to satisfy the liability. The Company has included its 4% Series A Redeemable Convertible Preferred Stock in current liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The accompanying discussion and analysis of financial condition and results of operations is based on the condensed consolidated financial statements, which are included elsewhere in this Quarterly Report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed in this Report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include, but are not limited to, those identified in the Company’s Form 10-K for the fiscal year ended December 31, 2003 and included herein under the heading “Cautionary Factors That May Affect Future Results.”

LINES OF BUSINESS

As used herein and unless otherwise indicated, the terms “Company,” “we,” and “our” refer to Pacific Magtron International Corp. and each of our subsidiaries. We provide solutions to customers in several segments of the computer industry. Our business is organized into three divisions: PMI, PMIGA and LW. Our subsidiaries, PMI and PMIGA, provide for the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEMs and systems integrators. PMIGA distributes PMI’s products in the southeastern United States market. LW provides consumers a convenient way to purchase computer products via the internet. LW also distributes certain computer related products to resellers. During the second quarter 2003, the Company sold substantially all the assets of its FNC subsidiary to a third party. The Company also sold substantially all assets of its Lea subsidiary to certain of Lea’s employees. The activities of FNC and Lea for all periods have been reclassified for reporting purposes as discontinued operations. In the third quarter of 2003, the Company dissolved its PMICC subsidiary. PMICC had no activities since 2002 and had no assets or liabilities.

OVERVIEW

Competition in the computer products distribution business continued to be intense during the three months ended March 31, 2004. Sales generated by PMI increased 22.8% for the quarter ended March 31, 2004 compared to 2003. However, we experienced a continued intense pricing pressure. In addition, pricing was negatively impacted by the Company’s decision to sell more products under “cash on delivery” arrangements in order to improve cash flows. PMI realized a gross profit percent of 4.8% for the quarter ended March 31, 2004 compared to 5.5% in 2003. PMIGA was unable to penetrate into the east coast market, which is dominated by a number of larger competitors and experienced a decreasing sales trend that began in the second quarter of 2002. The lack of financial resources and the inability to compete with the larger competitors resulted in a loss in market share. LW generated $2,065,300 in sales and a loss of $27,000 for the quarter ended March 31, 2004 compared to $1,379,000 in sales and a loss of $46,300 in 2003. LW was in a development stage in 2002 and experienced growth in sales beginning in 2003. We do not expect LW’s sales will increase at this pace in the next 12 months.

As of March 31, 2004 and December 31, 2003, we were in violation of certain loan covenants under our inventory financing facility with Textron Financial Corporation (Textron). Even though waivers for such violation were obtained from Textron through June 30, 2004, it is probable that we will be out of compliance with certain of those covenants in the future. If this were to occur and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. If such termination were to occur, there is no assurance that the Company would have the funding necessary to finance its future inventory purchases or would be able to obtain alternative financing. During 2003, the Company was in violation of certain covenants under our real estate mortgage loan agreement with Wells Fargo Bank (Wells Fargo). A waiver of the default was obtained from Wells Fargo through December 31, 2003. Although the Company was in compliance with these covenants as of March 31, 2004, it is probable that we will be out of compliance again in the next 12 months. If this were to occur and a waiver for the violation cannot be obtained, the Company would be required to classify the bank loan as current, which could cause the Company to be out of compliance with the financial covenants included in its inventory flooring facility with Textron. It is uncertain as to the Company’s ability to obtain alternative financing in the event Textron terminated the loan facility or Wells Fargo elected to call the loan.

The Company incurred a net loss applicable to common shareholders of $319,200 for the three months ended March 31, 2004 and $2,896,600 for the year ended December 31, 2003. During 2003, the Company triggered a redemption provision in its Series A redeemable convertible preferred stock agreement. As a result, we have classified such stock as a current liability. While no demand for payment from the shareholder has been received, if such demand were to occur, there is no assurance the Company would have the funding necessary to satisfy the liability. The Company’s common stock was delisted from the NASDAQ Small Cap market effective April 30, 2003 because the Company was out of compliance with the NASDAQ’s minimum market value and minimum common stock bid price requirements. These conditions raise doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitability and generate sufficient cash flows to meet its obligations as they come due. Management believes that the continued downsizing and continued cost-cutting measures to reduce overhead at all of its remaining subsidiaries and an improved economy will enable the Company to eventually achieve profitability. However, there can be no assurance that the Company will be able to achieve a profitable level of operations in 2004 or beyond.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the consolidated financial statements included as Part II Item 8 to the Form 10-K for the year ended December 31, 2003. The following are our critical accounting policies:

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

INCOME TAXES

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits are subject to a valuation allowance when management believes it is more likely than not that the deferred tax assets will not be realized.

RELATED PARTY TRANSACTIONS

The Company sells computer products to a company owned by a member of the Board of Directors and Audit Committee of the Company. Management believes that the terms of these sales transactions are no more favorable than those given to unrelated customers. There were no sales to this company for the three months ended March 31, 2004. For the three months ended March 31, 2003, the Company recognized $59,200 sales revenues from this customer. Included in accounts receivable as of March 31, 2003 is $32,200 due from this related party. There was no amount due from this related party as of March 31, 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data of the continuing operations as a percentage of sales:

	Three Months Ended March 31,

	2004		2003

Sales	100.0%		100.0%
Cost of sales	94.2		94.0

Gross profit	5.8		6.0
Operating expenses	7.2		8.2

Loss from operations	(1.4)		(2.2)
Other expense, net	(0.0)		(0.1)

Loss from continuing operations	(1.4)		(2.3)
Loss from discontinued operations	--		(1.0)
Accretion and deemed dividend
relating to Series A Convertible
and Redeemable Preferred Stock	(0.0)		(4.1)

Net loss applicable to Common Shareholders	(1	.4)%	(7	.4)%

SALES

We experienced an increasing sales trend from 2003 to the quarter ended March 31, 2004, which was partly attributable to the recovery of the economy. Consolidated sales for the three months ended March 31, 2004 were $21,791,700 compared to $18,125,600 in 2003. We anticipate that PMI and PMIGA’s sales will follow the condition of the economy in 2004 and the pricing pressure will continue in the computer products distribution industry.

PMI

PMI’s sales increased from $14,744,000 for the quarter ended March 31, 2003 to $18,108,800 in 2003, an increase of 22.8%, which was primarily attributable to the recovery of the economy. However, the pricing pressure remained intense for the quarter ended March 31, 2004. PMI’s gross profit for the quarter ended March 31, 2004 was 4.8% compared to 5.5% for 2003.

PMIGA

PMIGA has not been able to penetrate into the east coast market, which is dominated by a number of larger competitors. The lack of financial resources and the inability to compete with the larger competitors resulted in a loss in market share in the quarter ended March 31, 2004 and during the year 2003. Sales declined from $2,002,600 for the quarter ended March 31, 2003 to $1,617,600 for the quarter ended March 31, 2004. During 2003, management focused on selling certain higher profit products and improved its product management. As a result, gross profit as a percent of sales for PMIGA increased from 6.2% for the three months ended March 31, 2003 to 8.5% for the three months ended March 31, 2004. However, it is uncertain that we can maintain the pricing on those higher profit products.

LW

LW competes with a vast number of e-store websites on the internet. Most of them are relatively small, but a number of larger e-stores, such as Amazon.com and Buy.com, dominate in the e-commerce space. Competition is based on having the products available and shipping expediently and correctly at competitive prices. For the three months ended March 31, 2004, LW generated $2,065,300 in sales, of which approximately $882,800 and $1,182,500 were sales to end-users and resellers, respectively. For the three months ended March 31, 2003, LW generated $1,379,000 in sales, of which approximately $478,500 and $900,500 were sales to end-users and resellers, respectively. LW was in a development stage in 2002 and experienced the growth in sales beginning 2003. We do not anticipate LW’s sales will increase in 2004 at the rate we experienced in 2003. Gross profit for sales to end-users was 23.1% of sales for the three months ended March 31, 2004 compared to 14.9% in 2003. The increase in gross profit is due to management’s focus on selling certain higher profit products. However, it is uncertain that we can maintain the pricing on those higher profit products. We expect the intense price competition will continue in 2004 for sales to the end-users. Gross profits for sales to resellers are generally lower than sales to end-users. LW’s gross profit for sales to resellers was 5.7% for the three months ended March 31, 2004 compared to 7.4%. The variation of the gross profit was due to the mix of the products sold.

EXPENSES

Consolidated selling, general and administrative expenses increased from $1,486,200 for the quarter ended March 31, 2003 to $1,564,500 for the quarter ended March 31, 2004. Consolidated shipping expense and bank fees for merchant accounts increased by $116,300 and $38,700, respectively, for the three months ended March 31, 2004 compared to 2003. The increase in shipping expense and bank fees was primarily due to a 47% increase in LW’s sales for the three months ended March 31, 2004 compared to 2003. Beginning in the fourth quarter 2003, we have sponsored consumer rebate programs with a vendor. Consolidated advertising and promotion expense increased by $44,900 for the quarter ended March 31, 2004 compared to 2003. We anticipate that the advertising and promotion expense will increase in 2004. Consolidated payroll expense decreased by $73,400 for the three months ended March 31, 2004 compared to 2003. We continued our overhead reduction effort in 2004 and employee count for the Company was reduced from 82 as of March 31, 2003 to 71 as of March 2004.

INCOME TAXES

The Company did not record a tax benefit for losses incurred in 2004 and 2003. No tax benefits were recorded in 2003 and 2004, as management does not believe it is more likely than not that the benefit from such deferred tax assets will be realized.

LOSS FROM CONTINUING OPERATIONS

Consolidated loss from continuing operations for the three months ended March 31, 2004 was $309,600 compared to $429,100 in 2003. The decrease in the consolidated loss was primarily resulted from an increase of in gross profit by $197,000 and an increase of expenses by $78,300 for the three months ended March 31, 2004 compared to 2003. Loss from operations for PMI, PMIGA and LW for the three months ended March 31, 2004 was $265,700, $40,200 and $27,000, respectively. The loss from operations for PMI, PMIGA and LW decreased for the three months ended March 31, 2004 compared to 2003. The decrease was primarily due to an increase in gross profit and a decrease in expenses. Loss from operations for PMI, PMIGA and LW for the three months ended March 31, 2003 was $376,700, $113,000 and $46,300, respectively.

DISCONTINUED OPERATIONS

The operations of FNC and Lea were discontinued during the second quarter in 2003. For financial statement reporting purposes, the operating results of FNC and Lea have been reclassified as discontinued operations.

EFFECT OF DELISTING

Effective April 30, 2003, our Company stock was delisted from the Nasdaq SmallCap Market and is being traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company’s common stock enables the holder of the Company’s Series A Redeemable Convertible Preferred Shares to request the redemption of such shares. As of March 31, 2004, the redemption value of the Series A Preferred Stock was $968,300. The Company has increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value and has recorded an increase in loss applicable to common shareholders of $3,200 and $733,900 for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, no demand from the preferred shareholder has been received. If such demand were to occur, it is probable that the Company would not have the funding necessary to satisfy the liability.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss applicable to common shareholders of $319,200 for the three months ended March 31, 2004 and $2,896,600 for the year ended December 31, 2003. During 2003, the Company triggered a redemption provision in its Series A redeemable convertible preferred stock agreement. As a result, we have classified such stock as a current liability. While no demand for payment from the shareholder has been received, if such demand were to occur, there is no assurance the Company would have the funding necessary to satisfy the liability. The Company’s common stock was delisted from the NASDAQ Small Cap market effective April 30, 2003 because the Company was out of compliance with the NASDAQ’s minimum market value and minimum common stock bid price requirements. As of March 31, 2004 and December 31, 2003, we were in violation of certain loan covenants under our inventory financing facility with Textron Financial Corporation (Textron) and during 2003 we were in violation of certain loan covenants under our mortgage loan agreement with Wells Fargo Bank (Wells Fargo). Even though waivers for such violations were obtained from Textron and Wells Fargo through June 30, 2004 and December 31, 2003, respectively, it is probable that we will be out of compliance with certain of those covenants in the future. If this were to occur and waivers for the violations could not be obtained, Textron might terminate the credit facility and accelerate the loan payments and the Wells Fargo loan would be required to be classified as current liability causing another out of compliance condition on the Textron loan. If such termination were to occur, there is no assurance that the Company would have the funding necessary to finance its future inventory or would be able to obtain additional financing. These conditions raise doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitability and generate sufficient cash flows to meet its obligations as they come due. Management believes that the continued downsizing and continued cost-cutting measures to reduce overhead at all of its remaining subsidiaries and an improved economy will enable the Company to eventually achieve profitability. However, there can be no assurance that the Company will be able to achieve a profitable level of operations in 2004 or beyond. Based on our present operations, we anticipate that our working capital will satisfy our financing needs for the next twelve months provided that we can maintain our credit facilities with Textron, Wells Fargo and our key suppliers. If one or more of these credit facilities are withdrawn and we fail to replace it with comparable credit facilities, we would have to obtain additional equity or debt financing or liquidate a sufficient amount of our assets to replace or retire those credit facilities that were withdrawn. There can be no assurance that we will be able to obtain debt or equity financing or obtain it on terms acceptable to us.

At March 31, 2004 and December 31, 2003, we had consolidated cash and cash equivalents totaling $1,886,700 and $1,491,700, respectively. We have included the redemption value of $968,300 and $958,600 of our redeemable Series A Preferred Stock in the current liabilities as of March 31, 2004 and December 31, 2003, respectively. After giving the effect of the inclusion of the redeemable preferred stock in the current liabilities, our working capital deficiency was $11,200 as of March 31, 2004 compared to a working capital of $183,400 as of December 31, 2003.

Net cash used by operating activities for the three months ended March 31, 2004 was $415,700, which principally reflected the net loss from continuing operations of $309,600, an increase in inventory of $629,400 and an increase in accounts receivable of $370,200, which was partially offset by an increase in accounts payable of $295,500 and an increase in accrued expenses of $274,500.

Net cash provided by financing activities was $810,700 for the three months ended March 31, 2004, primarily resulting from an increase in floor plan inventory loans of $816,500.

On March 20, 2003, the Company received a federal income tax refund of $1,427,400 attributable to the 2002 net operating loss carryback.

In April 2003, the Company settled a lawsuit relating to a counterfeit products claim for $95,000, which was paid in the second quarter of 2003. In December 2003, the Company settled a claim against a customer and its principal owner for a past due account receivable of $734,500. Under the settlement agreement, the customer agreed to pay the entire balance in 12 equal monthly installments of $61,200 each beginning December 2003. In addition, the customer entered into a UCC-Financing Statement with the Company under which the customer secured its payments due to us with all its assets, including inventory, accounts receivable and equipment. The customer had made three payments, and then became delinquent on its next two scheduled payments. The customer has requested and the Company has approved a 60-day extension for the payments in the repayment schedule beginning from the original due date of the first delinquent payment (April 1, 2004). In May 2004 the customer resumed payments. As of March 31, 2004, the remaining unpaid balance was $550,900.

Effective April 30, 2003, our Company stock was delisted from the Nasdaq SmallCap Market. The delisting of the Company’s common stock enables the holder of the Company’s Series A Redeemable Convertible Preferred Shares to request the redemption of such shares. As of March 31, 2004, the redemption value of the Series A Preferred Stock was $968,300. Under the preferred stock purchase agreement, the holder of the preferred stock has the right to require us to redeem the preferred stock in cash at a minimum of 1.5 times the Stated Value. As of March 31, 2004, the Company has not received a demand for redemption from the preferred shareholder. If such demand were to occur, there is no assurance that the Company would have the funding necessary to satisfy the liability.

Effective April 30, 2003, Transamerica Commercial Finance Corporation elected to terminate the $4 million accounts receivable and inventory financing credit facility we had with them. In May 2003, PMI obtained a $3,500,000 inventory financing facility, which includes a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan, from Textron Financial Corporation (Textron). The credit facility is guaranteed by PMIC, PMIGA, FNC, Lea, LW and two shareholders/officers of the Company. Borrowings under the inventory line are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (10% at March 31, 2004). The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the eligible accounts receivables and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. PMI and PMIC are required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, a minimum tangible capital funds and required levels of profitability. As of March 31, 2004 and December 31, 2003, the Company was out of compliance with the maximum leverage ratio covenant and the minimum tangible capital funds covenant. The Company obtained waivers from Textron with regard to these covenants through June 30, 2004. Based on anticipated future results, it is probable that the Company will be out of compliance with these and/or other covenants in future periods. If this were to occur and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. Upon termination, there is no assurance that the Company would have the funding necessary to finance its future inventory purchases or would be able to obtain additional financing. We cannot assure you that we will be able to comply with these financial requirements in the future or to maintain the Textron flooring line if we continue our losses. We are required to maintain $250,000 in a restricted account as a pledge to Textron. This amount has been reflected as restricted cash in the accompanying condensed consolidated financial statements. As of March 31, 2004, the outstanding balance of this loan was $2,185,700.

Pursuant to our Wells Fargo Bank (Wells Fargo) mortgage loans, with a $2,354,100 balance at March 31, 2004, we are required to maintain a minimum amount of debt service coverage, a maximum debt to tangible net worth ratio, no consecutive quarterly losses, and achieve net income on an annual basis. During 2003 the Company was in violation of two of these covenants. This constituted an event of default under the loan agreement and gave Wells Fargo the right to call the loan. However, a waiver of the defaults was obtained from the bank through December 31, 2003. As a condition for this waiver, the Company transferred $182,700 to a restricted account as a reserve for debt servicing. While the Company is currently not in violation of the Wells Fargo covenants as of March 31, 2004, based on our projections, it is probable that we will be out of compliance with these covenants in future periods. If this were to occur and a waiver for the violation cannot be obtained, the Company would be required to classify the bank loan as current, which could cause the Company to be out of compliance with an additional financial covenant included in its inventory flooring facility with Textron. It is uncertain as to the Company’s ability to obtain alternative financing in the event Textron terminated the loan facility or Wells Fargo elected to call the loan.

On April 1, 2003, the Company purchased a credit insurance policy from American Credit Indemnity covering certain accounts receivable up to $2,000,000 of losses. This policy expired on March 31, 2004 and renewed for the same amount for the fiscal year through March 31, 2005. The Company also entered into an insurance agreement with ENX, Inc. for its accounts receivables for one year beginning April 7, 2003. The agreement was renewed for an additional year through March 31, 2005. Under the ENX agreement, the Company may sell its past-due accounts receivables from pre-approved customers with pre-approved credit limits under certain conditions. As of March 31, 2004 approximately $1,044,600 of the outstanding receivables were approved for participation in the program by ENX. There is no assurance that we can renew the policy and agreement beyond March 31, 2005 at amounts that are cost-effective. In the event that we could not renew the policy and agreement with our existing or other insurance carriers, our future loss on uncollectible receivables would probably be higher.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO ACHIEVE PROFITABILITY

We have received a going concern opinion from our auditors for the financial statements for the year ended December 31, 2003. The opinion raises substantial doubts about our ability to continue as a going concern. We incurred a net loss applicable to common shareholders of $319,200 for the three months ended March 31, 2004. We also have incurred a net loss applicable to common shareholders of $2,896,600 for the year ended December 31, 2003 and we most likely will continue to incur losses in fiscal 2004. Our future ability to execute our business plan will depend on our efforts to increase revenues and return to profitability. We have implemented plans to reduce overhead and operating costs, and to build upon our existing business and capture new business. We are also dependent upon the continuing improvement in economic conditions. No assurance can be given, however, that these actions will result in increased revenues and profitable operations.

WE CAN PROVIDE NO ASSURANCE THAT WE HAVE SUFFICIENT FUNDING FOR REDEEMING OUR SERIES A PREFERRED STOCK

Effective April 30, 2003, our Company stock was delisted from the Nasdaq SmallCap Market. The delisting of the Company’s common stock enables the holder of the Company’s Series A Redeemable Convertible Preferred Shares to request the redemption of such shares. As of March 31, 2004, the redemption value of the Series A Preferred Stock was $968,300. Under the preferred stock purchase agreement, the holder of the preferred stock has the right to require us to redeem the preferred stock in cash at a minimum of 1.5 times the Stated Value. As of March 31, 2004, there the Company has not received a demand for redemption from the preferred shareholder. If such demand were to occur, it is probable that the Company would not have the funding necessary to satisfy the liability.

WE CAN PROVIDE NO ASSURANCE THAT WE WILL HAVE SUFFICIENT WORKING CAPITAL FOR OUR OPERATIONS AND BE ABLE TO SECURE ADDITIONAL CAPITAL REQUIRED BY OUR BUSINESS

Based on our present operations we anticipate that our working capital will satisfy our financing needs for the next twelve months provided that we can maintain our credit facilities with Textron, Wells Fargo and our key suppliers. If one or more of these credit facilities are withdrawn and we fail to replace it with comparable credit facilities, we would have to obtain additional equity or debt financing or sell a sufficient amount of our assets to replace or retire those credit facilities that were withdrawn. There can be no assurance that we will be able to obtain debt or equity financing or obtain it on terms acceptable to us. If we were forced to liquidate our assets, through whatever means that are most appropriate to us, there can be no assurance that we could raise sufficient proceeds to meet our obligations or remain as an economically viable enterprise.

POTENTIAL SALES OF ADDITIONAL COMMON STOCK AND SECURITIES CONVERTIBLE INTO OUR COMMON STOCK MAY DILUTE THE VOTING POWER OF CURRENT HOLDERS

We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock. These are “blank check” preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without shareholder consent. As of March 31, 2004, we had 600 shares of Series A Preferred outstanding. The Series A Preferred are convertible based on a sliding scale conversion price referenced to the market price of our common stock. As of March 31, 2004, the Series A Preferred would have been convertible into 860,700 shares of common stock based on the floor conversion price of $.75. Any additional shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock, and have preferences over shares of common stock with respect to dividends and liquidation rights.

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

PMI was in violation of covenants (2) and (3) as of December 31, 2003 and 2002. PMI received a waiver for such violation through December 31, 2003. While we were in compliance with our Wells Fargo debt covenants as of March 31, 2004, we cannot assure you that we will be able to meet all these financial covenants in the future. Based on anticipated future results, it is probable that we will be out of compliance with certain of those covenants. If this were to occur and a waiver for the violation cannot be obtained, Wells Fargo may declare us in default and accelerate the loan payments. As a result, the Company would be required to classify the bank loan as current, which would cause the Company to be out of compliance with an additional financial covenant included in its inventory flooring facility with Textron Financial Corporation as discussed below.

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

As of March 31, 2004 and December 31, 2003, we were in violation of covenants (2) and (4) and waivers for such violations were obtained through June 30, 2004. Based on anticipated future results, it is probable that we will be out of compliance with certain of those covenants. If this were to occur and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. Upon termination, there is no assurance that the Company would have the funding necessary to finance its future inventory or would be able to obtained additional financing. We cannot assure you that we will be able to comply with these financial requirements in the future or maintain our Textron flooring line if we continue our losses.

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

IF WE ARE UNABLE TO SECURE PRICE PROTECTION PROVISIONS IN OUR VENDORAGREEMENTS, THE VALUE OF OUR INVENTORY WOULD QUICKLY DIMINISH

As a distributor, we incur the risk that the value of our inventory will be adversely affected by industry wide forces. Rapid technology change is commonplace in the industry and can quickly diminish the marketability of certain items, whose functionality and demand decline with the appearance of new products. These changes and price reductions by vendors may cause rapid obsolescence of inventory and corresponding valuation reductions in that inventory. We currently seek provisions in our vendor agreements common to industry practice that provide price protections or credits for declines in inventory value and the right to return unsold inventory. No assurance can be given, however, that we can negotiate such provisions in each of our contracts or that such industry practice will continue.

EXCESSIVE CLAIMS AGAINST WARRANTIES THAT WE PROVIDE COULD ADVERSELY EFFECT OUR BUSINESS

Our suppliers generally warrant the products that we distribute and allow us to return defective products, including those that have been returned to us by customers. We do not independently warrant the products that we distribute. If excessive claims were made against these warranties our results of operations would suffer.

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

WE DEPEND ON KEY SUPPLIERS FOR A LARGE PORTION OF OUR INVENTORY, LOSS OF THOSESUPPLIERS
COULD HARM OUR BUSINESS

One supplier, Sunnyview/Real Wisdom (“Sunnyview”), accounted for approximately 11% and 18% of our total purchases for the quarter ended March 31, 2004 and for the year ended December 31, 2003, respectively. One other vendor accounted for 8% and 17% of purchases for the quarter ended March 31, 2004 and for the year ended December 31, 2003, respectively. We do not have a supply contract with Sunnyview nor the other vendor, but rather purchase products from them through individual purchase orders, none of which has been large enough to be material to us. Although we have not experienced significant problems with Sunnyview or our other suppliers, and we believe we could obtain the products that Sunnyview and the other vendor’s supplies from other sources, there can be no assurance that our relationship with Sunnyview and with our other suppliers will continue or, in the event of a termination of our relationship with any given supplier, that we would be able to obtain alternative sources of supply on comparable terms without a material disruption in our ability to provide products and services to our customers. This may cause a loss of sales that could have a material adverse effect on our business, financial condition and operating results.

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

WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL SUCH AS ECONOMIC AND GENERAL RISKSOF
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to one of our bank loans with a $2,354,100 balance at March 31, 2004 which bears fluctuating interest based on the bank’s 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results, financial position or cash flow. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

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

PART II

ITEM 1. – LEGAL PROCEEDINGS

None

ITEM 6. — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description	Reference

3.1	Articles of Incorporation	(1)

3.2	Bylaws, as amended and restated	(1)

31.1	Certificate of Chief Executive Officer and Chief Financial
	Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer and Chief Financial
	Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)     Incorporated by reference from the Company’s registration statement on Form 10SB-12G filed January 20, 1999.*

Filed herewith

(b) Reports on Form 8-K

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC MAGTRON INTERNATIONAL CORP., a Nevada corporation

Date: June 11, 2004	By:	/s/ Theodore S. Li Theodore S. Li President and Chief Financial Officer