Form 10-Q
period 2004-06-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2004-08-20
CIK 1077050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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
 (408) 956-8888
 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Common Stock, $0.001 par value per share:
10,485,100 shares issued and outstanding at July 21, 2004

PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$1,659,500	$1,491,700
Restricted cash	385,100	395,000
Accounts receivable, net of allowance for
doubtful accounts of $303,800 and
$281,800 in 2004 and 2003, respectively	3,912,600	4,350,900
Other receivables	489,700	673,300
Inventories	2,915,100	2,853,100
Prepaid expenses and other current assets	208,100	280,800
Assets from discontinued operations	233,500	233,500

Total Current Assets	9,803,600	10,278,300
Property and equipment, net	4,042,900	4,157,400
Deposits and other assets	236,000	336,700

	$14,082,500	$14,772,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable	$68,900	$66,100
Floor plan inventory loans	891,500	1,369,200
Accounts payable	7,780,800	7,140,900
Accrued expenses and other liabilities	274,100	228,500
Contingent settlement of Common Stock Warrants	12,300	55,700
Series A Mandatorily Redeemable Convertible
Preferred Stock	978,000	958,600
Liabilities from discontinued operations	312,700	275,900

Total Current Liabilities	10,318,300	10,094,900
Notes Payable, less current portion	3,068,200	3,103,400
Shareholders’ Equity:
Common stock, $0.001 par value; 25,000,000 shares authorized;
10,485,100 shares issued and outstanding	10,500	10,500
Additional paid-in capital	2,036,400	2,036,400
Accumulated deficit	(1,350,900)	(472,800)

Total Shareholders’ Equity	696,000	1,574,100

	$14,082,500	$14,772,400

See accompanying notes to condensed consolidated financial statements.

PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Sales	$17,002,300	$17,275,900	$38,794,000	$35,401,500
Cost of sales	16,145,800	16,186,800	36,667,100	33,239,000

Gross profit	856,500	1,089,100	2,126,900	2,162,500
Selling, general and
administrative expenses	1,367,000	1,505,000	2,931,500	2,991,200

Loss from continuing operations
before other income (expense)	(510,500)	(415,900)	(804,600)	(828,700)

Other income (expense):
Interest expense	(42,400)	(40,400)	(82,800)	(79,000)
Litigation settlement	—	—	—	(95,000)
Change in fair value of
warrants issued	12,100	(8,200)	43,400	106,700
Other expense, net	(8,300)	(15,600)	(14,700)	(13,200)

Total other expense	(38,600)	(64,200)	(54,100)	(80,500)

Loss from continuing operations	(549,100)	(480,100)	(858,700)	(909,200)

Discontinued operations:
Loss from discontinued
operations of:
Frontline Network Consulting, Inc.	—	(144,400)	—	(279,300)
Lea Publishing Inc.	—	(59,700)	—	(106,000)
Loss from disposal of:
Frontline Network Consulting,
Inc.	—	(13,700)	—	(13,700)
Lea Publishing Inc.	—	(16,000)	—	(16,000)

Loss from discontinued operations	—	(233,800)	—	(415,000)

Accretion of discount and deemed
dividend related to beneficial
conversion of Series A
Convertible Preferred Stock	(6,500)	(6,300)	(12,900)	(12,300)
Accretion of redemption value of
Series A Convertible Preferred
Stock	(3,300)	(3,100)	(6,500)	(737,000)

Net Loss applicable to
common shareholders	$(558,900)	$(723,300)	$(878,100)	$(2,073,500)

Basic and diluted loss per share:
Loss from continuing operations	$(0.05)	$(0.05)	$(0.08)	$(0.16)
Loss from discontinued
operations	(0.00)	(0.02)	(0.00)	(0.04)

Net loss applicable to common shareholders	$(0.05)	$(0.07)	$(0.08)	$(0.20)

Shares used in basic and diluted
per share calculation	10,485,100	10,485,100	10,485,100	10,485,100

See accompanying notes to consolidated financial statements.

PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2004	2003

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss applicable to common shareholders	$(878,100)	$(2,073,500)
Less: Loss from discontinued operations	—	(415,000)
Accretion of discount related to Series
A Convertible Preferred Stock	(12,900)	(12,300)
Accretion of redemption value of Series
A Convertible Preferred Stock	(6,500)	(737,000)

Net loss from continuing operations	(858,700)	(909,200)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	206,400	158,700
Provision for doubtful accounts	22,000	23,200
Change in fair value of warrants	(43,400)	(106,700)
Changes in operating assets and
liabilities:
Accounts receivable	416,300	300,600
Other receivables	183,600	—
Inventories	(62,000)	399,800
Prepaid expenses and other
current assets	11,600	(167,000)
Income taxes receivable	—	1,472,800
Accounts payable	639,900	(1,374,300)
Accrued expenses	45,600	227,800

NET CASH PROVIDED BY CONTINUING OPERATIONS	561,300	25,700
NET CASH PROVIDED BY (USED IN) DISCONTINUED
OPERATIONS	36,800	(309,400)

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES	598,100	(283,700)

CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITIES:
NET INVESTING ACTIVITIES OF DISCONTINUED
OPERATIONS	—	43,700

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
Net decrease in floor plan inventory loans	(477,700)	(328,300)
Principal payments on notes payable	(32,400)	(29,700)
Decrease (increase) in restricted cash	79,800	(250,000)

NET CASH USED IN FINANCING ACTIVITIES OF
CONTINUING OPERATIONS	(430,300)	(608,000)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	167,800	(848,000)
CASH AND CASH EQUIVALENTS:
Beginning of period	1,491,700	1,901,100

End of period	$1,659,500	$1,053,100

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

The Company incurred a net loss applicable to common shareholders of $878,100 for the six months ended June 30, 2004 and $2,896,600 for the year ended December 31, 2003. As of June 30, 2004, the Company also has a working capital deficiency of $514,700 and an accumulated deficit of $1,350,900. During 2003, the Company also triggered a redemption provision in its Series A redeemable convertible preferred stock agreement and as a result, has increased the value of such stock to its redemption value and reclassified it as a current liability. In addition, the Company is in violation of certain of its debt covenants, which violations have been subsequently waived. Based on anticipated future results, it is probable that the Company will be out of compliance with certain of the covenants in future quarters. If this were to occur and waivers for the violations could not be obtained, the Company’s inventory flooring line might be terminated and loan payments on its inventory flooring line and mortgage loan might be accelerated. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management believes that its downsizing and its continued cost-cutting measures to reduce overhead and an improving economy will enable it to achieve profitability. However, there can be no assurance that the Company will be able to achieve a profitable level of operations. If the Company were unable to do so, it would have to obtain additional equity or debt financing or sell a sufficient amount of its assets to retire the Textron Financial Corporation and Wells Fargo Bank credit facilities. There can be no assurance the Company will be able to obtain debt or equity financing or obtain it on terms acceptable to the Company. If the Company were forced to liquidate its assets, there can be no assurance that the Company could raise sufficient proceeds to meet its obligations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires the Company provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plan had been determined in accordance with the fair value method. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model. There were no options granted for the six months ended June 30, 2004 and 2003. During the six months ended June 30, 2004 and 2003, no outstanding options were exercised and options to purchase 2,000 shares of the Company’s common stock in 2004 and 6,000 shares of the Company’s common stock in 2003 were cancelled due to employee terminations. Had the Company adopted the fair value method of accounting for stock option provided by FASB Statement No. 123, the Company’s net loss would have increased as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net loss applicable to common shareholders:
As reported	$(558,900)	$(723,300)	$(878,100)	$(2,073,500)
Add: total stock based
employee compensation
expense determined
using the fair value
method for all awards	(4,200)	(10,800)	(8,400)	(22,100)

Pro forma	$(563,100)	$(734,100)	$(886,500)	$(2,095,600)

Basic and diluted loss per share:
As reported	$(0.05)	$(0.07)	$(0.08)	$(0.20)

Pro forma	$(0.05)	$(0.07)	$(0.08)	$(0.20)

LOSS PER SHARE

Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the three months and six months ended June 30, 2004 and 2003, options and warrants to purchase shares of the Company’s common stock and shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

The following is the computation of the Company’s basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Loss from continuing operations	$(549,100)	$(480,100)	$(858,700)	$(909,200)
Accretion of discount and deemed
dividend related to beneficial
conversion of Series A
Convertible Preferred Stock	(6,500)	(6,300)	(12,900)	(12,300)
Accretion of redemption value of
Series A Convertible Preferred
Stock	(3,300)	(3,100)	(6,500)	(737,000)

Loss from continuing operations
applicable to common
shareholders	$(558,900)	$(489,500)	$(878,100)	$(1,658,500)

Basic and diluted loss per share –
Loss from continuing operations	$(0.05)	$(0.05)	$(0.08)	$(0.16)

Shares used in basic and diluted
per share calculation	10,485,100	10,485,100	10,485,100	10,485,100

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

There were no operating activities of FNC and Lea for the six months ended June 30, 2004. The operating results of FNC and Lea for the three months and six months ended June 30, 2003 were as follows:

	FNC	Lea

Three months ended June 30, 2003:
Net sales	$342,900	$80,200

Net loss	$(158,100)	$(75,700)

Six months ended June 30, 2003:
Net sales	$1,313,500	$179,700

Net loss	$(293,000)	$(122,000)

3.  STATEMENTS OF CASH FLOWS

Cash was paid during the six months ended June 30, 2004 and 2003 for:

SIX MONTHS ENDING JUNE 30,	2004	2003

Income taxes	$3,400	$6,000

Interest	$82,800	$79,000

The following are the non-cash financing activities for the six months ended June 30, 2004 and 2003:

SIX MONTHS ENDING JUNE 30,	2004	2003

Accretion of preferred stock dividend	$12,900	$12,300

Accretion of redemption value of
Series A Convertible Preferred Stock	$6,500	$737,000

On June 30, 2003 the Company entered into an agreement to sell certain assets of Lea. In addition to $5,000 in cash consideration, the Company received an electronic commerce support service contract from the purchaser for two years valued at $48,000. The service contract is being amortized using a straight-line method over the term of the contract.

4.  RELATED PARTY TRANSACTIONS

The Company sells computer products to a company owned by a member of the Board of Directors and Audit Committee of the Company. Management believes that the terms of these sales transactions are no more favorable than those given to unrelated customers. There were no sales to this company for the six months ended June 30, 2004. For the three months and six months ended June 30, 2003, the Company recognized $41,300 and $100,600, respectively, sales revenues from this customer. Included in accounts receivable as of June 30, 2003 is $32,200 due from this related party. There was no amount due from this related party as of June 30, 2004.

On June 30, 2003, the Company sold substantially all of Lea’s intangible assets and certain equipment to certain of the Lea’s employees (see note 2 to the condensed consolidated financial statements).

5.  INCOME TAXES

In March 2002, the Job Creation and Worker Assistance Act of 2002 (“the Act”) was enacted. The Act extended the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred for any taxable year ending in 2001 and 2002. As a result, on March 20, 2003, the Company received a federal income tax refund of $1,427,400 attributable to its 2002 net operating loss carryback. The Company recorded a full valuation allowance against the net deferred tax assets, including its federal and state net operating loss, for the three months and six months ended June 30, 2004 and 2003.

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

In May 2003, PMI obtained a $3,500,000 inventory financing facility, which includes a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan, from Textron Financial Corporation (Textron). The credit facility is guaranteed by PMIC, PMIGA, FNC, Lea, LW and two shareholders/officers of the Company and may be discontinued by Textron at any time at its sole discretion. Borrowings under the inventory line are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (10.25% at June 30, 2004). The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the eligible accounts receivables and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. PMI and PMIC are required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, a minimum tangible capital funds and required levels of profitability. As of June 30, 2004 and December 31, 2003, the Company was out of compliance with the maximum leverage ratio covenant and the minimum tangible capital funds for which waivers have been obtained. Based on the Company’s anticipated future results, it is probable that it will be out of compliance with certain of these covenants. If this were to occur and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. Upon termination, there is no assurance that the Company would have the funding necessary to finance its future inventory purchases at levels necessary to achieve profitability. The Company is also required to maintain $250,000 in a restricted account as a pledge to Textron. This amount has been reflected as restricted cash in the accompanying condensed consolidated financial statements. As of June 30, 2004, the outstanding balance of this loan was $891,500 and is classified as a current liability on the accompanying condensed consolidated balance sheet.

7.  NOTES PAYABLE

The Company’s wholly owned subsidiary, PMI, obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank’s 90-day LIBOR rate (1.25% as of June 30, 2004) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration (SBA) loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and is secured by the underlying property.

Under the bank loan, PMI is required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, and to have no more than two consecutive quarterly losses. In addition, PMI is required to achieve net income on an annual basis. As of June 30, 2004, PMI was in compliance with the loan covenants. As of December 31, 2003 and 2002, PMI was in violation of the quarterly loss and annual income covenants which constituted an event of default under the loan agreement and gave the bank the right to call the loan. Waivers of the loan covenant violations were obtained from the bank that extended through December 31, 2003. As a condition for these waivers, the Company transferred $180,000 to a restricted account as a reserve for debt service. This amount has been reflected as long-term restricted cash and included in Deposits and Other Assets in the accompanying condensed consolidated balance sheet. Based on anticipated future results, it is probable that the Company will be out of compliance with certain of these covenants. If this were to occur and a waiver for the violation cannot be obtained, the Company would be required to classify the bank loan as current, which would cause the Company to be out of compliance with another financial covenant included in its inventory flooring facility with Textron Financial Corporation as discussed in note 6 to the condensed consolidated financial statements.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company’s Form 10-K. The Company evaluates performance based on income or loss before income taxes, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments have been insignificant. The Company’s reportable segments are separate strategic business units. They are managed separately because each business requires different technology and/or marketing strategies. PMI and PMIGA are comparable businesses with different locations of operations and customers. Sales to foreign countries have been insignificant for the Company.

The following table presents information about reported continuing segment profit or loss for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues from external
customers:
PMI	$13,772,800	$14,323,000	$31,881,600	$29,067,100
PMIGA	1,176,400	1,650,000	2,794,000	3,652,500
LW	2,053,100	1,302,900	4,118,400	2,681,900

TOTAL	$17,002,300	$17,275,900	$38,794,000	$35,401,500

Segment loss before
income taxes:
PMI	$(425,800)	$(289,000)	$(691,500)	$(665,700)
PMIGA	(71,400)	(106,900)	(111,600)	(219,900)
LW	(56,000)	(68,000)	(83,000)	(114,300)

Loss before income
taxes for reportable
segments	(553,200)	$(463,900)	(886,100)	$(999,900)
Change in fair value of
warrants issued	12,100	(8,200)	43,400	106,700
Amortization of warrant
issuance costs	(8,000)	(8,000)	(16,000)	(16,000)

Consolidated loss from
continuing operations	$(549,100)	$(480,100)	(858,700)	$(909,200)

9.  ACCOUNTS RECEIVABLE AGREEMENTS

On April 1, 2003, the Company purchased a credit insurance policy from American Credit Indemnity covering certain accounts receivable up to $2,000,000 of losses. This policy expired on March 31, 2004 and renewed for the period through March 31, 2005. The Company also entered into an insurance agreement with ENX, Inc. for its accounts receivables for one year beginning April 7, 2003. The agreement was renewed for an additional year through March 31, 2005. Under the agreement, the Company sells its past-due accounts receivables from pre-approved customers with pre-approved credit limits under certain conditions. The commission is 0.5% of the approved invoice amounts with a minimum annual commission of $50,000. As of June 30, 2004 approximately $1,694,300 of the outstanding receivables were approved for participation in the program by ENX.

10.  LITIGATION SETTLEMENT AND CONTINGENCIES

In December 2003, the Company settled a claim against a customer and its principal owner for a past due account receivable of $734,500. Under the settlement agreement, the customer agreed to pay the entire balance in 12 equal monthly installments of $61,200 each beginning December 2003. In addition, the customer entered into a UCC-Financing Statement with the Company under which the customer secured its payments due to us with all its assets, including inventory, accounts receivables and equipment. In April of 2004, the customer requested and the Company approved a 60-day extension for the payments in the repayment schedule. As of June 30, 2004, the remaining unpaid balance was $489,700. The customer has not remitted its installment payments after the quarter ended June 30, 2004. The Company is in the process of foreclosing on all the assets, including cash, accounts receivables, inventories and real estate of the customer and its principal owner. The Company believes the ultimate total proceeds from the foreclosed assets would exceed the carrying value of the receivable from this customer.

In April 2003, the Company settled a lawsuit relating to a counterfeit products claim for $95,000 which was included in other expenses in the accompanying condensed consolidated statement of operations.

There are various claims, lawsuits, and pending actions against the Company involving matters incidental to the Company’s operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

11.  CAPITAL STOCK

In April 2003, Nasdaq notified the Company that its common stock was delisted from the Nasdaq SmallCap Market effective April 30, 2003. The Company’s common stock is being traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company’s common stock enables the holder of the Company’s Series A Redeemable Convertible Preferred Shares to request the repurchase of such shares 60 days after the delisting date. The Company has increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value and has recorded an increase in loss applicable to common shareholders in the accompanying consolidated statement of operations. As of June 30, 2004, no demand for payment from the preferred shareholder has been received. If such demand were to occur, there is no assurance that the Company would have the funding necessary to satisfy the liability. The Company has included its 4% Series A Redeemable Convertible Preferred Stock in current liabilities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The accompanying discussion and analysis of our financial condition and results of operations is based on the condensed consolidated financial statements, which are included elsewhere in this quarterly report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those projected in this report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include, but are not limited to, those identified in the Company’s Form 10-K for the fiscal year ended December 31, 2003 and included herein under the heading “Cautionary Factors That May Affect Future Results.”

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

OVERVIEW

Competition in the computer products distribution business continued to be intense during the three months and six months ended June 30, 2004. Consolidated sales decreased from $17,275,900 for the three months ended June 30, 2003 to $17,002,300 for the three months ended June 30, 2004. Sales generated by PMI decreased 3.8% for the quarter ended June 30, 2004 compared to 2003. We experienced continued intense pricing pressure. PMI realized a gross profit percent of 4.4% for the quarter ended June 30, 2004 compared to 5.8% in 2003. PMIGA was unable to penetrate the east coast market, which is dominated by a number of larger competitors and continued to experience a decreasing sales trend that began in the second quarter of 2002. The lack of financial resources and the inability to compete with the larger competitors resulted in a loss in market share. PMIGA generated $1,176,400 in sales for the quarter ended June 30, 2004 compared to $1,650,000 for 2003. LW generated $2,053,100 in sales and a loss of $56,000 for the quarter ended June 30, 2004 compared to $1,302,900 in sales and a loss of $68,000 in 2003. LW was in a development stage in 2002 and experienced growth in sales beginning in 2003. We do not expect LW’s sales will increase at this pace in the next 12 months. As of June 30, 2004, we were in violation of certain loan covenants under our inventory financing facility with Textron Financial Corporation (Textron). Even though waivers for such violation were obtained from Textron, it is probable that we will be out of compliance with certain of those covenants in the future. If this were to occur and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. If such termination were to occur, there is no assurance that the Company would have the funding necessary to finance its future inventory purchases or would be able to obtain alternative financing.

During 2003, the Company was in violation of certain covenants under our real estate mortgage loan agreement with Wells Fargo Bank (Wells Fargo). A waiver of the default was obtained from Wells Fargo through December 31, 2003. Although the Company was in compliance with these covenants as of June 30, 2004, it is probable that we will be out of compliance again in the next 12 months. If this were to occur and a waiver for the violation cannot be obtained, the Company would be required to classify the bank loan as current, which could cause the Company to be out of compliance with the financial covenants included in its inventory flooring facility with Textron. It is uncertain whether the Company would be able to obtain alternative financing in the event Textron terminated the loan facility or Wells Fargo elected to call the loan.

The Company incurred a net loss applicable to common shareholders of $878,100 for the six months ended June 30, 2004 and $2,896,600 for the year ended December 31, 2003. During 2003, the Company triggered a redemption provision in its Series A redeemable convertible preferred stock agreement. As a result, we have classified such stock as a current liability. While no demand for payment from the shareholder has been received, if such demand were to occur, there is no assurance the Company would have the funding necessary to satisfy the liability.

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

REVENUE RECOGNITION

The Company recognizes sales of computer and related products upon delivery of goods to the customer (generally upon shipment) and the customer takes ownership and assumes risk of loss, provided no significant obligations remain and collectibility is probable. A provision for estimated product returns is established at the time of sale based upon historical return rates, which have typically been insignificant, adjusted for current economic conditions. The Company generally does not provide volume discounts or rebates to its resale customers.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data of the continuing operations as a percentage of sales:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	95.0	93.7	94.5	93.9

Gross margin	5.0	6.3	5.5	6.1
Operating expenses	8.0	8.7	7.6	8.4

	(3.0)	(2.4)	(2.1)	(2.3)
Other income (expense), net	(0.2)	(0.4)	(0.1)	(0.2)

Loss from continuing operations	(3.2)	(2.8)	(2.2)	(2.5)
Loss from discontinued operations	(0.0)	(1.4)	(0.0)	(1.2)
Accretion and deemed dividend
relating to Series A Convertible
and Redeemable Preferred Stock
Loss from discontinued operations	(0.1)	(0.0)	(0.1)	(2.1)

Net loss applicable to Common
Shareholders	(3.3)%	(4.2)%	(2.3)%	(5.8)%

SALES

We experienced a slowdown in consolidated sales for the quarter ended June 30, 2004. The demand for computer products was weak in the second quarter of 2004 after we experienced higher demand in the first quarter 2004. Consolidated sales for the quarter ended June 30, 2004 were $17,002,300 compared to $17,275,900 for 2003. However, consolidated sales increased from $35,401,500 for the six months ended June 30, 2003 to $38,794,000 for the same period of 2004. The increase in consolidated sales for the six months ended June 30, 2004 compared to the same period in 2003 was partly attributable to the recovery of the economy and increased demand in the first quarter of 2004. Due to the intense price competition in the computer products market, we are experiencing a trend of decreasing gross profit as a percentage of gross sales. Our consolidated gross profit decrease from 6.3% for the quarter ended June 30, 2003 to 5.0% for 2004 and from 6.1% for the six months ended June 30, 2003 to 5.5% for 2004. We anticipate that our sales will follow the condition of the economy in 2004 and the pricing pressure will continue in the computer products distribution industry.

PMI

PMI’s sales decreased from $14,323,000 for the quarter ended June 30, 2003 to $13,772,800 in the same quarter of 2004, a decrease of 3.8%, which was primarily attributable to the weak demand for computer products in the market. However, PMI’s sales increased from $29,067,100 for the six months ended June 30, 2003 to $31,881,600 for the same period of 2004. The increase in PMI’s sales for the six months ended June 30, 2004 was partly attributed to the recovery of the economy and increased demand in the first quarter of 2004. Pricing pressure remained intense for the quarter and six months ended June 30, 2004. PMI’s gross profit for the quarter ended June 30, 2004 was 4.6% and 4.4% of sales, respectively, compared to 5.7% and 5.8% for the same period in 2003.

PMIGA

PMIGA has not been able to penetrate the east coast market, which is dominated by a number of larger competitors. The lack of financial resources and the inability to compete with the larger competitors resulted in a loss in market share in the quarter and six months ended June 30, 2004 and during the year 2003. Sales declined from $1,650,000 for the quarter ended June 30, 2003 to $1,176,400 for 2004 and from $3,652,500 for the six months ended June 30, 2003 to $2,794,000 for 2004. During 2003, management focused on selling certain higher profit products and improved its product management. As a result, gross profit as a percent of sales for PMIGA increased from 8.2% for the three months ended June 30, 2003 to 8.4% for the three months ended June 30, 2004. Gross profit also increased from 7.1% for the six months ended June 30, 2003 to 8.5% for the six months ended June 30, 2004. However, it is uncertain that we can maintain the pricing on those higher profit products for the remaining of 2004.

LW

LW competes with a vast number of e-store websites on the internet. Most of them are relatively small, but a number of larger e-stores, such as Amazon.com and Buy.com, dominate in the e-commerce space. Competition is based on having the products available and shipping expediently and correctly at competitive prices. Sales to end-users and resellers for the three months and six months ended June 30, 2004 and 2003 are as follows:

	Sales to End Users	Sales to Resellers	Total

For three months ended June 30, 2004:
Amounts	$402,800	$1,650,300	$2,053,100
Percentage of total	20%	80%	100%
For three months ended June 30, 2003:
Amounts	$656,500	$646,400	$1,302,900
Percentage of total	50%	50%	100%
For six months ended June 30, 2004:
Amounts	$1,285,600	$2,832,800	$4,118,400
Percentage of total	31%	69%	100%
For six months ended June 30, 2003:
Amounts	$1,135,000	$1,546,900	$2,681,900
Percentage of total	42%	58%	100%

The decrease in sales to end-users for the three months ended June 30, 2004 compared to 2003 is due to the weak demand and intense competition in computer products market. LW experienced an increase of $150,600 in sales to end-users for the six months ended June 30, 2004 compared to 2003. The increase in sales to end-users was due to an improved economy during the quarter ended March 31, 2004 compared to 2003. Gross profit for sales to end-users was 29.0% of sales for the three months ended June 30, 2004 compared to 10.4% in 2003. Gross profit for sales to end-users was 24.9% of sales for the six months ended June 30, 2004 compared to 12.3% in 2003. The increase in gross profit is due to management’s focus on selling certain higher profit products. However, it is uncertain that we can maintain the pricing on those higher profit products. We expect the intense price competition will continue in 2004 for sales to the end-users.

Sales to resellers increase from $646,400 for the three months ended June 30, 2003 to $1,650,300 for 2004 and from $1,546,900 for the six months ended June 30, 2003 to $2,832,800 for 2004. LW was in a development stage in 2002 and experienced the growth in sales beginning 2003. We do not anticipate LW’s sales to resellers will increase for the remaining 2004 at the rate we experienced in 2003. Gross profits for sales to resellers are generally lower than for sales to end-users. LW’s gross profit for sales to resellers for the three months and six months ended June 30, 2004 was 2.4% and 3.8%, respectively, compared to 8.0% for the three months ended June 30, 2003 and 7.7% for the six months ended June 30, 2003. The change in gross profit was primarily due to the mix of the products sold.

EXPENSES

Consolidated selling, general and administrative expenses decreased from $1,505,000 for the quarter ended June 30, 2003 to $1,367,000 for the quarter ended June 30, 2004 and from $2,991,200 for the six months ended June 30, 2003 to $2,931,500 for the six months ended June 30, 2004. We continued our overhead reduction effort in 2004. We reduced our employee count from 81 employees as of June 30, 2003 to 61 employees as of June 30, 2004. Consolidated payroll expense decreased by $151,200 for the three months ended June 30, 2004 compared to 2003 and by $224,600 for the six months ended June 30, 2004 compared to 2003. Consolidated professional service expenses also decreased by $88,000 and $124,000 for the three months and six months ended June 30, 2004 compared to 2003, respectively. The decreases in payroll and professional service expenses were partly offset by increases in consolidated shipping expense by $64,700 for the three months ended June 30, 2004 and by $170,200 for the six months ended June 30, 2004 compared to 2003. Bank fees for merchant accounts increased by $11,600 for the three months ended June 30, 2004 and $48,600 for the six months ended June 30, 2004 compared to 2003. The increase in shipping expense and bank fees was primarily due to an increase in LW’s sales for 2004 compared to 2003. Beginning in the fourth quarter 2003, we sponsored consumer promotion programs with a vendor. Consolidated advertising and promotion expense, which included the costs of the promotion programs, increased by $47,600 for the quarter ended June 30, 2004 and by $92,400 for the six months ended June 30, 2004 compared to 2003. We anticipate that the consumer promotion programs will continue in 2004.

INCOME TAXES

The Company did not record a tax benefit for losses incurred in 2004 and 2003, as management does not believe it is more likely than not that the benefit from such deferred tax assets will be realized.

LOSS FROM CONTINUING OPERATIONS

Consolidated loss from continuing operations for the three months and six months ended June 30, 2004 was $549,100 and $858,700, respectively, compared to $480,100 and $909,200 for the three months and six months ended June 30, 2003, respectively. The increase in the consolidated loss for the three months ended June 30, 2004 was primarily a result of decrease in gross profit by $232,600 which was partly offset by a decrease in expenses by $138,000. The decrease in the consolidated loss for the six months ended June 30, 2004 was primarily resulted from a decrease in expenses by $59,700 which was partly offset by a decrease of in gross profit by $35,600.

DISCONTINUED OPERATIONS

The operations of FNC and Lea were discontinued during the second quarter in 2003. For financial statement reporting purposes, the operating results of FNC and Lea have been reclassified as discontinued operations.

EFFECT OF DELISTING

Effective April 30, 2003, our Company stock was delisted from the Nasdaq SmallCap Market and is being traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company’s common stock enables the holder of the Company’s Series A Redeemable Convertible Preferred Shares to request the redemption of such shares. As of June 30, 2004, the redemption value of the Series A Preferred Stock was $978,000. The Company has increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value and has recorded an increase in loss applicable to common shareholders of $6,500 and $737,000 for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, no demand from the preferred shareholder has been received. If such demand were to occur, it is probable that the Company would not have the funding necessary to satisfy the liability.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $1,659,500 in cash and cash equivalents as of June 30, 2004. However, after including in our liabilities the redemption value of the Series A Preferred Stock of $978,000 as of June 30, 2004, a sum the Company will have to pay upon demand of the holders of the Series A Preferred Stock, we had a working capital deficiency of $514,700 as of June 30, 2004.

Our net cash provided by operating activities for the six months ended June 30, 2004 was $598,100, which principally reflected a decrease in accounts receivable of $416,300 and an increase in accounts payable of $639,900, which was partially offset by the net loss from continuing operations of $878,100 for the six months ended June 30, 2004. Our net cash used by financing activities was $430,300 for the six months ended June 30, 2004, primarily resulting from a decrease in our inventory financing facility loan of $477,700.

We rely on our $3.5 million inventory financing facility with Textron Financial Corporation (Textron) to manage our cash flow used to purchase inventory. As of June 30, 2004, the outstanding balance of this loan was $891,500. This credit facility is guaranteed by PMIC, PMIGA, FNC, Lea, LW and two shareholders/officers of the Company. Borrowings under the inventory line are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (10.25% at June 30, 2004). The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the eligible accounts receivables and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. We are required to maintain $250,000 in a restricted account as a pledge to Textron, an amount that is reflected as restricted cash in our condensed consolidated financial statements.

In addition, PMI and PMIC are required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, a minimum tangible capital funds and required levels of profitability to maintain the Textron credit facility. As of June 30, 2004, the Company was out of compliance with the maximum leverage ratio covenant and the minimum tangible capital funds covenant. The Company obtained waivers from Textron with regard to these covenants. However, based on anticipated future results, it is probable that the Company will be out of compliance with these and/or other covenants in future periods. If this were to occur and a waiver for the violation are not obtained, Textron might terminate the credit facility and accelerate the loan payments due.

We cannot assure you that we will be able to comply with these financial requirements in the future or to maintain the Textron flooring line if we continue our losses. We do not currently have another line of credit available. If we were not able to replace this credit facility, we would only be able to continue to purchase inventory without a credit facility. There is no assurance that the Company would have sufficient amounts of cash and credits from our suppliers available to continue under these circumstances as a going concern.

We also have repayment obligations to Wells Fargo Bank (Wells Fargo) on our mortgage loan that we used to purchase the office and warehouse facility in Milpitas, California. The balance on this loan was $2,346,700 at June 30, 2004. We are required to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, have no more than two consecutive quarterly losses, and achieve net income on an annual basis under the terms of this loan. During 2003 we defaulted on two of these covenants, but was able to obtain a waiver from Wells Fargo on the condition that we transfer $180,000 to a restricted account as a reserve for debt servicing. Based on our current projections, it is probable that we will be out of compliance with one or more of these covenants in future periods. If this were to occur and Wells Fargo does not waive the default, the loan repayment could be accelerated. This would required us to classify the bank loan as current liability, which could cause the Company to be out of compliance with the financial covenants included in its inventory flooring facility with Textron.

Based on our present operations, we anticipate that our working capital will satisfy our financing needs for the next twelve months provided that we can maintain our credit facilities with Textron, Wells Fargo and our key suppliers and our Series A Preferred Stockholder does not exercise its redemption rights. It is probable that we will be in default under one of more of our credit facilities in the next twelve months, which would allow our lender to withdraw the facility. If one or more of these credit facilities are withdrawn and we are unable to replace it with comparable credit facilities, we would have to obtain additional equity or debt financing or liquidate a sufficient amount of our assets to replace or retire those credit facilities that were withdrawn to continue our operations as a going concern. There can be no assurance that we will be able to obtain debt or equity financing or obtain it on terms acceptable to us.

In December 2003, the Company settled a claim against a customer and its principal owner for a past due account receivable of $734,500. Under the settlement agreement, the customer agreed to pay the entire balance in 12 equal monthly installments of $61,200 each beginning December 2003. In addition, the customer entered into a UCC-Financing Statement with the Company under which the customer secured its payments due to the Company with all its assets, including inventory, accounts receivables and equipment. As of June 30, 2004, the remaining unpaid balance was $489,700. The customer has not remitted its installment payments after the quarter ended June 30, 2004. The Company is in the process of foreclosing all the assets, including cash, accounts receivables, inventories and real estate of the customer and its principal owner. The Company believes the ultimate total proceeds from the foreclosed assets would exceed the carrying value of the receivable from this customer.

We manage our bad debts risk by purchasing credit insurance. We have a credit insurance policy from American Credit Indemnity covering certain accounts receivable up to $2,000,000 of losses and a second policy with ENX, Inc. for certain of its accounts receivables. The policies expire in March 2005. Under the ENX agreement, the Company sells its past-due accounts receivable from pre-approved customers with pre-approved credit limits under certain conditions. As of June 30, 2004, approximately $1,694,300 of the outstanding receivables was approved by ENX. There is no assurance that we can renew the policies beyond March 31, 2005 at amounts that are cost-effective. In the event that we could not renew the policy and agreement with our existing or other insurance carriers, our future loss on uncollectible receivables would probably be higher.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO ACHIEVE PROFITABILITY

We have received a going concern opinion from our auditors for the financial statements for the year ended December 31, 2003. The opinion raises substantial doubts about our ability to continue as a going concern. We incurred a net loss applicable to common shareholders of $878,100 for the six months ended June 30, 2004. We also have incurred a net loss applicable to common shareholders of $2,896,600 for the year ended December 31, 2003 and we most likely will continue to incur losses in fiscal 2004. As of June 30, 2004, the Company also has a working capital deficiency of $514,700 and an accumulated deficit of $1,350,900. Our future ability to execute our business plan will depend on our efforts to increase revenues and return to profitability. We have implemented plans to reduce overhead and operating costs, and to build upon our existing business and capture new business. We are also dependent upon the continuing improvement in economic conditions. No assurance can be given, however, that these actions will result in increased revenues and profitable operations.

WE CAN PROVIDE NO ASSURANCE THAT WE HAVE SUFFICIENT FUNDING FOR REDEEMING OUR SERIES A PREFERRED STOCK

Effective April 30, 2003, our Company stock was delisted from the Nasdaq SmallCap Market. The delisting of the Company’s common stock enables the holder of the Company’s Series A Redeemable Convertible Preferred Shares to request the redemption of such shares. As of June 30, 2004, the redemption value of the Series A Preferred Stock was $978,000. Under the preferred stock purchase agreement, the holder of the preferred stock has the right to require us to redeem the preferred stock in cash at a minimum of 1.5 times the Stated Value. As of June 30, 2004, there the Company has not received a demand for redemption from the preferred shareholder. If such demand were to occur, it is probable that the Company would not have the funding necessary to satisfy the liability.

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

POTENTIAL SALES OF ADDITIONAL COMMON STOCK AND SECURITIES CONVERTIBLE INTO OUR COMMON STOCK MAY DILUTE THE VOTING POWER OF CURRENT HOLDERS

We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock. These are “blank check” preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without shareholder consent. As of June 30, 2004, we had 600 shares of Series A Preferred outstanding. The Series A Preferred are convertible based on a sliding scale conversion price referenced to the market price of our common stock. As of June 30, 2004, the Series A Preferred would have been convertible into 869,300 shares of common stock based on the floor conversion price of $.75. Any additional shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock, and have preferences over shares of common stock with respect to dividends and liquidation rights.

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

We were in violation of covenants (2) and (3) as of December 31, 2003. We received a waiver for such violation through December 31, 2003. We cannot assure you that we will be able to meet all these financial covenants in the future. Based on anticipated future results, it is probable that we will be out of compliance with certain of those covenants. If this were to occur and a waiver for the violation cannot be obtained, Wells Fargo may declare us in default and accelerate the loan payments. As a result, the Company would be required to classify the bank loan as current, which would cause the Company to be out of compliance with an additional financial covenant included in its inventory flooring facility with Textron Financial Corporation as discussed below.

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

As of June 30, 2004, March 31, 2004 and December 31, 2003, we were in violation of covenants (2) and (4) and waivers for such violations were obtained. Based on anticipated future results, it is probable that we will be out of compliance with certain of those covenants. If this were to occur and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. Upon termination, there is no assurance that the Company would have the funding necessary to finance its future inventory or would be able to obtained additional financing. We cannot assure you that we will be able to comply with these financial requirements in the future or maintain our Textron flooring line if we continue our losses.

It is uncertain as to the Company’s ability to obtain alternative financing in the event Textron terminated the loan facility and accelerated payments or Wells Fargo elected to call the loan.

OUR COMMON STOCK IS NOT ACTIVELY TRADED

Our common stock was delisted from the Nasdaq SmallCap Market effective April 30, 2003 due to our inability to maintain a minimum bid price of $1.00 per share. The Company’s common stock is being traded on the Over the Counter Bulletin Board (OCTBB). Our stock has not been actively traded since such delisting.

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

WE DEPEND ON KEY SUPPLIERS FOR A LARGE PORTION OF OUR INVENTORY, LOSS OF THOSE SUPPLIERS COULD HARM OUR BUSINESS

One supplier, Sunnyview/Real Wisdom (“Sunnyview”), accounted for approximately 14% and 18% of our total purchases for the six months ended June 30, 2004 and for the year ended December 31, 2003, respectively. One other vendor accounted for 7% and 17% of purchases for the six months ended June 30, 2004 and for the year ended December 31, 2003, respectively. We do not have a supply contract with Sunnyview nor the other vendor, but rather purchase products from them through individual purchase orders, none of which has been large enough to be material to us. Although we have not experienced significant problems with Sunnyview or our other suppliers, and we believe we could obtain the products that Sunnyview and the other vendor’s supplies from other sources, there can be no assurance that our relationship with Sunnyview and with our other suppliers will continue or, in the event of a termination of our relationship with any given supplier, that we would be able to obtain alternative sources of supply on comparable terms without a material disruption in our ability to provide products and services to our customers. This may cause a loss of sales that could have a material adverse effect on our business, financial condition and operating results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to one of our bank loans with a $2,346,700 balance at June 30, 2004 which bears fluctuating interest based on the bank’s 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results, financial position or cash flow. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded, as of the end of such period, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

PART II

  ITEM 6.  –  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit	Description	Reference

3.1	Articles of Incorporation	(1)

3.2	Bylaws, as amended and restated	(1)

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)   Incorporated by reference from the Company’s registration statement on Form 10SB-12G filed January 20, 1999.

*   Filed herewith

(b)   Reports on Form 8-K

(1) Form 8-K filed on June 25, 2004 to report that KPMG LLP (“KPMG”), the Registrant’s independent auditor, tendered its resignation to the Registrant.

(2) Form 8-K filed on July 26, 2004 to report that the Registrant’s board of directors appointed and engaged Weinberg & Company, P.A. as the Registrant’s independent auditor for the current fiscal year.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC MAGTRON INTERNATIONAL CORP.,
a Nevada corporation

Date: August 20, 2004	By /s/ Theodore S. Li
———————————————
Theodore S. Li President and Chief Financial Officer