Form 10-Q
period 2004-09-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2004-11-16
CIK 1077050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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
10,485,100 shares issued and outstanding at October 22, 2004

Part I. – Condensed Financial Information
Item 1. – Condensed Consolidated Financial Statements
Condensed consolidated balance sheets as of
September 30, 2004 (Unaudited) and December 31, 2003	1

Condensed consolidated statements of operations for
the three and nine months ended September 30, 2004
and 2003 (Unaudited)	2

Condensed consolidated statements of cash flows for
the nine months ended September 30, 2004 and 2003
(Unaudited)	3

Notes to condensed consolidated financial statements
(Unaudited)	4-12

Item 2. - Management's Discussion and Analysis of Financial
Condition and Results of Operations	13-24

Item 3. - Quantitative and Qualitative Disclosures About
Market Risk	25

Item 4. – Controls and Procedures	25

Part II - Other Information
Item 6. – Exhibits	26

Signature	27

PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30,		December 31,
	2004	2003
(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$1,072,400	$1,491,700
Restricted cash	250,000	395,000
Accounts receivable, net of allowance for
doubtful accounts of $259,200 and
$281,800 in 2004 and 2003, respectively	4,701,500	4,350,900
Other receivables	488,100	673,300
Inventories	2,569,700	2,853,100
Prepaid expenses and other current
assets	178,200	280,800
Assets from discontinued operations	16,200	233,500

Total Current Assets	9,276,100	10,278,300

Property and equipment, net	3,987,400	4,157,400
Other restricted cash and other assets	226,600	336,700

	$13,490,100	$14,772,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,930,300	$7,140,900
Floor plan inventory loans	1,772,300	1,369,200
Accrued expenses and other liabilities	124,200	228,500
Current portion of notes payable	70,400	66,100
Contingent settlement of Common Stock Warrants	10,200	55,700
Series A Redeemable Convertible
Preferred Stock	987,800	958,600
Liabilities from discontinued operations	25,300	275,900

Total Current Liabilities	9,920,500	10,094,900

Notes Payable, less current portion	3,050,000	3,103,400

Shareholders’ Equity:
Common stock, $0.001 par value; 25,000,000
shares authorized; 10,485,100 shares issued
and outstanding	10,500	10,500
Additional paid-in capital	2,036,400	2,036,400
Accumulated deficit	(1,527,300)	(472,800)

Total Shareholders’ Equity	519,600	1,574,100

	$13,490,100	$14,772,400

See accompanying notes to condensed consolidated financial statements.

PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,

	2004	2003	2004	2003

Sales	$17,004,100	$19,367,100	$55,798,100	$54,768,600
Cost of sales	16,111,300	18,256,100	52,778,400	51,495,100

Gross profit	892,800	1,111,000	3,019,700	3,273,500
Selling, general and
administrative expenses	1,108,100	1,569,200	4,039,600	4,560,500

Loss from continuing operations
before other income (expense)	(215,300)	(458,200)	(1,019,900)	(1,287,000)

Other income (expense):
Interest expense	(39,200)	(45,300)	(122,000)	(124,300)
Litigation settlement	--	--	--	(95,000)
Change in fair value of
warrants issued	2,100	11,700	45,500	118,400
Other expense, net	(7,500)	(2,900)	(22,200)	(16,100)

Total other expense	(44,600)	(36,500)	(98,700)	(117,000)

Loss from continuing operations	(259,900)	(494,700)	(1,118,600)	(1,404,000)

Discontinued operations:
Income (loss) from discontinued
operations of:
Frontline Network Consulting,
Inc.	93,300	(18,600)	93,300	(297,900)
Lea Publishing Inc.	--	(300)	--	(106,300)
Loss from disposal of:
Frontline Network Consulting,
Inc.	--	--	--	(13,700)
Lea Publishing Inc.	--	--	--	(16,000)

Income (loss) from discontinued
operations	93,300	(18,900)	93,300	(433,900)

Accretion of discount and deemed
dividend related to beneficial
conversion of Series A Redeemable
Convertible Preferred Stock	(6,600)	(6,300)	(19,500)	(18,600)
Accretion of redemption value of
Series A Redeemable Convertible
Preferred Stock	(3,200)	(3,100)	(9,700)	(740,100)

Net Loss applicable to
common shareholders	$(176,400)	$(523,000)	$(1,054,500)	$(2,596,600)

Basic and diluted loss per share:
Loss from continuing operations	$(0.03)	$(0.05)	$(0.11)	$(0.21)
Income (loss) from discontinued
operations	0.01	--	0.01	(0.04)

Net loss applicable to common
shareholders	$(0.02)	$(0.05)	$(0.10)	$(0.25)

Shares used in basic and diluted
per share calculation	10,485,100	10,485,100	10,485,100	10,485,100

See accompanying notes to condensed consolidated financial statements.

PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss applicable to common shareholders	$(1,054,500)	$(2,596,600)
Less: Income (loss) from discontinued operations	93,300	(433,900)
Accretion of discount related to Series
A Redeemable Convertible Preferred Stock	(19,500)	(18,600)
Accretion of redemption value of Series
A Redeemable Convertible Preferred Stock	(9,700)	(740,100)

Net loss from continuing operations	(1,118,600)	(1,404,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	276,100	238,000
Gain on disposal of property and equipment	(100)	--
Provision for doubtful accounts	25,000	49,600
Change in fair value of warrants	(45,500)	(118,400)
Changes in operating assets and
liabilities:
Accounts receivable	(375,600)	(982,000)
Other receivables	185,200	--
Inventories	283,400	264,600
Prepaid expenses and other
current assets	40,500	(85,000)
Income taxes receivable	--	1,472,800
Accounts payable	(210,600)	1,203,200
Accrued expenses and other liabilities	(104,300)	8,100

NET CASH PROVIDED BY (USED IN) CONTINUING
OPERATIONS	(1,044,500)	646,900
NET CASH PROVIDED BY (USED IN) DISCONTINUED
OPERATIONS	60,000	(145,700)

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES	(984,500)	501,200

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	1,300	3,500

NET CASH PROVIDED BY INVESTING ACTIVITIES OF
CONTINUING OPERATIONS	1,300	3,500
NET INVESTING ACTIVITIES OF DISCONTINUED
OPERATIONS	--	44,100

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,300	47,600

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
Net increase in floor plan inventory loans	403,100	403,700
Principal payments on notes payable	(49,100)	(45,200)
Decrease (increase) in restricted cash	209,900	(250,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES OF
CONTINUING OPERATIONS	563,900	108,500

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(419,300)	657,300

CASH AND CASH EQUIVALENTS:
Beginning of period	1,491,700	1,901,100

End of period	$1,072,400	$2,558,400

See accompanying notes to condensed consolidated financial statements.

PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The consolidated financial statements of Pacific Magtron International Corp. (the “Company” or “PMIC”) include its subsidiaries, Pacific Magtron, Inc. (“PMI”), Pacific Magtron (GA) Inc. (“PMIGA”) and LiveWarehouse, Inc. (“LW”). All inter-company accounts and transactions have been eliminated in consolidation.

PMI and PMIGA’s principal activity consists of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. LW sells consumer computer products through the internet and distributes certain computer products to resellers.

During the second quarter 2003, the Company sold substantially all the intangible assets of its majority owned subsidiary Frontline Network Consulting, Inc. (“FNC”) to a third party. Also during the second quarter of 2003, the Company sold all the intangible assets and certain tangible assets of its wholly owned subsidiary Lea Publishing, Inc. (“Lea”) to certain of Lea’s employees. PMI Capital Corporation (“PMICC”), a wholly owned subsidiary formed for the purpose of acquiring companies or assets deemed suitable for PMIC’s organization, was dissolved in the third quarter of 2003. The activities of FNC, Lea and PMICC have been reclassified for reporting purposes as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

The Company incurred a net loss applicable to common shareholders of $1,054,500 for the nine months ended September 30, 2004 and $2,896,600 for the year ended December 31, 2003. The Company also used cash of $984,500 in operating activities for the nine months ended September 30, 2004. As of September 30, 2004, the Company also had a working capital deficiency of $644,400 and an accumulated deficit of $1,527,300. During 2003, the Company also triggered a redemption provision in its Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) agreement and as a result, has increased the value of such stock to its redemption value and reclassified to a current liability. In addition, the Company violated certain of its debt covenants, which violations have been subsequently waived. Based on anticipated future results, it is probable that the Company will be out of compliance with certain of the covenants in future quarters. If this were to occur and waivers for the violations could not be obtained, the Company's inventory flooring line might be terminated and lo an payments on its inventory flooring line and mortgage loan might be accelerated.

The above conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management believes that the Company’s downsizing and its continued cost-cutting measures to reduce overhead and an improving economy will enable it to achieve profitability. However, there can be no assurance that the Company will be able to achieve a profitable level of operations. If the Company were unable to do so, it would have to obtain additional equity or debt financing or sell a sufficient amount of its assets to retire the inventory flooring line (Textron Financial Corporation, “Textron”) and Wells Fargo Bank (“Wells Fargo”) credit facilities. There can be no assurance the Company will be able to obtain additional debt or equity financing or obtain such financing on term s acceptable to the Company. If the Company were forced to liquidate its assets, there can be no assurance that the Company could raise sufficient proceeds to meet its obligations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The financial information included herein is unaudited. The interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in the Company's Form 10-K for the year ended December 31, 2003. Interim operating results are not necessarily indicative of operating results expected for the entire year.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires the Company provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model. There were no options granted for the nine months ended September 30, 2004 and 2003. Options expired or cancelled due to employee terminations for the three months and nine months ended September 30, 2004 and 2003 are as follows:

	2004	2003

Three months ended September 30	42,000	44,000
Nine months ended September 30	48,000	54,000

Had the Company adopted the fair value method of accounting for stock option provided by FASB Statement No. 123, the Company's net loss would have increased as follows:

Three Months Ended			Nine Months Ended
September 30,			September 30,

2004		2003	2004	2003

Net loss applicable to common
shareholders:
As reported	$(176,400)	$(523,000)	$(1,054,500)	$(2,596,600)
Add: Total stock based
employee compensation
expense determined
using the fair value
method for all awards	(2,800)	(800)	(11,200)	(9,600)

Pro forma	$(179,200)	$(523,800)	$(1,065,700)	$(2,606,200)

Basic and diluted loss per share:
As reported	$(0.02)	$(0.05)	$(0.10)	$(0.25)
Pro forma	$(0.02)	$(0.05)	$(0.10)	$(0.25)

LOSS PER SHARE

Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the three months and nine months ended September 30, 2004 and 2003, options and warrants to purchase shares of the Company's common stock and shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

The following is the computation of the Company's basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Loss from continuing operations	$(259,900)	$(494,700)	$(1,118,600)	$(1,404,000)
Accretion of discount and deemed
dividend related to beneficial
conversion of Series A Redeemable
Convertible Preferred Stock	(6,600)	(6,300)	(19,500)	(18,600)
Accretion of redemption value of
Series A Convertible Redeemable
Preferred Stock	(3,200)	(3,100)	(9,700)	(740,100)

Loss from continuing operations
applicable to common
shareholders	$(269,700)	$(504,100)	$(1,147,800)	$(2,162,700)

Basic and diluted loss per share -
Loss from continuing operations	$(0.03)	$(0.05)	$(0.11)	$(0.21)

Shares used in basic and diluted
per share calculation	10,485,100	10,485,100	10,485,100	10,485,100

2. DISCONTINUED OPERATIONS

On June 2, 2003, the Company entered into an agreement to sell substantially all of FNC’s intangible assets to an unrelated party for $15,000. The Company recorded a loss of $13,700 on the sale of the FNC assets.

On June 30, 2003, the Company sold substantially all of Lea’s intangible assets and certain equipment to certain of Lea’s employees. The Company also entered into a Proprietary Software License and Support Agreement with the purchaser requiring the purchaser to provide certain electronic commerce support services to LW for a term of two years beginning July 1, 2003. The Company received $5,000 on the transaction closing date and an electronic commerce support services contract valued at $48,000 which is based on the number of service hours to be provided. The Company recorded a loss of $16,000 on the sale of the Lea assets.

On June 6, 2003 the Board of Directors authorized the dissolution of PMICC. PMICC, which was dissolved in the third quarter 2003, had no activities since 2002 and had no assets or liabilities.

During the quarter ended September 30, 2004, FNC substantially completed an equipment sales contract with a customer. The revenues from this contract and the related costs were recognized in the quarter ended September 30, 2004. There were no other operating activities of FNC and Lea for the three months and nine months ended September 30, 2004. The operating results of FNC and Lea for the three months and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

FNC:
Net sales	$323,200	--	$323,200	$1,313,500

Net income (loss)	$93,300	$(18,600)	$93,300	$(311,600)

Lea:
Net sales	--	--	--	$179,700

Net loss	--	$(300)	--	$(122,300)

3. STATEMENTS OF CASH FLOWS

Cash was paid during the nine months ended September 30, 2004 and 2003 for:

NINE MONTHS ENDING SEPTEMBER 30,	2004	2003

State income taxes	$4,400	$6,000

Interest	$122,000	$133,200

The following are the non-cash financing activities for the nine months ended September 30, 2004 and 2003:

NINE MONTHS ENDING SEPTEMBER 30,	2004	2003

Accretion of preferred stock dividend	$19,500	$18,600

Accretion of redemption value of
Series A Redeemable Convertible
Preferred Stock	$9,700	$740,100

On June 30, 2003, the Company entered into an agreement to sell certain assets of Lea. In addition to $5,000 in cash consideration, the Company received an electronic commerce support service contract from the purchaser for two years valued at $48,000. The service contract is being amortized using a straight-line method over the term of the contract.

4. RELATED PARTY TRANSACTIONS

The Company sells computer products to a company owned by a member of the Board of Directors and Audit Committee of the Company. Management believes that the terms of these sales transactions are no more favorable than those given to unrelated customers. There were no sales to this customer for the nine months ended September 30, 2004. For the three months and nine months ended September 30, 2003, the Company recognized $500 and $101,100, respectively, in sales revenues from this customer. There was no amount due from this related party as of September 30, 2004 and 2003.

On June 30, 2003, the Company sold substantially all of Lea's intangible assets and certain equipment to certain of Lea's employees (see note 2 to the condensed consolidated financial statements).

5. INCOME TAXES

In March 2002, the Job Creation and Worker Assistance Act of 2002 (“the Act”) was enacted. The Act extended the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred for any taxable year ending in 2001 and 2002. As a result, on March 20, 2003, the Company received a federal income tax refund of $1,427,400 attributable to its 2002 net operating loss carryback. The Company recorded a full valuation allowance against the net deferred tax assets, including its federal and state net operating loss, for the three months and nine months ended September 30, 2004 and 2003.

6. FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

In May 2003, PMI obtained a $3,500,000 inventory financing facility, which includes a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan, from Textron. The credit facility is guaranteed by PMIC, PMIGA, LW, two shareholders/officers of the Company, FNC and Lea, and may be discontinued by Textron at any time at its sole discretion. Under the agreement, the Company granted Textron a first priority lien on all of its corporate assets. Borrowings under the inventory line are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (10.75% at September 30, 2004). The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the Company’s eligible accounts receivable and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. The Company is also required to maintain $250,000 in a restricted account as a pledge to Textron. This amount has been reflected as restricted cash in the accompanying condensed consolidated financial statements. PMI and PMIC are required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, a minimum tangible capital funds and required levels of profitability. As of September 30, 2004, June 30, 2004 and December 31, 2003, the Company was out of compliance with the maximum leverage ratio covenant and the minimum tangible capital funds covenant for which waivers have been obtained. Based on the Company's anticipated future results, it is probable that the Company will continue to be out of compliance with certain of these covenants. If the Company continues to be out of compliance with such covenants and a waiver for such violations cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. Upon termination, there is no assurance that the Company would have the funding necessary to finance its future inventory purchases at levels necessary to achieve profitability.

As of September 30, 2004, the outstanding balance of this loan was $1,772,300 and is classified as a current liability on the accompanying condensed consolidated balance sheet.

7. NOTES PAYABLE

The Company's wholly owned subsidiary, PMI, obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (1.75% as of September 30, 2004) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration (“SBA”) loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and is secured by the underlying property.

Under the bank loan, PMI is required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, and to have no more than two consecutive quarterly losses. In addition, PMI is required to achieve a net income on an annual basis. As of September 30, 2004, PMI was in compliance with the loan covenants. As of December 31, 2003, PMI was in violation of the quarterly loss and annual income covenants which constituted an event of default under the loan agreement and gave the bank the right to call the loan. A waiver of the loan covenant violations was obtained from the bank. As a condition for the waiver, the Company transferred $180,000 to a restricted account as a reserve for the debt service which is included in Other Restricted Cash and Other Assets in the accompanying condensed consolidated balance sheet. Based on anticipated future results, it is probable that the Company will be out of compliance with certain of the bank loan covena nts. If this were to occur and a waiver for the violation cannot be obtained, the Company would be required to classify the bank loan as current, which would cause the Company to be out of compliance with another financial covenant included in its inventory flooring facility with Textron, as discussed in note 6 to the condensed consolidated financial statements.

8. SEGMENT INFORMATION

The Company has three reportable segments: PMI, PMIGA and LW.

PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various distributors and retailers throughout the United States. PMIGA imports and distributes similar products focusing on customers located on the east coast of the United States. LW sells similar products to end-users and resellers through a website.

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

The following table presents information about reported continuing segment profit or loss for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues from external
customers:
PMI	$14,753,500	$14,991,000	$46,635,100	$44,058,100
PMIGA	1,186,000	1,849,300	3,980,000	5,501,800
LW	1,064,600	2,526,800	5,183,000	5,208,700

TOTAL	$17,004,100	$19,367,100	$55,798,100	$54,768,600

Segment loss before
income taxes:
PMI	$(141,100)	$(304,900)	$(832,600)	$(970,700)
PMIGA	(43,800)	(104,400)	(155,400)	(324,300)
LW	(69,100)	(89,100)	(152,100)	(203,400)

Loss before income
taxes for reportable
segments	(254,000)	(498,400)	(1,140,100)	(1,498,400)
Change in fair value of
warrants issued	2,100	11,700	45,500	118,400
Amortization of warrant
issuance costs	(8,000)	(8,000)	(24,000)	(24,000)

Consolidated loss from
continuing operations	$(259,900)	$(494,700)	$(1,118,600)	$(1,404,000)

Revenues attributed to customers in foreign countries totaled approximately $1,100,000 and $3,700,000 for the three and nine months ended September 30, 2004, respectively, and $1,300,000 and $3,300,000 for the three and nine months ended September 30, 2003, respectively.

9. ACCOUNTS RECEIVABLE AGREEMENTS

On April 1, 2003, the Company purchased a credit insurance policy from American Credit Indemnity covering certain accounts receivable up to $2,000,000 of losses. This policy expired on March 31, 2004 and was renewed for the period through March 31, 2005. The Company also entered into an insurance agreement with ENX, Inc. (“ENX”) for its accounts receivable for one year beginning April 7, 2003. The agreement was renewed for an additional year through March 31, 2005. Under this agreement, the Company sells its past-due accounts receivable from pre-approved customers with pre-approved credit limits under certain conditions. The commission is 0.5% of the approved invoice amounts with a minimum annual commission of $50,000. As of September 30, 2004, approximately $1,248,300 of the outstanding receivables were approved for participation in the program by ENX.

10. LITIGATION SETTLEMENT AND CONTINGENCIES

In December 2003, the Company settled a claim against a customer and its principal owner for a past due account receivable in the amount of $734,500. Under the settlement agreement, the customer agreed to pay the entire balance in 12 equal monthly installments of $61,200, beginning December 2003. In addition, the customer entered into a UCC-Financing Statement with the Company under which the customer secured its payments due to the Company with all its assets, including inventory, accounts receivable and equipment. The customer is presently in default of its obligations under the settlement agreement. Thus, the Company is in the process of foreclosing on all the assets, including cash, accounts receivable, inventories and real estate of the customer and its principal owner. The Company believes the ultimate total proceeds from the foreclosed assets will exceed the carrying value of the receivables from this customer. As of September 30, 2004, the remaining unpaid balance was $488,1 00. The Company continues to evaluate the recoverability of this asset and believes it will be recovered.

In April 2003, the Company settled a lawsuit relating to a counterfeit products claim for $95,000, which is included as a litigation settlement in other expense in the accompanying condensed consolidated statement of operations.

There are various claims, lawsuits, and pending actions against the Company involving matters incidental to the Company's operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

11. CAPITAL STOCK

In April 2003, Nasdaq notified the Company that its common stock was delisted from the Nasdaq SmallCap Market, effective April 30, 2003. The Company's common stock is being traded on the Over the Counter Bulletin Board (“OCTBB”). The delisting of the Company's common stock enables the holder of the Company's Series A Preferred Stock to request the repurchase of such shares. The Company has increased the carrying value of the Series A Preferred Stock to its redemption value and has recorded an increase in loss applicable to common shareholders in the accompanying consolidated statement of operations. As of September 30, 2004, no demand for payment from the preferred shareholder has been received. If such demand were to be made, there is no assurance that the Company would have the funding necessary to satisfy the liability. The Company has included its Series A Preferred Stock in current liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
The accompanying discussion and analysis of our financial condition and results of operations is based on the condensed consolidated financial statements, which are included elsewhere in this quarterly report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those projected in this report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include, but are not limited to, those identified in the Company's Form 10-K for the fiscal year ended December 31, 2003 and included herein under the heading "Cautionary Factors That May Affect Future Results."

LINES OF BUSINESS
As used herein and unless otherwise indicated, the terms "Company," "we," and "our" refer to Pacific Magtron International Corp. and each of our subsidiaries. We provide solutions to customers in several segments of the computer industry. Our business is organized into three divisions: PMI, PMIGA and LW. Our subsidiaries, PMI and PMIGA, provide for the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEMs and systems integrators. PMIGA distributes PMI's products in the southeastern United States market. LW provides consumers a convenient way to purchase computer products via the internet. LW also distributes certain computer related products to resellers. During the second quarter of 2003, the Company sold substantially all the assets of its FNC subsidiary to a third party. Also in the second quarter of 2003, the Company sold substantially all assets of its Lea subsidiary t o certain of Lea’s employees. The activities of FNC and Lea for all periods have been reclassified for reporting purposes as discontinued operations. In the third quarter of 2003, the Company dissolved its PMICC subsidiary. PMICC had no activities since 2002 and had no assets or liabilities.

OVERVIEW
The competition in the computer products distribution business continued to intensify during the three months and nine months ended September 30, 2004. Consolidated sales decreased from $19,367,100 for the three months ended September 30, 2003 to $17,004,100 for the three months ended September 30, 2004. Sales generated by PMI decreased 1.6% for the quarter ended September 30, 2004 compared to 2003. We experienced continued intense pricing pressure. PMI realized a gross profit percent of 4.9% for the quarter ended September 30, 2004 compared to 5.4% in 2003. PMIGA was unable to penetrate the east coast market, which is dominated by a number of larger competitors and continued to experience a decreasing sales trend that began in the second quarter of 2002. The lack of financial resources and the inability to compete with the larger competitors resulted in a loss in market share. PMIGA generated $1,186,000 in sales for the quarter ended September 30, 2004 compared to $1,849,300 for 20 03. As part of the overall strategy on re-focusing on our core business in wholesale distribution, we have reduced our resources allocated to our LW’s business-to-consumers business segment beginning the third quarter 2004. As a result, LW’s sales reduced from $2,526,800 for the three months ended September 30, 2003 to $1,064,600 for the comparable period in 2004.

As of September 30, 2004, we were in violation of certain loan covenants under our inventory financing facility with Textron. Even though waivers for such violations were obtained from Textron, it is probable that we will be out of compliance with certain of those covenants in the future. If we continue to be out of compliance with such covenants and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. If such termination were to occur, there is no assurance that the Company would have the funding necessary to finance its future inventory purchases or would be able to obtain alternative financing.

During 2003, the Company was in violation of certain covenants under our real estate mortgage loan agreement with Wells Fargo. A waiver of the default was obtained from Wells Fargo through December 31, 2003. Although the Company was in compliance with these covenants as of September 30, 2004, it is probable that we will be out of compliance again in the next 12 months. If the Company falls out of compliance with such covenants and a waiver for the violation cannot be obtained, the Company would be required to classify the bank loan as current, which could cause the Company to be out of compliance with the financial covenants included in its inventory flooring facility with Textron. It is uncertain whether the Company would be able to obtain alternative financing in the event Textron terminated the loan facility or Wells Fargo elected to call the loan.

The Company incurred a net loss applicable to common shareholders of $1,054,500 for the nine months ended September 30, 2004 and $2,896,600 for the year ended December 31, 2003. During 2003, the Company triggered a redemption provision in its Series A Preferred Stock agreement. As a result, we have classified such stock as a current liability. While no demand for payment from the preferred shareholder has been received, if such demand were to be made, there is no assurance the Company would have the funding necessary to satisfy the liability.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company grants credit to its customers only after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustment history, current economic conditions, level of credit insurance and other factors that deserve recognition in estimating potential losses. Generally, our allowance for doubtful accounts includes receivables past due over 90 days, returned checks and an estimated percentage of the receivables currently due. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management's control. In addition, it is uncertain as to the continuing availability of cost-efficient credit in surance. We are unable to project the future trend of our bad debt expense.

INVENTORY VALUATION
Our inventories, consisting primarily of finished goods, are stated at the lower of cost (moving weighted average method) or market. We regularly review inventory turnover and quantities on hand for excess, slowing moving and obsolete inventory based primarily on our estimated forecast of product demand. Excess, obsolete and slow-moving inventory items, including items that have no purchase and sales activities for more than one year, are written down to their net realizable values. Due to a relatively high inventory turnover rate and the inclusion of provisions in the vendor agreements common to industry practice that provide us price protection or credits for declines in inventory value and the right to return certain unsold inventory, we believe that our risk for a decrease in inventory value is minimized. No assurance can be given, however, that we can continue to turn over our inventory as quickly in the future or that we can negotiate such provisions in each of our vendor cont racts or that such industry practice will continue.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain selected financial data of the continuing operations as a percentage of sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.7	94.3	94.6	94.0

Gross margin	5.3	5.7	5.4	6.0
Operating expenses	6.5	8.1	7.2	8.4

	(1.2)	(2.4)	(1.8)	(2.4)
Other income (expense), net	(0.3)	(0.2)	(0.2)	(0.2)

Loss from continuing operations	(1.5)	(2.6)	(2.0)	(2.6)
Gain (loss) from discontinued
operations	0.5	(0.1)	0.2	(0.8)
Accretion and deemed dividend
relating to Series A Redeemable
Convertible Preferred Stock	(0.0)	(0.0)	(0.1)	(1.3)

Net loss applicable to Common
Shareholders	(1.0)%	(2.7)%	(1.9)%	(4.7)%

SALES
With continued intense competition in the wholesale business of computer components products, we experienced a decrease in consolidated sales for the quarter ended September 30, 2004. The demand for computer products continued to be weak in the third quarter of 2004. Consolidated sales for the quarter ended September 30, 2004 were $17,004,100 compared to $19,367,100 for the comparable quarter in 2003. Consolidated sales increased by 1.9%, from $54,768,600 for the nine months ended September 30, 2003 to $55,798,100 for the same period of 2004. As part of the overall strategy on re-focusing on our core business in wholesale distribution, we have reduced our resources allocated to our LW’s business-to-consumers business segment beginning the third quarter 2004. As a result, LW’s sales declined from $2,526,800 for the three months ended September 30, 2003 to $1,064,600 for the comparable period in 2004. Due to the intense price competition in the computer products market, we a re experiencing a trend of decreasing gross profit as a percentage of gross sales. Our consolidated gross profit decreased from 5.7% for the quarter ended September 30, 2003 to 5.3% for the comparable period in 2004 and from 6.0% for the nine months ended September 30, 2003 to 5.4% for the comparable period in 2004. We anticipate that our sales will follow the condition of the economy in 2005 and the remainder of 2004 and the pricing pressure will continue in the computer products distribution industry.

PMI
PMI's sales decreased from $14,991,000 for the quarter ended September 30, 2003 to $14,753,600 in the same quarter of 2004, a decrease of 1.6%, which was primarily attributable to the weak demand for computer products in the market. However, PMI's sales increased from $44,058,100 for the nine months ended September 30, 2003 to $46,635,200 for the same period of 2004. The increase in PMI's sales for the nine months ended September 30, 2004 was partly attributed to the recovery of the economy and increased demand in the first quarter of 2004. Pricing pressure remained intense for the quarter and the nine months ended September 30, 2004. PMI's gross profit for the quarter and the nine months ended September 30, 2004 was 4.9% and 4.7% of sales, respectively, compared to 5.4% and 5.6% for the same period in 2003.

PMIGA
PMIGA has not been able to penetrate the east coast market, which is dominated by a number of larger competitors. The lack of financial resources and the inability to compete with the larger competitors resulted in a loss in market share in the quarter and nine months ended September 30, 2004 and during the year 2003. Sales declined from $1,849,300 for the quarter ended September 30, 2003 to $1,186,000 for the same period in 2004 and from $5,501,800 for the nine months ended September 30, 2003 to $3,980,000 for the same period in 2004. Beginning in 2003, management focused on selling certain higher profit products and improved the Company’s product management. As a result, gross profit as a percent of sales for PMIGA increased from 6.9% for the three months ended September 30, 2003 to 9.7% for the three months ended September 30, 2004. Gross profit also increased from 7.0% for the nine months ended September 30, 2003 to 8.8% for the nine months ended September 30, 2004. However , it is uncertain that we can maintain the pricing on those higher profit products for 2005 and the remaining period of 2004.

LW
LW competes with a vast number of e-store websites on the internet. Most of them are relatively small, but a number of larger e-stores, such as Amazon.com and Buy.com, dominate in the e-commerce market. Competition is based on having the products available and shipping expediently and correctly at competitive prices. As part of the overall strategy on re-focusing on our core business in wholesale distribution, we have reduced our resources allocated to our LW’s business-to-consumers business segment beginning the third quarter 2004. As a result, LW’s sales declined from $2,526,800 for the three months ended September 30, 2003 to $1,064,600 for the comparable period in 2004. Sales to end-users and resellers for the three months and nine months ended September 30, 2004 and 2003 are as follows:

	Sales to	Sales to
	End Users	Resellers	Total

For three months ended September
30, 2004
Amounts	$143,200	$921,400	$1,064,600
Percentage of total	13%	87%	100%

For three months ended September 30, 2003:
Amounts	$1,444,400	$1,082,400	$2,526,800
Percentage of total	57%	43%	100%

For nine months ended September
30, 2004
Amounts	$1,428,800	$3,754,100	$5,183,000
Percentage of total	28%	72%	100%

For nine months ended September
30, 2003
Amounts	$3,192,400	$2,016,300	$5,208,700
Percentage of total	61%	39%	100%

Gross profit for sales to end-users was 15.7% of sales for the three months ended September 30, 2004 compared to 11.1% in the same period in 2003. Gross profit for sales to end-users was 24.0% of sales for the nine months ended September 30, 2004 compared to 11.3% in the same period in 2003. The increase in gross profit is due to management's focus on selling certain higher profit products. However, we are uncertain that we can maintain the pricing on those higher profit products. We expect the intense price competition will continue in 2005 and the remainder of 2004 for sales to the end-users.

Gross profits for sales to resellers are generally lower than for sales to end-users. LW's gross profit for sales to resellers for the three months and nine months ended September 30, 2004 was 3.1% and 3.6%, respectively, compared to 2.1% for the three months ended September 30, 2003 and 4.0% for the nine months ended September 30, 2003. The change in gross profit was primarily due to the mix of the products sold.

EXPENSES
Consolidated selling, general and administrative expenses decreased from $1,569,200 for the quarter ended September 30, 2003 to $1,108,100 for the quarter ended September 30, 2004 and from $4,560,400 for the nine months ended September 30, 2003 to $4,039,600 for the nine months ended September 30, 2004. We continued our overhead reduction effort in 2004. We reduced our employee count from 76 employees as of September 30, 2003 to 60 employees as of September 30, 2004. Consolidated payroll expenses decreased by $184,800 for the three months ended September 30, 2004 compared to the same period in 2003 and by $473,200 for the nine months ended September 30, 2004 compared to the same period in 2003. Consolidated professional service expenses also decreased by $11,100 and $145,900 for the three months and nine months ended September 30, 2004 compared to the same periods in 2003, respectively. During the third quarter 2004, the Company recovered $52,500 of bad debt that was written off pri or to 2004. As a result, our bad debt expense decreased by $83,900 for the three months ended September 30, 2004 compared to the same period in 2003 and $73,200 for the nine months ended September 30, 2004 compared to the same period in 2003. The decreases in payroll and professional service expenses were partly offset by increases in consolidated shipping expense by $94,300 for the nine months ended September 30, 2004 compared to the same period in 2003. Due to the decreases in LW’s sales in the third quarter 2004, consolidated shipping expense and bank fee for merchant accounts decreased by $71,400 and $33,600, respectively, for the three months ended September 30, 2004 compared to the same periods in 2003. Beginning in the fourth quarter 2003, we sponsored consumer promotion programs with a vendor. Consolidated advertising and promotion expense, which included the costs of the promotion programs, increased by $11,800 for the quarter ended September 30, 2004 and by $103,900 for the nine months ended S eptember 30, 2004 compared to the same periods in 2003. We anticipate that the consumer promotion programs will continue in 2005 and the remainder of 2004.

INCOME TAXES
The Company did not record a tax benefit for losses incurred in 2004 and 2003, as management does not believe it is more likely than not that the benefit from such deferred tax assets will be realized.

LOSS FROM CONTINUING OPERATIONS
Consolidated loss from continuing operations for the three months and nine months ended September 30, 2004 was $259,900 and $1,118,600, respectively, compared to $494,700 and $1,404,000 for the three months and nine months ended September 30, 2003, respectively. The decrease in the consolidated loss for the three months ended September 30, 2004 was primarily a result of a decrease in expenses by $461,100 which was partly offset by a decrease in gross profit of $218,200. The decrease in the consolidated loss for the nine months ended September 30, 2004 primarily resulted from a decrease in expenses by $520,900 which was partly offset by a decrease of in gross profit of $253,800.

DISCONTINUED OPERATIONS
The operations of FNC and Lea were discontinued during the second quarter of 2003. For financial statement reporting purposes, the operating results of FNC and Lea have been reclassified as discontinued operations. During the quarter ended September 30, 2004, FNC substantially completed an equipment sales contract with a customer. The revenues from this contract and the related costs were recognized in the quarter ended September 30, 2004. There were no other operating activities of FNC and Lea for the three months and nine months ended September 30, 2004.

EFFECT OF DELISTING
Effective April 30, 2003, our Company stock was delisted from the Nasdaq SmallCap Market and is being traded on the OCTBB. The delisting of the Company’s common stock enables the holder of the Company’s Series A Preferred Stock to request the redemption of such shares. As of September 30, 2004, the redemption value of the Series A Preferred Stock was $987,800. The Company has increased the carrying value of the Series A Preferred Stock to its redemption value and has recorded an increase in loss applicable to common shareholders of $29,200 and $758,700 for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, no demand from the preferred shareholder has been received. If such demand were to occur, it is probable that the Company would not have the funding necessary to satisfy the liability.

LIQUIDITY AND CAPITAL RESOURCES
The Company had $1,072,400 in cash and cash equivalents as of September 30, 2004. After including in our liabilities the redemption value of the Series A Preferred Stock of $987,800 as of September 30, 2004, a sum the Company will have to pay upon demand of the holders of the Series A Preferred Stock, we had a working capital deficiency of $644,400 as of September 30, 2004.

Our net cash used by operating activities for the nine months ended September 30, 2004 was $984,500, which principally reflected the net loss from continuing operations of $1,118,600, an increase in accounts receivable of $375,600 and a decrease in accounts payable of $210,600, which was partially offset by a decrease in inventories of $283,400 for the nine months ended September 30, 2004. Our net cash provided by financing activities was $563,900 for the nine months ended September 30, 2004, primarily resulting from an increase in our inventory financing facility loan of $403,100 and a decrease in restricted cash of $209,900.

We rely on our $3.5 million inventory financing facility with Textron to manage our cash flow used to purchase inventory. As of September 30, 2004, the outstanding balance of this loan was $1,772,300. This credit facility is guaranteed by PMIC, PMIGA, FNC, Lea, LW and two shareholders/officers of the Company. Borrowings under the inventory line are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (10.75% at September 30, 2004). The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the eligible accounts receivable and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. We are required to maintain $250,000 in a restricted account as a pledge to Textron, an amount that is reflected as restricted cash in our condensed consolidated financial statements.

In addition, PMI and PMIC are required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, a minimum tangible capital funds and required levels of profitability to maintain the Textron credit facility. As of September 30, 2004, the

Company was out of compliance with the maximum leverage ratio covenant and the minimum tangible capital funds covenant. The Company obtained waivers from Textron with regard to these covenants. However, based on anticipated future results, it is probable that the Company will be out of compliance with these and/or other covenants in future periods. If this were to occur and a waiver for the violations are not obtained, Textron might terminate the credit facility and accelerate the loan payments due.

There is no assurance that the Company will be able to comply with these financial requirements in the future or to maintain the Textron flooring line if we continue our losses. We do not currently have another line of credit available. If we are not able to replace this credit facility, we would only be able to continue to purchase inventory without a credit facility. There is no assurance that the Company would have sufficient amounts of cash and credits from our suppliers available to continue under these circumstances as a going concern.

We also have repayment obligations to Wells Fargo on our mortgage loan that we used to purchase our office and warehouse facility in Milpitas, California. The balance on this loan was $2,339,200 at September 30, 2004. We are required to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, have no more than two consecutive quarterly losses, and achieve a net income on an annual basis under the terms of this loan. During 2003, we defaulted on two of these covenants, but were able to obtain a waiver from Wells Fargo on the condition that we transfer $180,000 to a restricted account as a reserve for debt servicing. Based on our current projections, it is probable that we will be out of compliance with one or more of these covenants in future periods. If this were to occur and Wells Fargo does not waive the default, the loan repayment could be accelerated. This would require us to classify the bank loan as current liability, which could cause the Company to be out of compliance with the financial covenants included in its inventory flooring facility with Textron.

Based on our present operations, we anticipate that our working capital will satisfy our financing needs for the next twelve months provided that we can maintain our credit facilities with Textron, Wells Fargo and our key suppliers and the holder of the Series A Preferred Stock does not exercise its redemption rights. However, it is probable that we will be in default under one of more of our credit facilities in the next twelve months, which would allow each lender to withdraw the facility. If one or more of these credit facilities are withdrawn and we are unable to replace them with comparable credit facilities, we would have to obtain additional equity or debt financing or liquidate a sufficient amount of our assets to replace or retire those credit facilities that were withdrawn to continue our operations as a going concern. There can be no assurance that we will be able to obtain debt or equity financing or obtain it on terms acceptable to us.

In December 2003, the Company settled a claim against a customer and its principal owner for a past due account receivable of $734,500. Under the settlement agreement, the customer agreed to pay the entire balance in 12 equal monthly installments of $61,200, beginning December 2003. In addition, the customer entered into a UCC-Financing Statement with the Company, under which the customer secured its payments due to the Company with all its assets, including inventory, accounts receivable and equipment. As of September 30, 2004, the remaining unpaid balance was $488,100. The customer is presently in default of its obligations under the settlement agreement. Thus, the Company is in the process of foreclosing all the assets, including cash, accounts receivable, inventories and real estate of the customer and its principal owner. The Company believes the ultimate total proceeds from the foreclosed assets will exceed the carrying value of the receivables from this customer.

We manage certain bad debt risk by purchasing credit insurance. We have a credit insurance policy from American Credit Indemnity covering certain accounts receivable up to $2,000,000 of losses and a second policy with ENX for certain of its accounts receivable. The policies expire in March 2005. Under the ENX agreement, the Company sells its past-due accounts receivable from pre-approved customers with pre-approved credit limits under certain conditions. As of September 30, 2004, approximately $1,248,300 of the outstanding receivables were approved by ENX. There is no assurance that we can renew the policies beyond March 31, 2005 at amounts that are cost-effective. In the event that we do not renew the policy and agreement with our existing or other insurance carriers, our future loss on uncollectible receivables would probably be higher.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO ACHIEVE PROFITABILITY
We have received a going concern opinion from our auditors for the financial statements for the year ended December 31, 2003. The opinion raises substantial doubts about our ability to continue as a going concern. We incurred a net loss applicable to common shareholders of $1,054,500 for the nine months ended September 30, 2004. We also have incurred a net loss applicable to common shareholders of $2,896,600 for the year ended December 31, 2003 and we most likely will continue to incur losses in fiscal 2005 and the remainder of 2004. As of September 30, 2004, the Company also has a working capital deficiency of $644,400 and an accumulated deficit of $1,527,300. Our future ability to execute our business plan will depend on our efforts to increase revenues and return to profitability. We have implemented plans to reduce overhead and operating costs, and to build upon our existing business and capture new busine ss. We are also dependent upon the continuing improvement in economic conditions. No assurance can be given, however, that these actions will result in increased revenues and profitable operations.

WE CAN PROVIDE NO ASSURANCE THAT WE HAVE SUFFICIENT FUNDING FOR REDEEMING OUR SERIES A PREFERRED STOCK
Effective April 30, 2003, our Company stock was delisted from the Nasdaq SmallCap Market. The delisting of the Company’s common stock enables the holder of the Company’s Series A Preferred Stock to request the redemption of such shares. As of September 30, 2004, the redemption value of the Series A Preferred Stock was $987,800. Under the Series A Preferred Stock agreement, the holder of the preferred stock has the right to require us to redeem the preferred stock in cash at a minimum of 1.5 times its stated value. As of September 30, 2004, the Company has not received a demand for redemption from the preferred shareholder. If such demand were to occur, it is probable that the Company would not have the funding necessary to satisfy the liability.

WE CAN PROVIDE NO ASSURANCE THAT WE WILL HAVE SUFFICIENT WORKING CAPITAL FOR OUR OPERATIONS AND BE ABLE TO SECURE ADDITIONAL CAPITAL REQUIRED BY OUR BUSINESS
Based on our present operations, we anticipate that our working capital will satisfy our financing needs for the next twelve months provided that we can maintain our credit facilities with Textron, Wells Fargo and our key suppliers. However, if one or more of these credit facilities are withdrawn and we fail to replace it with comparable credit facilities, we would have to obtain additional equity or debt financing or sell a sufficient amount of our assets to replace or retire those credit facilities that were withdrawn. There can be no assurance that we will be able to obtain debt or equity financing or obtain such financing on terms acceptable to us. If we were forced to liquidate our assets, through whatever means that are most appropriate to us, there can be no assurance that we could raise sufficient proceeds to meet our obligations or remain as an economically viable enterprise.

POTENTIAL SALES OF ADDITIONAL COMMON STOCK AND SECURITIES CONVERTIBLE INTO OUR COMMON STOCK MAY DILUTE THE VOTING POWER OF CURRENT HOLDERS
We may issue equity securities in the future which have terms and rights superior to those of our common stock. Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock. These are "blank check" preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without shareholder consent. As of September 30, 2004, we had 600 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible based on a sliding scale conversion price referenced to the market price of our common stock. As of September 30, 2004, the Series A Preferred Stock would have been convertible into 878,100 shares of common stock based on the floor conversion price of $.75. Any additional shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock, and have preferences over shares of common stock with respect to dividends and liquidation rights.

WE HAVE VIOLATED CERTAIN FINANCIAL COVENANTS CONTAINED IN OUR LOANS AND MAY DO SO AGAIN IN THE FUTURE
PMI has a mortgage on our offices with Wells Fargo, under which PMI must maintain the following financial covenants:

1) Total liabilities must not be more than twice our tangible net worth;
2) Net income after taxes must not be less than one dollar on an annual basis and for no more than two consecutive quarters; and
3) Annual EBITDA of one and one half times the debt must be maintained.

During 2003, we defaulted on two of these covenants, but were able to obtain a waiver from Wells Fargo on the condition that we transfer $180,000 to a restricted account as a reserve for debt servicing. Based on our current projections, it is probable that we will be out of compliance with one or more of these covenants in future periods. If this were to occur and Wells Fargo does not waive the default, the loan repayment could be accelerated. This would required us to classify the bank loan as current liability, which could cause the Company to be out of compliance with the financial covenants included in its inventory flooring facility with Textron.

In May 2003, we obtained a $3,500,000 inventory financing facility, of which a $1 million letter of credit facility is used as security for inventory purchased on terms from vendors in Taiwan from Textron. Under this financing facility, we are required to meet the following financial covenants:

1) Minimum current ratio of 1.0 to 1.0;
2) Maximum leverage of 5.0 for PMI and 6.0 for PMIC;
3) Positive EBITDA on a year-to-date basis for PMI; and
4) Minimum tangible capital funds of $2,500,000.

As of September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, we were in violation of covenants (2) and (4) and waivers for such violations were obtained. Based on anticipated future results, it is probable that we will continue to be out of compliance with certain of those covenants. If this occurs and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. Upon termination, there is no assurance that the Company would have the funding necessary to finance its future inventory or would be able to obtain additional financing. We cannot assure you that we will be able to comply with these financial requirements in the future or maintain our Textron flooring line if we continue our losses.

It is uncertain as to the Company's ability to obtain alternative financing in the event Textron terminates the loan facility and accelerates payments or Wells Fargo elects to call the loan.

OUR COMMON STOCK IS NOT ACTIVELY TRADED
Our common stock was delisted from the Nasdaq SmallCap Market effective April 30, 2003 due to our inability to maintain a minimum bid price of $1.00 per share. The Company's common stock is being traded on the OCTBB. Our stock has not been actively traded since such delisting.

IF WE ARE UNABLE TO SECURE PRICE PROTECTION PROVISIONS IN OUR VENDOR AGREEMENTS, THE VALUE OF OUR INVENTORY WOULD QUICKLY DIMINISH
As a distributor, we incur the risk that the value of our inventory will be adversely affected by industry wide forces. Rapid technology change is commonplace in the industry and can quickly diminish the marketability of certain items, the functionality and demand for which decline with the introduction of new products. These changes and price reductions by vendors may cause rapid obsolescence of inventory and corresponding valuation reductions in that inventory. We currently seek provisions in our vendor agreements common to industry practices that provide price protections or credits for declines in inventory value and the right to return unsold inventory. No assurance can be given, however, that we can negotiate such provisions in each of our contracts or that such industry practice will continue.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE WITH SOME OF OUR COMPETITORS
All aspects of our business are highly competitive. Competition within the computer products distribution industry is based on product availability, credit availability, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, quality and breadth of product lines. We also compete with manufacturers that sell directly to resellers and end-users. Most of our competitors are substantially larger and have greater financial and other resources.

FAILURE TO RECRUIT AND RETAIN QUALIFIED PERSONNEL WILL HARM OUR BUSINESS
Our success depends upon our ability to attract, hire and retain highly qualified personnel who possess the skills and experience necessary to meet our personnel needs. Competition for individuals with proven highly qualifying skills is intense, and the computer industry in general experiences a high rate of attrition of such personnel. We compete for such individuals with other companies as well as temporary personnel agencies. Failure to attract and retain sufficient qualifying personnel may have a material adverse effect on our business, operating results and financial condition.

WE DEPEND ON KEY SUPPLIERS FOR A LARGE PORTION OF OUR INVENTORY, LOSS OF THOSE SUPPLIERS COULD HARM OUR BUSINESS
One supplier, Sunnyview/Real Wisdom ("Sunnyview"), accounted for approximately 15% and 18% of our total purchases for the nine months ended September 30, 2004 and for the year ended December 31, 2003, respectively.

One other vendor accounted for 7% and 17% of purchases for the nine months ended September 30, 2004 and for the year ended December 31, 2003, respectively. We do not have a supply contract with Sunnyview nor the other vendor, but rather purchase products from them through individual purchase orders, none of which has been large enough to be material to us. Although we have not experienced significant problems with Sunnyview or our other suppliers, and we believe we could obtain the products that Sunnyview and the other vendor's supplies from other sources, there can be no assurance that our relationship with Sunnyview and with our other suppliers will continue or, in the event of a termination of our relationship with any given supplier, that we will be able to obtain alternative sources of supply on comparable terms without a material disruption in our ability to provide products and services to our customers. This may cause a loss of sales that could have a material adverse effect on our business, financial condition and operating results.

WE ARE DEPENDENT ON KEY PERSONNEL
Our continued success will depend to a significant extent upon our senior management, including Theodore Li, President, and Hui "Cynthia" Lee, Executive Vice President and head of sales operations. The loss of the services of Mr. Li or Ms. Lee, or one or more other key employees, could have a material adverse effect on our business, financial condition or operating results. We do not have key man insurance on the lives of any of members of our senior management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to one of our bank loans with a $2,339,200 balance at September 30, 2004 which bears fluctuating interest based on the bank's 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results, financial position or cash flow. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

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

PART II

ITEM 6. - EXHIBITS (a) Exhibits

Exhibit	Description	Reference

3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amended and Restated Bylaws	(1)

31.1	Certificate of Chief Executive Officer and Chief Financial
Officer pursuant to Section 302 of the Sarbanes-Oxley
	Act of 2002	*

32.1	Certification of Chief Executive Officer and Chief
Financial Officer pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002	*

(1) Incorporated by reference from the Company's registration statement on Form 10SB-12G filed January 20, 1999.

* Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC MAGTRON INTERNATIONAL
CORP.,
a Nevada corporation

Date: November 16, 2004	By /s/ Theodore S. Li

Theodore S. Li
President and Chief Financial
Officer