Form 10-K
period 2004-12-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2005-04-21
CIK 1077050

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

At June 30, 2004 the aggregate market value of common stock held by non-affiliates of the registrant was approximately $419,400.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_| N/A

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

At February 23, 2005 the number of shares of common stock outstanding was 10,485,062

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

PART I
ITEM 1. BUSINESS
SUMMARY OF OUR BUSINESS

As used in this document and unless otherwise indicated, the terms "Company," "PMIC," "we," "our" or "us" refer to Pacific Magtron International Corp., a Nevada corporation and its subsidiaries. Our executive offices are at 1600 California Circle, Milpitas, California 95035 and our telephone number is 408-956-8888. Our website address is www.PacificMagtron.com.

Our primary business has been to distribute computer peripheral products through our wholly-owned subsidiaries, Pacific Magtron, Inc. (PMI), Pacific Magtron
(GA), Inc. (PMIGA), and LiveWarehouse, Inc. (LW). Our business is organized into three divisions: PMI, PMIGA and LW.

Recent Developments

The Company has historically relied on credit terms from its suppliers to fund inventory purchases. Our vendors have been progressively imposing more restrictive credit terms, such that, during the first quarter of 2005, we were unable to fund purchases. Our business as of the date of this filing is limited to selling existing inventory with no ability to replenish or purchase other items our customer may need. As of April 15, 2005, our inventory was approximately $170,000, compared to $2,760,000 at December 31, 2004. We do not have the ability to draw on lines of credit to fund the shortfall caused by the elimination of terms by our vendors. We have reduced our staff from 58 employees at the end of 2004 to 28 employees on April 14, 2005. Because of the reduced sales caused by the lack of new inventory, we have not been able to pay our obligations on a timely basis. We have been sued by one supplier for approximately $680,000 in unpaid invoices and by another for approximately $80,000. Other creditors have threatened suit. If we are unable to obtain credit or find another method of operating, we will be forced to cease operations.

The text below describes our development and the business as traditionally operated. At the time of this filing, however, we were not engaging in business as described below. Our activities were limited to disposing of existing inventory.

DESRIPTION OF BUSINESS

Founded in 1989, PMI fulfills the multimedia hardware needs of system integrators, value added resellers, retailers, original equipment manufacturers, software vendors, and internet resellers through the wholesale distribution of computer related multimedia hardware components and software. In August 2000, we formed PMIGA for the distribution of PMI's products in the eastern United States. In December 2001, LW was incorporated as a wholly-owned subsidiary of PMIC to provide consumers a convenient way to purchase computer products via the internet. As part of the overall strategy on re-focusing on our core business in wholesale distribution, we have reduced our resources allocated to our LW business segment beginning the third quarter 2004.

As part of the Company's continued efforts to cut cost and refocus on its core business, during the second quarter 2003, the Company disposed of Frontline Network Consulting, Inc. (FNC) and Lea Publishing, Inc. (Lea) which were unprofitable in 2003, 2002 and 2001. The Company sold substantially all the assets of FNC in exchange for a note in the amount of $15,000 and Lea for $5,000 in cash and certain electronic commerce support services to LW valued at $48,000. The results of operations of FNC and Lea have been reclassified in our financial statements as discontinued operations. FNC served as a corporate information services group catering to the networking and internet infrastructure requirements of corporate clients. Lea was engaged in the development and distribution of software and e-business products and services, as well as integration and hosting services.

On October 15, 2001, we formed an investment holding company, PMI Capital Corporation (PMICC) as a wholly-owned subsidiary of PMIC, for the purpose of acquiring companies or assets deemed suitable for PMIC's organization. PMICC, which was dissolved in 2003, had had no operating activities since 2002 and no assets or liabilities at the time of dissolution.

On December 10, 2004, Theodore S. Li and Hui "Cynthia" Lee, the holders of a collective majority interest in PMI, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Advanced Communications Technologies, Inc., a Florida corporation ("ACT"), pursuant to which ACT agreed to purchase from Mr. Li and Ms. Lee an aggregate of 6,454,300 shares of the common stock of PMIC (the "PMIC Shares") for the aggregate purchase price of $500,000. The closing on the sale of the PMI Shares occurred on December 30, 2004. The PMIC Shares represent 61.56% of the currently issued and outstanding common stock of PMI. ACT is a public holding company based in New York City with operating subsidiaries in the technology services industries. ACT files periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities
Exchange Act of 1934, as amended (the "Exchange Act"). Effective as of the closing on December 30, 2004, the financial results of PMIC will be consolidated with those of ACT and its other consolidated subsidiaries. PMIC will continue to be operated as separate entity and its common stock will continue to be traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol: PMIC.OB.

Financial information for each group or segment in each of the last three fiscal years is presented in Note 16 to the Company's accompanying Consolidated Financial Statements.

INDUSTRY OVERVIEW
WHOLESALE MICRO COMPUTER PRODUCTS DISTRIBUTION

The  microcomputer   products   distribution   industry  generally  consists  of
wholesalers, suppliers, resellers, and end-users. Wholesale distributors typically sell only to resellers and purchase a wide range of products in bulk directly from manufacturers. Different types of resellers are defined and distinguished by the end-user market they serve, such as large corporate accounts, small and medium-sized businesses or home users, and by the level of value that they add to the basic products they sell.

INCREASED RELIANCE ON WHOLESALE MICRO COMPUTER PRODUCTS DISTRIBUTION

We believe that the growth of the microcomputer products wholesale distribution industry exceeds that of the microcomputer industry as a whole. In our view, suppliers and resellers are relying to a greater extent on wholesale distributors  for  their  distribution  needs.  Suppliers  are  faced  with  the pressures of declining product prices and the increasing costs of selling directly to a large and diverse group of resellers, and they therefore are increasingly relying upon wholesale distribution channels for a greater proportion of their sales. Many suppliers outsource a growing portion of certain functions, such as distribution, service, technical support, and final assembly, to the wholesale distribution channel in order to minimize costs and focus on their core capabilities in manufacturing, product development, and marketing. Likewise, vendors are finding it more cost efficient to rely on wholesale distributors that can leverage distribution costs across multiple vendors, each of whom out sources a portion of their distribution, credit, marketing, and support services.

On the reseller side, factors such as growing product complexity, shorter product life cycles, an increasing number of microcomputer products, the emergence of open systems architectures, and the recognition of certain industry standards have led resellers to depend upon wholesale distributors for more of their product, marketing, and technical support needs. Due to the large number of vendors and products, resellers often cannot or choose not to establish direct purchasing relationships with suppliers. Instead, they rely on wholesale distributors that can leverage purchasing costs across multiple resellers to satisfy a significant portion of their product procurement and delivery, financing, marketing, and technical support needs. Rather than stocking large inventories themselves and maintaining credit lines to finance working capital needs, resellers are also increasingly relying on wholesale distributors for product availability and flexible financing alternatives.

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

FINANCIAL INFORMATION ABOUT SEGMENTS

The Company has three reportable segments: PMI, PMIGA and LW. Financial information as to the revenue from external customers, a measure of profit or loss and total assets for each such segment is set forth in Note 16 in the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data in this Report on Form 10-K for the year ended December 31, 2004.

INTERNET SERVICES

The internet provides wholesale distributors with an additional means to serve both supplier and reseller customers through the development and use of effective electronic commerce tools. The increasing utilization of electronic ordering, including the ability to transact business over the World Wide Web, has had, and is expected to continue to have, a significant impact on the cost efficiency of the wholesale distribution industry. Distributors with the financial and technical resources to develop, implement and operate state of the art management information systems have been able to reduce both their customers' and their own transaction costs through more efficient purchasing and lower selling costs. The growing presence and importance of such electronic commerce capabilities also provide distributors with new business opportunities as new categories of products, customers, and suppliers develop.

PACIFIC MAGTRON, INC. AND PACIFIC MAGTRON (GA), INC. - COMPUTER PRODUCTS

Through PMI and PMIGA, we distribute a wide range of computer products, including components and multimedia and systems networking products. We also provide vertical solutions for systems integrators and internet resellers by combining or bundling the products we offer to our customers. Our computer products group offers a broad inventory of more than 1,800 products purchased from approximately 30 manufacturers. This wide assortment of vendors and products meets our customers' needs for a cost effective link to multiple vendors' products through a single source. Among the products that we distribute are systems and networking peripherals, and components such as high capacity storage devices, a full range of optical storage devices such as CD-ROMS, DVDs and CDR, CDRW, sound cards, video cards, small computer systems interface components, video phone solutions, floppy and hard disk drives, and other miscellaneous items such as audio cabling devices, keyboards, computer mice, and zip drives for desktop and notebook computers.

INVENTORY LEVELS AND ASSET MANAGEMENT

Based on historical order levels and our knowledge of the market, we maintain sufficient product inventories to achieve high order fill rates, and believe that price protection and stock return privileges provided by suppliers substantially mitigate the risks associated with slow moving and obsolete inventory. We also operate a computerized inventory system that allows us to continually assess slow moving inventory. If a supplier reduces its prices on certain products, we generally receive a credit for such products in our inventory. In addition, we have the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection, stock return privileges, and inventory management procedures have helped to reduce the risk of a significant decline in the value of our inventory.

However, we have recognized losses due to obsolete inventory in the normal course of business. Historically, we have not experienced any material losses. Inventory levels may vary from period to period due in part to the addition of new suppliers or large purchases of inventory due to favorable terms offered by suppliers.

CREDIT TERMS

We offer various credit terms including open account, flooring arrangements, company and personal checks and credit card payment to qualifying customers. We closely monitor our customers' creditworthiness, and in most markets, utilize various levels of credit insurance to control credit risks and enable us to extend higher levels of credit. We also establish reserves for estimated credit losses incurred in the normal course of business.

LIVEWAREHOUSE - BUSINESS TO CONSUMER E-COMMERCE STORE

In December 2001 we formed LiveWarehouse, Inc., an e-commerce site aimed at increased sales to consumers. LiveWarehouse.com's main products consist of consumer computer electronics for the computer after-market segment as well as storage and related products for general consumer electronic devices. LW also distributes certain computer products to resellers. As part of the overall strategy on re-focusing on our core business in wholesale distribution, we have reduced our resources allocated to this business segment beginning in the third quarter 2004.

LiveWarehouse generate sales primarily through its e-store (livewarehouse.com) and operates a Yahoo store. Supplemental sales are generated through internet auction sites for liquidation electronic products.

SALES AND MARKETING

Sales for our computer products divisions are generated by a telemarketing sales force, which consists of 9 people as of December 31, 2004 in our offices located in Milpitas, California, and 4 people in our Georgia location.

The sales force is organized in teams generally consisting of a minimum of three people. We believe that teams provide superior customer service because customers can contact one of several people. Moreover, we believe that the long-term nature of our customer relationships is better served by teams that increase the depth of the relationship and improve the consistency of service.

We provide compensation incentives to our salespeople, thus encouraging them to increase their product knowledge and to establish long-term relationships with existing and new customers. Customers can contact their sales team using a toll-free number. Salespeople initiate calls to introduce our existing customers to new products and to solicit orders. In addition, salespeople seek to develop new customer relationships by using targeted mailing lists and vendor leads.

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

SUPPLIERS
SOURCES OF SUPPLY

Our industry relationship has enabled us to obtain contracts with many leading manufacturers, including Creative Labs, Logitech and Sony. We purchase our products directly from such manufacturers, generally on a non-exclusive basis. We believe that our agreements with the manufacturers are in line with terms and conditions customarily offered by each manufacturer. The agreements typically contain provisions allowing termination by either party without prior notice, and generally do not require us to meet minimum purchase commitments or restrict us from selling products manufactured by competitors. As a result, we generally have the flexibility to terminate or curtail sales of one product line in favor of another product line if we consider it appropriate to do so because of technological change, pricing considerations, product availability, customer demand or vendor distribution policies. For the years ended December 31, 2004, 2003 and 2002, one vendor, Sunnyview/Real Wisdom, accounted for approximately 15%, 18% and 11%, respectively, of our total purchases. Another vendor accounted for 17% of our purchases for the year ended December 31, 2003. We do not have a supply contract with Sunnyview nor the other vendor, but rather purchase products from them through individual purchase orders, none of which has been large enough to be material to us. Although we have not experienced significant problems with Sunnyview or our other suppliers, and we believe we could obtain the products that we purchase from Sunnyview and the other vendor from other sources, there can be no assurance that our relationship with Sunnyview and with our other suppliers will continue or, in the event of a termination of our relationship with any given supplier, that we would be able to obtain alternative sources of supply on comparable terms without a material disruption in our ability to provide products and services to our clients. This may cause a loss of sales that could have a material adverse effect on our business, financial condition and operating results.

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

We do not have offices or operations in foreign countries. Sales to customers located in foreign countries amounted to approximately $12 million in 2004. The majority of the foreign sales were to Canada, Russia and Finland.

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

Competition within the e-commerce space is primarily based on having the product available and shipping products ordered expediently and correctly at competitive pricing. Although there are many competitive e-store websites on the internet, most are relatively small, and the market is highly fragmented. Of the larger e-store competitors, we face competition from companies such as Buy.com, Amazon.com, Tigerdirect.com and other major e-retailers such as Newegg.com, Yahoo.com, MSN.com and AOL.com.

A  number  of  our  competitors  in  the  computer   distribution  industry  are
substantially larger and have greater financial and other resources than we do.

EMPLOYEES

As of December 31, 2004, we had 51 full-time employees and 2 part-time employees, all of whom are non-union, and 5 executive officers. We believe that our employee relations are good.

ITEM 2. PROPERTIES

We own property located at 1600 California Circle, Milpitas, California 95035, which was subject to mortgages in the amount of $3,103,400 at December 31, 2004. Of this amount, $2,331,700 is subject to a bank financing which bears interest at the bank's 90-day LIBOR rate (2.25% as of December 31, 2004) plus 2.5% and is secured by a deed of trust on the property. The remaining balance of $771,700 is subject to a Small Business Administration loan which bears interest at a 7.569% rate and is secured by the underlying property. As discussed in note 6 to the Company's consolidated financial statements, the Company was in violation of certain of the financial covenants in its bank financing agreement, which violations have been waived by the bank through December 31, 2005. See item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for additional discussion of this matter. This property consists of 3.31 acres and a 44,820 square foot building.

The building contains our executive office and California warehouse and we believe it is suitable for the current volume and the nature of our operations. We lease a building in Georgia to house our branch office and a regional warehouse pursuant to an operating lease which expires April 30, 2005. We are currently negotiating the lease renewal for our Georgia facility. Future minimum lease payments under this non-cancelable operating lease agreement for 2005 are estimated to be $22,400.

ITEM 3. LEGAL PROCEEDINGS

Subsequent to the end of 2004, in April 2005, PMI was sued by a supplier, Micro Technology Concepts, Inc. in the Superior Court of California, Los Angeles County, # BC331483. The suit alleges that approximately $680,000 in unpaid and overdue invoices are due and owing by PMIC. Micro Technology has a security interest in some of PMI's assets, subordinate to the interest of our lender, Textron Financial Corporation. As of the date of this filing, Micro Technology had made no attempts to enforce its security interest.

In March, 2005, Pacific Magtron was sued in the Superior Court of California, Santa Clara County, #105cv037996, for $81,046 in unpaid invoices.

We are not otherwise involved as a party to any legal proceeding other than various claims and lawsuits arising in the normal course of our business, none of which, in our opinion, is individually or collectively material to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES Our common stock is presently traded on the Over the Counter Bulletin Board (OCTBB) under the symbol PMIC. Our stock first traded on the OTC Bulletin Board on July 28, 1998. Beginning January 31, 2000, our stock was traded on the Nasdaq SmallCap Market. The Company's common stock was delisted from the Nasdaq SmallCap Market effective April 30, 2003 because the Company was out of compliance with NASDAQ's minimum market value and minimum common stock bid price requirements. The following table shows the high and low sale prices in dollars per share for the first quarter of 2003 as reported by the Nasdaq Small Cap Market and for the second quarter of 2003 through the fourth quarter of 2004 as reported by the OTC Bulletin Board. These prices may not be the prices that you would sell or would pay to purchase a share of our common stock during the periods shown.

                                                       High         Low
     Fiscal Year Ended December 31, 2004              ------       ------
       First Quarter                                  $ 0.15       $ 0.06
       Second Quarter                                   0.07         0.04
       Third Quarter                                    0.10         0.04
       Fourth Quarter                                   0.15         0.04

     Fiscal Year Ended December 31, 2003
       First Quarter                                  $ 0.45       $ 0.11
       Second Quarter                                   0.56         0.10
       Third Quarter                                    0.20         0.10
       Fourth Quarter                                   0.15         0.03

We had approximately 800 stockholders of record of our common stock as of February 23, 2005.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table contains certain selected financial data and we refer you to the more detailed consolidated financial statements and the notes thereto provided in Part II, Item 8 - Financial Statements and Supplementary Data of this Form 10-K. The financial data regarding our continuing operations as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 presented below, have been derived from our consolidated financial statements. The financial information regarding the discontinued operations in 2004, 2003 and 2002 are presented in note 2 to the Company's Consolidated Financial Statements included in this Form 10-K. Our consolidated financial statements for the year ended December 31, 2004 were audited by Weinberg & Company, P.A. Our consolidated financial statements for the years ended December 31, 2003 and 2002 were audited by KPMG LLP, and our consolidated financial statements for the years ended December 31, 2001 and 2000 were audited by BDO Seidman, LLP.

Fiscal Year Ended December 31,
Statement of Operations Data               2004           2003           2002           2001           2000
----------------------------          ------------    ------------   ------------   ------------   ------------
Net sales                             $ 71,473,500    $ 74,985,300   $ 67,969,900    $72,251,000   $81,167,000
Income (loss) from continuing
  operations before other income
  (expenses), income taxes and
  minority interest                     (1,834,400)     (1,510,500)    (2,252,700)    (2,639,900)       54,700
Net income (loss) from continuing
  operations                            (1,985,500)     (1,694,500)    (1,475,000)    (2,044,700)      139,800
Net income (loss) applicable to
  common shareholders                   (1,172,700)     (2,896,600)    (3,110,100)    (2,850,700)      121,800
Basic and diluted income (loss) per share
  applicable to common shareholders:
Income (loss) from continuing
     operations                             (0.12)          (0.24)         (0.17)         (0.20)          0.01
    Net income (loss)                       (0.11)          (0.28)         (0.30)         (0.28)          0.01

Fiscal Year Ended December 31,
Balance Sheet Data                          2004            2003           2002           2001           2000
------------------                      ------------    ------------   ------------   ------------   ----------
Current Assets                          $  7,531,500    $ 10,278,300   $ 12,577,600   $ 12,501,600 $ 15,335,200
Current Liabilities                        8,073,700      10,094,900(1)   9,464,900      6,766,700    7,710,800
Total Assets                              11,740,700      14,772,400     17,267,000     17,323,300   20,861,100
Long-Term Debt                             3,031,500       3,103,400      3,169,500      3,230,300    3,286,200
Redeemable Convertible Preferred Stock            --              --        190,400             --           --
Convertible Preferred Stock                  234,100              --             --             --           --
Shareholders' Equity                         635,500       1,574,100      4,442,200      7,289,900    9,857,800

(1) Includes Redeemable Convertible preferred stock of $958,600.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

LINES OF BUSINESS

As used herein and unless otherwise indicated, the terms "Company," "we," and "our" refer to Pacific Magtron International Corp. and each of our subsidiaries. Our business is organized into three divisions: PMI, PMIGA and LW. Our subsidiaries, PMI and PMIGA, provide for the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEMs and systems integrators. PMIGA distributes PMI's products in the eastern United States market. In December 2001, LW was incorporated as a wholly-owned subsidiary of PMIC, to provide consumers a convenient way to purchase computer products via the internet. LW also distributes certain computer related products to resellers. During the second quarter 2003, the Company sold substantially all the assets of FNC to a third party. The Company also sold substantially all assets of Lea, to certain of the Lea's employees. In the fourth quarter of 2004, the Company dissolved Lea. The activities of FNC and Lea for all periods have been reclassified for reporting purposes as discontinued operations. In the third quarter of 2003, the Company dissolved its PMICC subsidiary. PMICC had no activities since 2002 and had no assets or liabilities.

Recent Developments

The Company has historically relied on credit terms from its suppliers to fund inventory purchases. Our vendors have been progressively imposing more restrictive credit terms, such that, during the first quarter of 2005, we were unable to fund purchases. Our business as of the date of this filing is limited to selling existing inventory with no ability to replenish or purchase other items our customer may need. As of April 15, 2005, our inventory was approximately $170,000, compared to $2,760,000 at December 31, 2004. We do not have the ability to draw on lines of credit to fund the shortfall caused by the elimination of terms by our vendors. We have reduced our staff from 58 employees at the end of 2004 to 28 employees on April 14, 2005. Because of the reduced sales caused by the lack of new inventory, we have not been able to pay our obligations on a timely basis. We have been sued by one supplier for approximately $680,000 in unpaid invoices and by another for approximately $80,000. Other creditors have threatened suit. The existing suits are further described in Part I, Item 4 - Legal Proceedings If we are unable to obtain credit or find another method of operating, we will be forced to cease operations in the foreseeable future.

OVERVIEW

The Company incurred a consolidated net loss of $1,172,700, $2,896,600 and $3,110,100 for the years ended December 31, 2004, 2003 and 2002, respectively. Due to the continuing operations losses, the Company has been experiencing a tightening of credits that are extended by our vendors beginning in the fourth quarter 2004. Our ability to maintain certain desirable levels of inventories has been impaired. The diminishment or loss of credit terms from vendors could unfavorably affect our sales and cash flows. Currently we are seeking additional capital to satisfy our financing needs for the next twelve months. If we fail to achieve a profitable level of operations and raise additional working capital, we will be unable to pursue our business plan. There is no assurance that we will be able to obtain additional capital, if available, and that such capital will be available at terms acceptable to us.

In December 2004, the Company entered into an agreement (the Series A Agreement) with the Investor for restructuring certain terms of the Series A Preferred Stock. In connection with the closing of the transactions under the Series A Agreement, the Company amended and restated its Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock on December 31, 2004. Among the terms amended are (1) the number of shares designated as Series A Preferred Stock were decreased from 1,000 to 600 shares; (2) the Stated Value of each share of Series A Preferred Stock was reduced from $1,000 to $666.67; (3) the holders of the Series A Preferred Stock no longer have the right to require the Company to redeem each share of Series A Preferred Stock, which rights were triggered upon the occurrence of certain events; (4) the redemption amount payable by the Company upon exercise of its redemption right was reduced from 115% of Stated Value to 100% of Stated Value; (5) there is a 181-day waiting period from the date of filing the Amended and Restated Certificate of Designation before the holder may exercise conversion (unless the Company initiates a redemption prior to the end of the 181-day period); (6) the conversion price of the Series A Preferred Stock was changed to a fixed price of $0.50 per share, subject to customary and anti-dilution adjustments; and (7) the Company has five trading days, instead of three, to comply with conversion procedures. As part of the Series A Agreement, the Investor forfeited a stock purchase warrant, exercisable for 300,000 shares of the Company's common stock, that was issued in connection with the original issuance of the Company's Series A Preferred Stock. The Company accounted for these transactions in accordance with SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The restructuring of the Series A Preferred Stock resulted in a gain of $758,600 for the year ended December 31, 2004. The fair value of the restructured Series A Preferred Stock was $234,100 as of December 31, 2004 and was classified as shareholders' equity in the balance sheet.

Consolidated sales decreased from $74,985,300 for the year ended December 31, 2003 to $71,473,500 for 2004. The decrease was mainly due to a decrease of LW's sales from $7,251,100 for the year ended December 31, 2003 to $5,413,800 for 2004. As part of the overall strategy on re-focusing on our core business in wholesale distribution, the resources allocated to LW business segment were reduced beginning the third quarter 2004. The Company is continuing to re-evaluate LW's business model and anticipates LW's sales will be expanded in 2005. There is no guarantee that the Company will be able to expand LW's sales and that it will be profitable. The computer products distribution business is highly competitive. Competition is based on product and credit availability, speed and accuracy of delivery, effectiveness of sales and marketing programs and breath of product lines. Beginning the fourth quarter of 2000, the computer products distribution industry and the Company have been experiencing the effect of the economic downturn. As the demand for computer products decreases, the pricing pressure becomes intense. As a result, we experienced a decreasing sales trend from 2001 to 2002 but a slight increase from 2002 to 2004. PMI sales for the year ended December 31, 2004 increased by approximately 1.1% compared to 2003, which was partly attributable to the economic recovery. PMIGA experienced a decreasing sales trend and was unable to penetrate into the east coast market, which was dominated by a number of larger competitors. PMIGA experienced a substantial decline in sales in 2004 and 2003. The lack of financial resources and the inability to compete with the larger competitors resulted in a loss in market share. Price competition remains intense for wholesale distribution business. Gross profit for PMI decreased from 5.8% in 2002 to 5.4% in 2003 and 4.7% in 2004. Gross profit for PMIGA increased from 4.9% in 2002 to 7.8% in 2003 and to 9.1% in 2004 as management focused on assembling and marketing complete computer systems and improving its product mix management. Gross profit for LW remained stable and was 7.7% in 2004 compared to 8.0% in 2003.

As of December 31, 2004, we were in violation of certain loan covenants under the inventory financing agreement with Textron. A waiver for such violation was obtained from Textron through March 31, 2005. However, no subsequent waiver has been received. It is probable that we will be out of compliance with certain of those covenants in the future. If this was to occur and a waiver for the violation could not be obtained, Textron could terminate the credit facility and require acceleration in the loan payments. If such termination were to occur, there is no assurance that the Company would have the funding necessary to finance its future inventory purchases or would able to obtain alternative financing. As of December 31, 2004, the Company was in violation of certain covenants under the real estate mortgage loan agreement with Wells Fargo Bank (Wells Fargo). A waiver of the default was obtained from Wells Fargo through December 31, 2005. It is uncertain that we will be able to meet all those covenants in the future. If this were to occur in the future and a waiver for the violation could not be obtained, the Company would be required to classify the bank loan as current, which could cause the Company to be out of compliance with financial covenants included in its inventory financing facility with Textron. It is uncertain as to the Company's ability to obtain alternative financing in the event Textron terminates the loan facility or Wells Fargo elects to call the loan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to the consolidated financial statements included as Part II, Item 8 - Financial Statements and Supplementary Data in this Form 10-K. The following are our critical accounting policies:

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

RELATED PARTY TRANSACTIONS

During the first quarter of 2002, the Company made short-term non-interest bearing salary advances to a shareholder/officer totaling $30,000, without interest. These advances were recorded as salary paid to the shareholder/officer during the second quarter ended June 30, 2002.

The Company sold computer products to a company owned by a member of the Board of Directors of the Company. During 2003, 2002 and 2001, the Company recognized $102,400, $527,400 and $476,200, respectively, in sales revenues from this company. There were no sales to this customer for the year ended December 31, 2004 and there were no amounts due from this related party as of December 31, 2004 and 2003.

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

See Part III - Item 13 - Certain Relationships and Related Transactions for a description of the sale of a majority of the Company's common stock by Theodore
S. Li and Hui Cynthia Lee to Advanced Communications Technologies, Inc., and related transactions.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

Year Ended December 31,                            2004       2003       2002
                                                 ------     ------     ------
Sales                                             100.0%     100.0%     100.0%
Cost of sales                                      94.9       94.1       94.0
                                                 ------     ------     ------
Gross profit                                        5.1        5.9        6.0
Operating expenses                                  7.7        8.0        9.3
                                                 ------     ------     ------
Loss from operations                               (2.6)      (2.1)      (3.3)
Other income (expense)                             (0.2)      (0.2)       0.0
Income tax benefit                                  0.0        0.0        1.1
Minority interest                                   0.0        0.0        0.0
                                                 ------     ------     ------
Loss from continuing operations                    (2.8)      (2.3)      (2.2)
Loss from discontinued operations                   0.1       (0.6)      (2.0)
Gain on restructuring of Series A
  Preferred Stock                                   1.1        0.0        0.0
Accretion and deemed dividend relating to
  beneficial conversion of 4% Series A
  Convertible and Redeemable Preferred Stock       (0.0)      (1.0)      (0.4)
                                                 ------     ------     ------
Net loss applicable to Common shareholders         (1.6)%     (3.9)%     (4.6)%
                                                 ======     ======     ======

SALES

Consolidated sales decreased from $74,985,300 for the year ended December 31, 2003 to $71,473,500 for 2004. The decrease was mainly due to a decrease of LW's sales from $7,251,100 for the year ended December 31, 2003 to $5,413,800 for 2004.

PMI

The computer products distribution industry and the Company have been experiencing the effect of the economic downturn. We experienced a decreasing sales trend from 2001 to 2002 but a slight increase from 2002 to 2004. PMI sales for the year ended December 31, 2004 increased by approximately 1.1% compared to 2003, which was partly attributable to the economic recovery. PMI's sales were $61,101,100, $60,410,600 and $56,814,300 for 2004, 2003 and 2002, respectively.
However, the pricing pressure remained intense. PMI's gross profit for the year ended December 31, 2004 was 4.7% compared to 5.4% and 5.8% for the years ended December 31, 2003 and 2002, respectively. We anticipate that PMI's sales will follow the condition of the economy in 2005 and the pricing pressure will continue in the computer products distribution industry.

PMIGA

PMIGA experienced intense competition on the U.S. east coast market and has not been able to penetrate into the east coast market, which was dominated by a number of larger competitors. The lack of financial resources and the inability to compete with the larger competitors resulted in a loss in market share. Sales declined from $9,471,400 in 2002 to $7,323,600 in 2003 and $4,958,600 in 2004.
Gross profit as a percent of sales for PMIGA declined from 5.5% in 2001 to 4.9% in 2002. Gross profit for PMIGA increased from 4.9% in 2002 to 7.8% in 2003 and to 9.1% in 2004 as management focused on assembling and marketing complete computer systems and improving its product mix management. However, it is uncertain that we can maintain the pricing on those higher profit products.

LW

LW competes with a vast number of e-store websites on the internet. Most of them are relatively small, but a number of larger e-stores, such as Amazon.com and Buy.com, dominate in the e-commerce space. Competition is based on having the products available and shipping expediently and correctly at competitive prices. As part of the overall strategy on re-focusing on our core business in wholesale distribution, the resources allocated to LW business segment were reduced beginning the third quarter 2004. For the year ended December 31, 2004, LW generated $5,413,800 in sale compared to $7,251,100 in 2003 and $1,684,200 in
2002. LW was in a development stage in 2002. LW sells its products to end-users and certain of its products to resellers. Gross profit for the year ended December 31, 2004 was 7.7% compared to 8.0% in 2003. For the year ended December 31, 2002, LW sold its products primarily to end-users and realized a gross profit of 16.9%. During the first quarter 2005, the Company is re-evaluating LW's business model and anticipating LW's sales will be expanded in 2005. There is no guarantee that the Company will be able to expand LW's sales and that it will be successful or profitable.

EXPENSES

The Company has been reducing its operating expenses in all areas. Consolidated selling, general and administrative expenses decreased from $6,303,000 in 2002 to $5,939,900 in 2003 and $5,027,500 in 2004 (excluding a write-off of other receivables of $487,200). Consolidated payroll expense decreased by $571,300 in 2004 compared to 2003 and by $34,300 in 2003 compared to 2002. Employee count for the Company was reduced from 81 as of December 31, 2002 to 75 and 56 as of December 31, 2003 and 2004, respectively. Consolidated bad debt expense, except for the write-off of other receivables, decreased by $46,600 in 2004 compared to 2003 and by $188,200 in 2003 compared to 2002, excluding the impact of bad debt expense in discontinued operations of $45,000 and $26,900 in 2002 and 2003, respectively. Our bad debt expense arises out of the fact that we offer various credit terms to qualifying customers, closely monitor their credit worthiness and utilize various levels of credit insurance to control credit risks. We provide allowances for bad debts based on reviews of loss, adjustment history, current economic conditions, level of credit insurance and other factors which deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of the receivables is also dependent upon future economic and other conditions that may be beyond management's control. In addition, it is uncertain as to the continuing availability of cost-efficient credit insurance. We are unable to project the future trend of our bad debt expense.

In December 2003, the Company settled a claim against a customer and its principal owner for a past due account receivable in the amount of $734,500. Under the settlement agreement, the customer agreed to pay the entire balance in 12 equal monthly installments of $61,200, beginning December 2003. In addition, the customer entered into a UCC-Financing Statement with the Company under which the customer secured its payments due to the Company with all its assets, including inventory, accounts receivable and equipment. The customer is presently in default of its obligations under the settlement agreement. Thus, the Company is in the process of foreclosing on all the assets, including cash, accounts receivable, inventories and real estate of the customer and its principal owner. During the fourth quarter 2004, the Company wrote off $487,200, the entire unpaid balance of this receivable, as a result of its on-going evaluation of the recoverability of this asset.

INCOME TAXES

In March 2002, the Job Creation and Worker Assistance Act of 2002 ("the Act") was enacted. The Act extended the general federal net operating loss carry-back period from 2 years to 5 years for net operating losses incurred for taxable years ending in 2001 and 2002. The tax benefit recorded in 2002 reflects the federal income tax refund attributable to the net operating loss incurred for the year ended December 31, 2002. The Company does not receive a tax benefit for losses incurred in 2004 and 2003 as they are not covered by the Act. As a result, no tax benefits were recorded for the year ended December 31, 2004 and 2003 as management does not believe it is more likely than not that the benefit from such assets will be realized.

DISCONTINUED OPERATIONS

On June 2, 2003, the Company entered into an agreement to sell substantially all of FNC's assets to a third party for $15,000. The Company recorded a loss of $13,700 on the sale of these assets. On June 30, 2003, the Company entered into an agreement to sell substantially all of Lea's assets to certain of Lea's employees. The Company also received a Proprietary Software License and Support Agreement from the purchasers to provide certain electronic commerce support services to LW for a term of two years. The Company received $5,000 on the closing date. The electronic commerce support services contract was valued at $48,000. The Company recorded a loss of $16,000 on the sale of Lea assets.

The operations of FNC and Lea were discontinued after the sales of their assets. For financial statement reporting purposes, the operating results of FNC and Lea are reclassified as discontinued operations. The operating results of FNC and Lea for the years ended December 31, 2004, 2003 and 2002 were as follows:

  Year Ending December 31,
                                      2004           2003           2002
                                   -----------    -----------    -----------

FNC:
Net sales                             $323,200     $1,313,500     $2,378,300
Loss before income tax benefit          93,300       (311,600)    (1,195,900)
Income tax benefit                          --             --       (360,600)
                                   -----------    -----------    -----------
Net income (loss)                     $ 93,300     $ (311,600)    $ (835,300)
                                   -----------    -----------    -----------
Lea:
Net sales                             $     --     $  179,700     $  496,600
Loss before income tax benefit              --       (122,300)      (751,000)
Income tax benefit                          --             --       (225,400)
                                   -----------    -----------    -----------
Net loss                              $     --     $ (122,300)    $ (525,600)
                                   -----------    -----------    -----------

RESTRUCTURING OF PREFERRED STOCK

In April 2003 we were notified by Nasdaq that the Company did not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock and that our common stock would be delisted from the Nasdaq SmallCap Market and such delisting took place on April 30, 2003. The Company's common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company's common stock enabled the holder of the Company's Series A Redeemable Convertible Preferred Shares to request the redemption of such shares. As of December 31, 2003, the redemption value of the Series A Preferred Stock was $958,600. The Company increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value and recorded an increase in loss applicable to common shareholders of $743,300 for the year ended December 31, 2003.

In December 2004, the Company entered into an agreement (the Series A Agreement) with the Investor for restructuring certain terms of the Series A Preferred Stock. In connection with the closing of the transactions under the Series A Agreement, the Company amended and restated its Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock on December 31, 2004. Among the terms amended are (1) the number of shares designated as Series A Preferred Stock were decreased from 1,000 to 600 shares; (2) the Stated Value of each share of Series A Preferred Stock was reduced from $1,000 to $666.67; (3) the holders of the Series A Preferred Stock no longer have the right to required the Company to redeem each share of Series A Preferred Stock, which rights were triggered upon the occurrence of certain events; (4) the redemption amount payable by the Company upon exercise of its redemption right was reduced from 150% of Stated Value to 100% of Stated Value; (5) there is a 181-day waiting period from the date of filing the Amended and Restated Certificate of Designation before the holder may exercise conversion (unless the Company initiates a redemption prior to the end of the 181-day period); (6) the conversion price of the Series A Preferred Stock was changed to a fixed price of $0.50 per share, subject to customary and anti-dilution adjustments; and (7) the Company has five trading days, instead of three, to comply with conversion procedures. As part of the Series A Agreement, the Investor forfeited a stock purchase warrant, exercisable for 300,000 shares of the Company's common stock, that was issued in connection with the original issuance of the Company's Series A Preferred Stock. The Company accounted for these transactions in accordance with SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The restructuring of the Series A Preferred Stock resulted in a gain of $758,600 for the year ended December 31, 2004. The fair value of the restructured Series A Preferred Stock was $234,100 as of December 31, 2004 and was classified as shareholders' equity in the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss applicable to common shareholders of $1,172,700, $2,896,600 and $3,110,100 for the years ended December 31, 2004, 2003 and 2002, respectively. Due to the continuing operating losses, the Company has over time experienced progressively more restrictive credit terms from our vendors, such that, by the first quarter of 2005 and continuing through the date of this filing, Our ability to purchase inventory has been eliminated. The loss of credit terms from vendors has severely and unfavorably affected our sales. Consequently, we have recently had difficulty paying our obligations on a timely basis. Currently we are seeking additional capital and pursuing alternative methods of operations which will eliminate our need for the credit terms. If we fail to achieve a profitable level of operations or find other methods of operations, we will be unable to pursue our business plan and may be forced to cease doing business. There is no assurance that we will be able to obtain additional capital, or find methods of operation that reduce our need for credit.

As described in our results of operations above, in December 2004 the Company entered into an agreement (the Series A Agreement) with the Investor for restructuring certain terms of the Series A Preferred Stock. The restructuring of the Series A Preferred Stock resulted in a gain of $758,600 for the year ended December 31, 2004. The fair value of the restructured Series A Preferred Stock was $234,100 as of December 31, 2004 and was classified as shareholders' equity in the balance sheet.

As of December 31, 2004 and 2003, we were in violation of certain loan covenants under the inventory financing facility with Textron Financial Corporation (Textron) and our mortgage loan agreement with Wells Fargo Bank (Wells Fargo). Even though waivers for such violations were obtained from Textron and Wells Fargo, it is probable that we will be out of compliance with certain of those covenants in the future. If this was to occur and waivers for the violations cannot be obtained, Textron and Wells Fargo might terminate the credit facility and accelerate the loan payments. The Wells Fargo loan would be required to be classified as current liability causing another out of compliance condition on the Textron loan. If such termination were to occur, the Company would have the funding necessary to finance its future inventory or operations. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to achieve profitability and generate sufficient cash flows to meet its obligations as they come due.

At December 31, 2004, we had consolidated cash and cash equivalents of $543,800 and a working capital deficit of $542,200. At December 31, 2003, we had consolidated cash and cash equivalents totaling $1,491,700 and working capital of $183,400. The decrease in working capital was mainly due to the loss from continuing operations in 2004.

Net cash used in operating activities for the year ended December 31, 2004, 2003 and 2002 was $1,896,900, $470,400 and $898,000, respectively. In June 2003, we discontinued the operations of FNC and Lea. Included in the total net cash used in operating activities was $34,700 cash provided by FNC's operating activities in 2004. Included in the total net cash used in operating activities was $146,800 and $956,600 cash used in FNC and Lea's operating activities for 2003 and 2002, respectively. We do not expect to have future operating activities for FNC and Lea. The cash used in operating activities was primarily from the loss in operations, which was partially offset by the federal income tax refunds of $1,034,700 in June 2002 and $1,427,400 in March 2003. However, we do not have an income tax refund in 2004 and we do not expect an income tax refund in 2005.

In December 2003, the Company settled a claim against a customer and its principal owner for a past due account receivable in the amount of $734,500. Under the settlement agreement, the customer agreed to pay the entire balance in 12 equal monthly installments of $61,200, beginning December 2003. In addition, the customer entered into a UCC-Financing Statement with the Company under which the customer secured its payments due to the Company with all its assets, including inventory, accounts receivable and equipment. The customer is presently in default of its obligations under the settlement agreement. Thus, the Company is in the process of foreclosing on all the assets, including cash, accounts receivable, inventories and real estate of the customer and its principal owner. During the fourth quarter 2004, the Company wrote off $487,200, the entire unpaid balance of this receivable, as a result of its on-going evaluation of the recoverability of this asset.

In April 2003, the Company settled a lawsuit relating to a counterfeit products claim for $95,000, which was paid in the second quarter of 2003.

In May 2003, PMI obtained a $3,500,000 inventory financing facility, which includes a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan, from Textron Financial Corporation (Textron). The credit facility is guaranteed by PMIC, PMIGA, FNC, Lea, LW and two officers of the Company and may be discontinued by Textron at any time at its sole discretion. Under the agreement, the Company granted Textron a first priority lien on all of its corporate assets. Borrowings under the inventory line are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (11.25% at December 31, 2004). The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the eligible accounts receivables and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. PMI and PMIC are required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, a minimum tangible capital funds and required levels of profitability. Beginning on September 30, 2003 through December 31, 2004, the Company was out of compliance with the maximum leverage ratio covenant and the minimum tangible capital funds covenant and other covenants for which waivers have been obtained through March 31, 2005. Based on anticipated future results, it is probable that the Company will be out of compliance with these and/or other covenants in 2005. If this was to occur and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. Upon termination, there is no assurance that the Company would have the funding necessary to finance its future inventory or operations. We cannot assure you that we will be able to comply with these financial requirements in the future or to maintain the Textron flooring line if we continue our losses. We are required to maintain $250,000 in a restricted account as a pledge to Textron. This amount has been reflected as restricted cash in the accompanying consolidated financial statements. As of December 31, 2004, the outstanding balance of this loan was $2,243,100.

Pursuant to one of our Wells Fargo Bank (Wells Fargo) mortgage loans, with a $2,331,700 balance at December 31, 2004, we are required to maintain minimum debt service coverage, a maximum debt to tangible net worth ratio, no consecutive quarterly losses, and achieve net income on an annual basis. During 2004 and 2003 the Company was in violation of two of these covenants. This constituted an event of default under the loan agreement and gave Wells Fargo the right to call the loan. However, a waiver of the defaults was obtained from the bank through December 31, 2005. As a condition for this waiver, the Company transferred $250,000 to a restricted account as a reserve for debt servicing. It is uncertain that we will be able to meet all these covenants in the future. If this were to occur in the future and a waiver for the violation cannot be obtained, the Company would be required to classify the bank loan as current, which could cause the Company to be out of compliance with an additional financial covenant included in its inventory flooring facility with Textron. It is uncertain as to the Company's ability to obtain alternative financing in the event Textron terminates the loan facility or Wells Fargo elects to call the loan.

The Company purchased a credit insurance policy through March 31, 2005 from American Credit Indemnity covering certain accounts receivable up to $2,000,000 of losses. The Company also entered into an insurance agreement with ENX, Inc. for its accounts receivable through April 30, 2005. Under the agreement, the Company sells its past-due accounts receivables from pre-approved customers with pre-approved credit limits under certain conditions. The commission is 0.5% of the approved invoice amounts with a minimum quarterly commission of $12,500. As of December 31, 2004, approximately $1,059,000 of the outstanding receivables was approved by ENX. We are seeking renewal of this policy and agreement. There is no assurance that we can renew the policy and agreement at amounts that are cost-effective. In the event that we could not renew the policy and agreement with our existing or other insurance carriers, our future loss on uncollectible receivables would probably be higher compared to 2004, 2003 and 2002.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, and the Company does not have any non-consolidated special purpose entities.

AGGREGATE CONTRACTUAL OBLIGATIONS

The Company leases office space, equipment and vehicles under various operating leases. The following summarizes the effect on the Company's liquidity and cash flows from contractual obligations of debt arrangements and non-cancelable operating leases as of December 31, 2004:

(Amounts in thousands)
Year Ending December 31,

                                   2005     2006     2007      2008    2009   Thereafter
                                  ------   ------   ------   ------   ------   ------
Debt maturities                   $   72   $   77   $2,312   $   50   $   54   $  539
Non-cancelable operating leases       49        2       --       --       --       --
                                  ------   ------   ------   ------   ------   ------
Total                             $  121   $   79   $2,312   $   50   $   54   $  539
                                  ======   ======   ======   ======   ======   ======

INFLATION

Inflation has not had a material effect upon our results of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that to the extent increased costs are not offset by increased revenues, our operations may be adversely affected.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR INDEPENDENT AUDITORS' REPORT CONTAINS A GOING CONCERN OPINION

We have received a going concern opinion from our auditors. The opinion raises substantial doubts our ability to continue as a going concern.

We incurred net losses for the year ended December 31, 2004 and 2003 and 2002 of $1,172,700, $2,896,600 and $3,110,100, respectively, and we most likely will continue to incur losses. Our future ability to execute our business plan will depend on our efforts to increase revenues, control our overhead and return to profitability. We have implemented plans to reduce overhead and operating costs, and capture new business. No assurance can be given, however, that these actions will result in increased revenues and profitable operations.

WE HAVE EXPERIENCED SEVERE CREDIT RESTRICTIONS FROM OUR VENDORS, AND ARE NO CONDUCTING BUSINESS CONSISTENT WITH HISTORICAL PRACTICE

Our vendors have severely reduced the credit they extend to the Company. The loss of credit terms from vendors has eliminated our ability to purchase inventory and therefore our sales. Consequently, we have recently had difficulty paying our obligations on a timely basis. If we are unable to correct this situation, find alternative financing or alternative methods of operation which do not require credit, we will be required to cease operations.

WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SECURE ADDITIONAL CAPITAL REQUIRED BY OUR BUSINESS

Currently we are seeking additional capital to satisfy our financing needs for the next twelve months. If we fail to achieve a profitable level of operations and raise additional working capital, we will be unable to pursue our business plan. There is no assurance that we will be able to obtain additional capital, if available, and that such capital will be available at terms acceptable to us.

POTENTIAL SALES OF ADDITIONAL COMMON STOCK AND SECURITIES CONVERTIBLE INTO OUR COMMON STOCK MAY DILUTE THE VOTING POWER OF CURRENT HOLDERS.

We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock. These are "blank check" preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without shareholder consent. As of December 31, 2004 we had 600 shares of Series A Preferred outstanding. The Series A Preferred are convertible into 800,000 shares of common stock. Any additional shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock, and have preferences over shares of common stock with respect to dividends and liquidation rights.

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

We were in violation of covenants (2) and (3) as of December 31, 2004 and 2003. We received a waiver for such violation through December 31, 2005. We cannot assure you that we will be able to meet all these financial covenants in the future. Based on anticipated future results, it is probable that we will be out of compliance with certain of those covenants. If this was to occur and a waiver for the violation cannot be obtained, Wells Fargo may declare us in default and accelerate the loan payments. As a result, the Company would be required to classify the bank loan as current, which would cause the Company to be out of compliance with an additional financial covenant included in its inventory flooring facility with Textron Financial Corporation as discussed below.

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

As of December 31, 2004, we were in violation of the above covenants and a waiver for such violations was obtained through March 31, 2005. However, no subsequent waiver has been received. It is uncertain that we will be able to meet all those covenants in the future. If this was to occur in the future and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. Upon termination, there is no assurance that the Company would have the funding necessary to finance its future inventory or would be able to obtained additional financing. We cannot assume that we will be able to comply with these financial requirements in the future or to maintain the Textron flooring line if we continue our losses. It is uncertain as to the Company's ability to obtain alternative financing in the event Textron terminated the loan facility and accelerated payments or Wells Fargo elected to call the loan.

WE DEPEND ON CREDIT TERMS FROM OUR SUPPLIERS

We depend on the credit and payment terms extended by our suppliers. A reduction of those credits and shortening those payment terms by our suppliers would unfavorably affect our cash flows and our ability to maintain certain inventory levels and sales.

WE DEPEND ON KEY SUPPLIERS FOR A LARGE PORTION OF OUR INVENTORY. LOSS OF THOSE SUPPLIERS COULD HARM OUR BUSINESS

One supplier, Sunnyview/Real Wisdom ("Sunnyview"), accounted for approximately 15%, 18% and 11% of our total purchases for the years ended December 31, 2004, 2003 and 2002, respectively. One other vendor accounted for 17% of purchases for the year ended December 31, 2003. We do not have a supply contract with Sunnyview nor the other vendor, but rather purchase products from them through individual purchase orders, none of which has been large enough to be material to us. Although we have not experienced significant problems with Sunnyview or our other suppliers, and we believe we could obtain the products that Sunnyview and the other vendor's supplies from other sources, there can be no assurance that our relationship with Sunnyview and with our other suppliers will continue or, in the event of a termination of our relationship with any given supplier, that we would be able to obtain alternative sources of supply on comparable terms without a material disruption in our ability to provide products and services to our clients. This may cause a loss of sales that could have a material adversely effect on our business, financial condition and operating results.

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

WE ARE DEPENDENT ON KEY PERSONNEL

Our continued success will depend to a significant extent upon our senior management, including Theodore Li, Chief Financial Officer and Hui "Cynthia" Lee, head of sales operations. The loss of the services of Mr. Li or Ms. Lee, or one or more other key employees, could have a material adverse effect on our business, financial condition or operating results. We do not have key man insurance on the lives of Mr. Li and Ms. Lee.

ESTABLISHMENT OF OUR BUSINESS-TO-CONSUMER WEBSITE LIVEWAREHOUSE.COM MAY NOT BE SUCCESSFUL

We have established a business-to-consumer website, LiveWarehouse.com. LW incurred a net loss of $248,800, $258,100 and $166,600 for the year ended December 31, 2004, 2003 and 2002, respectively. As part of the overall strategy on re-focusing in our core business in wholesale distribution, the resources allocated to LW business segment were reduced beginning the third quarter 2004. During the first quarter 2005, the Company is re-evaluating LW's business model and anticipating LW's sales will be expanded in 2005. There is no assurance that the Company will be able to expand LW's sales and that it will be successful or profitable. We cannot assume that we will achieve a profitable level of operations, that we will be able to hire and retain personnel with experience in online retail marketing and management, that we will be able to execute our business plan with respect to this market segment or that we will be able to adapt to technological changes. Further, while we have experience in the wholesale marketing of computer-related products, we have limited experience in retail marketing. This market is very competitive and many of our competitors have substantially greater resources and experience than we have.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to one of our bank loans with a $2,331,700 balance at December 31, 2004 which bears fluctuating interest based on the bank's 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results, financial position or cash flow. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears in a separate section of this report following Part IV.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 18, 2004 KPMG LLP ("KPMG"), the Registrant's independent auditor, tendered its resignation to the Registrant. On July 21, 2004, the Registrant's board of directors appointed and engaged Weinberg & Company, P.A. as the Registrant's independent auditor for the fiscal year ended December 31, 2004.

The report of KPMG for the fiscal years ended December 31, 2002 and 2003 contained no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles, except for a modification as to uncertainty about the Registrant's ability to continue as a going concern as described in the reports of KPMG in the Registrant's Form 10-K for the fiscal years ended December 31, 2002 and 2003.

The Registrant did not consult with Weinberg & Company, P.A. during the fiscal years ended December 31, 2002 and 2003, and the interim period from January 1, 2004 through July 21, 2004, on the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or any matter that was either the subject of a disagreement or a reportable event.

There were no disagreements with Weinberg & Company, P.A. or KPMG on accounting or financial disclosure matters during 2004.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, including our Chief Financial Officer and our Chief Executive Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal period covered by this Form 10-K, which included inquiries made to certain other employees. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and forms. During the fiscal quarter ended December 31, 2004, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonable likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT Our directors and executive officers are as follows:

 NAME                    AGE        POSITION
----------------------   ---       ----------------------------------

   Martin Nielson        53           President, Chief Executive Officer
                                      and Director

   Theodore S. Li        48           Chief Financial Officer and Director

   John E. Donahue       55           Director

   Eric Martin           52           Executive Vice President

   Hui "Cynthia" Lee     42           Senior Vice President

   Anthony Lee           56           Secretary and Treasurer

   Jey Hsin Yao, PH.D.   42           Director (Resigned on December 31, 2004)

   Hank C. Ta            42           Director (Resigned on December 31, 2004)

   Raymond Crouse        45           Director (Resigned on December 31, 2004)

MARTIN NIELSON - Mr. Nielson was appointed President and Chief Executive Officer of the Company on December 31, 2004. He is also the Senior Vice President-Acquisitions of Advanced Communications Technologies, Inc. ("ACT"). Mr. Nielson also serves as Chief Executive Officer of Encompass, ACT's wholly-owned subsidiary and principal operating unit. From 2003 to 2004, he was Chairman of Innova Holdings, Inc. (formerly known as Hy-Tech Technology Group, Inc.). He also served as Chairman of Inclusion Technologies, Inc. from 2000 to 2002. Since 1994, he has been the Chairman and Chief Executive Officer of Altos Bancorp, Inc., a privately-held mergers and acquisition company. In 1991, Mr. Nielson was founder and Chief Executive Officer of The Business Superstore, an office supply and computer superstore/telesales company in London that merged with Office World in 1993. In 1982, Mr. Nielson was part of the founding team and served until 1991 as Vice President of Businessland, Inc., a New York Stock Exchanged listed computer and networking reseller. From 1972 until 1981, Mr. Nielson was employed as an executive of The Gap Stores. Mr. Nielson graduated from San Jose State University with a BS in business management with a concentration in mathematics and engineering, and attended San Francisco State University's Graduate School of Business with a concentration in operations research.

THEODORE S. LI - Mr. Li has served as Chief Financial Officer and director for our Company since 1998. He had served as our President and Treasurer to December 2004. He has also served as the President and a Director of Pacific Magtron, Inc., a California corporation that is our principal operating subsidiary ("PMI"), since 1995. He is responsible for our operations, technical functions and finance.

JOHN E. DONAHUE - John E. Donahue is Vice President and Chief Financial Officer of Online Benefits, Inc. a privately held HR solutions company that provides internet based applications for administering, communicating and presenting HR related information and data. Mr. Donahue has served in this position since August 1999. Prior to that he served as Executive Vice President and Chief Financial Officer of Lead America, a marketer of insurance products to customers of financial institutions, Managing Director of Oxbridge Incorporated, a boutique investment banking firm, Chief Financial Officer at Mast Resources Inc., a merchant bank, and Chief Financial Officer at Catalyst Energy Corp, a NYSE-listed independent power producer. Mr. Donahue was with Price Waterhouse from September 1972 until March 1985, including serving as a Senior Audit Manager. Mr. Donahue holds a B.A. in Economics from Holy Cross College and an MBA from Rutgers University.

ERIC MARTIN - Mr. Martin joined the Company in November of 2004, and serves as the company's Chief Commercial Officer, with responsibility for both supplier and client business relationships. Prior to joining the Company, he served as Chairman and CEO of Positive Communications, a nationwide wireless messaging company marketing through national consumer electronics retailers and on-line consumer channels. His experience in growing businesses includes Compaq Computer Corporation, where he was responsible for the development of the Presario brand of computer products. At BusinessLand, Inc, a national distributor of personal computer and related products, he was responsible for all aspects of product management, from the company's early stages through over $1B in annual sales. Mr. Martin also has extensive retail merchandising experience, having managed both field and corporate merchandising programs for Sears and The Gap Stores. He holds a Bachelor of Arts degree in Business Administration from Hanover College.

HUI "CYNTHIA" LEE - Ms. Lee serves as our Senior Vice President and had served as our Secretary and a Director from 1998 to 2004 and as a Director and Vice President, Sales and Purchasing of PMI since 1995. She is responsible for our sales and purchasing functions. She received her bachelor of language and literature from Chang Chi University in Taiwan. Ms. Lee is married to Dr. Jey Hsin Yao, a former director of our Company.

ANTHONY LEE - Anthony Lee was appointed Secretary and Treasurer on December 31, 2004. He has been serving the Company in the capacity of a financial controller since 2002. Mr. Lee practiced as a certified public accountant in California and was a partner in Alger & Lee, Certified Public Accountants, for more than eight years before joining the Company. From 1987 to 1988, he was a senior accounting research staff in Bank of America in San Francisco, California. Before he joined Bank of America, he was a senior audit manager in Arthur Young & Company, an international accounting firm, for more than 10 years. Mr. Lee is a certified public accountant in California. He graduated from Golden Gate University in San Francisco, California with a BS degree in accounting and from the University of California at Berkeley with an MBA in finance.

JEY HSIN YAO, PH.D. - Until December 31, 2004, Dr. Yao had served as a Director since 1998 and as a Director and Secretary of PMI since 1995. He has been employed at Fujitsu as a senior researcher since 1992. He received his bachelor of science in electrical engineering from National Taiwan University, and his masters and PhD degrees from the Department of Electrical Computer Engineering of the University of California at Santa Barbara. Dr. Yao is married to Ms. Hui "Cynthia" Lee.

HANK C. TA - Mr. Ta has served as a Director from 1999 to December 31, 2004. Mr. Ta has been the President and Chief Executive Officer of CC Integration/Micro Age since 1992. This company is an authorized reseller from Compaq, Cisco and Hewlett Packard. He received his bachelor of science in electrical engineering from San Jose State University.

RAYMOND CROUSE - Mr. Crouse served as a Director of the Board and the Chairman of the Audit Committee from June 17, 2002 to December 31, 2004. He has served as a Director of Litigation & Recovery of De Lage Landen Financial Services since 2002. Mr. Crouse was the Vice President and National Portfolio Director for Finova Capital Corporation in 2001 and 2000. He was a founder and President of AMC Capital Services, Inc. from 1996 to 1999. AMC Capital Services provides financial and commercial lending services to various companies.

All executive officers are appointed by and serve at the discretion of the Board for continuous terms.

AUDIT COMMITTEE

Mr. Raymond Crouse (Chair) and Mr. Hank C. Ta each served on the Company's Audit Committee during 2003 until their resignation on December 31, 2004. The board of directors has determined that Mr. Crouse qualifies as an audit committee financial expert as defined by applicable regulations of the SEC and that he is independent as defined by the applicable rules under the Nasdaq Listing standards. Mr. Raymond Crouse and Mr. Hank Ta resigned as of December 31, 2004. The Directors also serve as members of the Audit Committee and are seeking a financial expert to join the Audit Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We do not have a Compensation Committee, and the entire Board of Directors made executive officer compensation decisions. During 2004 both Mr. Theodore Li and
Ms.  Hui  "Cynthia"  Lee  were  executive   officers  and  participated  in  the
deliberations   of  our  Board  of  Directors   concerning   executive   officer
compensation.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid by us to the chief executive officer and the most highly compensated executive officers and key employees (the "Named Executive Officers") whose total remuneration exceeded $100,000 for services rendered in all capacities to us during the last three completed fiscal years.

Annual Compensation(1)

Name and                Year    Salary       Bonus    Long-Term      All Other
Principal Position                                   Compensation  Compensation
                                                     Securities
                                                     Underlying
                                                     Options(#)
Theodore Li (2)         2004   $108,000   $      --           --        $  --
Chief Financial         2003    108,000          --           --           --
Officer and Director    2002    120,000          --           --           --

Hui "Cynthia" Lee(3)    2004     54,000          --           --          --
Secretary and Director  2003     55,625          --           --          --
                        2002    120,000      33,333           --          --

(1) No executive officer named in the Compensation Table received personal benefits or perquisites in excess of the lesser of $50,000 or 10% of his or her aggregate salary and bonus.

(2) A company's leased auto has been assigned to Mr. Li in 2004 and 2003. The Company paid a total of $12,028 in 2004 and $12,028 in 2003 for the auto lease. Mr. Li was not required to reimburse the Company for his personal use of the auto.

(3) A company's leased auto has been assigned to Ms. Lee in 2004 and 2003. The Company paid a total of $11,908 in 2004 and $11,908 in 2003 for the auto lease. Ms. Lee was not required to reimburse the Company for his personal use of the auto.

OPTION GRANTS IN LAST FISCAL YEAR

There were no options to purchase shares of our common stock granted during 2004 to the Named Executive Officers.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

The following table shows the numbers of shares of common stock represented by outstanding stock options held by each of the Named Executive Officers at December 31, 2004.

                    Number of Securities
                   Underlying Unexercised         Value of Unexercised
                   Options at December 31,        In-The-Money Options
                           2004                 at December 31, 2004(1)
                  ------------------------     --------------------------
Name              Exercisable Unexercisable    Exercisable  Unexercisable
----------------- ----------- -------------    -----------  -------------
Theodore Li        250,000(2)        --        $      --            --
Hui "Cynthia" Lee  250,000(2)        --        $      --            --

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

DIRECTOR COMPENSATION

Directors currently receive no cash compensation for their services in that capacity. Reasonable out-of-pocket expenses may be reimbursed to directors in connection with attendance at meetings. During 2002, Mr. Hank C. Ta was granted 10,000 options at a price of $1.05 per share and Mr. Raymond Crouse was granted 10,000 options at a price of $.76 per share. The options are exercisable in five years. Mr. Ta and Mr. Crouse are non-employee directors. There were no options granted to the directors in 2004 and 2003.

COMPENSATION COMMITTEE INTERLOCKS

We do not have a Compensation Committee. Instead the entire Board of Directors makes executive officer compensation decisions. Both Mr. Theodore Li and Ms. Hui "Cynthia" Lee are executive officers and participate in the deliberations of our Board of Directors concerning executive officer compensation. The Board of Directors has no formal compensation criteria it uses in determining the executive officers compensation. For 2003, the Board of Directors considered the Company's fiscal status and the Company's overhead reduction plan in setting compensation.

EMPLOYMENT AGREEMENTS WITH MR. THEODORE S. LI AND HUI "CYNTHIA" LEE

On December 10, 2004, Theodore S. Li and Hui Cynthia Lee (collectively, the "Stockholders"), the holders of a collective majority interest in Pacific Magtron International Corp. (the "Company") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Advanced Communications Technologies, Inc., a Florida corporation ("ACT"), pursuant to which ACT agreed to purchase from the Stockholders, and the Stockholders agreed to sell to ACT, an aggregate of 6,454,300 shares of the common stock of the Company (the "PMIC Shares") for the aggregate purchase price of $500,000. On December 30, 2004, the Stockholders and ACT closed on the sale of the PMIC Shares (the "Closing"). In connection with the sale, Mr. Li and Ms. Lee entered into employments agreements with PMIC, ACT and ACT's wholly-owned subsidiary, Encompass Group Affiliates, Inc.

The Employment Agreements, dated December 30, 2004, with each of Mr. Li and Ms. Lee, respectively, provide for a cash signing bonus of $225,000 each to be paid within thirty days of the Closing and other bonus and earn-out provisions that may be paid in cash or in shares of common stock of ACT. Through the date of filing this Annual Report on 10-K, no part of the cash signing bonus has been paid. The Employment Agreements also provide for an annual salary of not less than $120,000 each. While any bonus paid in ACT's common stock will be in the discretion of the Compensation Committee of ACT's Board of Directors, the earn-out provisions are set forth in the Employment Agreements and are based on achievement of certain financial milestones by certain operating subsidiaries of the Company. Under the earn-out provisions in the Employment Agreements, Mr. Li and Ms. Lee may earn the right to receive up to 66,666,666 shares and 33,333,333 shares of ACT's common stock, respectively, which share amounts are subject to adjustments for any stock splits or other recapitalizations effected by ACT; provided that, the percentage of the outstanding common stock that Mr. Li or Ms. Lee would have had the right to receive prior to the adjustment shall not be changed by any such adjustment. Upon earning the earn-out shares, such shares will be placed in escrow, pursuant to the terms of an escrow agreement entered into at the Closing among ACT, Mr. Li and Ms. Lee. If Mr. Li's or Ms. Lee's employment is terminated for "cause" (as defined in the applicable Employment Agreement) prior to the expiration of the initial term of the applicable Employment Agreement, all of the earn-out shares, whether earned or not, of Mr. Li or Ms. Lee, as applicable, will be forfeited. If, however, Mr. Li's or Ms. Lee's employment is terminated for reasons other than "cause" prior to the expiration of the initial term of the applicable Employment Agreement, Mr. Li and Ms. Lee, as the case may be, will be entitled to receive any of the earn-out shares earned and placed in escrow prior to such termination. Unless terminated sooner, the initial term of Mr. Li's Employment Agreement expires on the third anniversary of the Closing, and the initial term of Ms. Lee's Employment Agreement expires on the second anniversary of the Closing. Either Employment Agreement may be terminated without cause by the Company at any time upon thirty days prior written notice. The Company may also terminate either Mr. Li or Ms. Lee for "cause." In addition, Mr. Li or Ms. Lee may terminate his or her employment agreement for "Good Reason" (as defined in each Employment Agreement). In the event of termination without cause or for Good Reason, Mr. Li or Ms. Lee, as the case may be, shall receive, in addition to accrued, but unpaid compensation and other benefits, six months severance. The Employment Agreements also contain non-compete provisions for a period of two years post termination.

PERFORMANCE GRAPH

The following graph compares the cumulative shareholder return on our common stock from January 1, 2000 through December 31, 2004, based on the market price of the common stock, with the cumulative total return of the NASDAQ market Index and a Peer Group Index comprised of the following companies engaged in the sale or distribution of microcomputer products: Bridge Technology, Inc., CDW Corp., En Pointe Technology Inc., Focus Enhancements, Genesis Technology Group Inc., Ingram Micro Inc., Insight Enterprises Inc., Insignia Systems Inc., Jack Henry & Assurantieconcern, Manchester Technologies Inc., McSi Inc., Merisel New, Nam Tai Electronics Inc., Nova Communications Limited, Safeguard Scientifics Inc., SED International Holdings Inc., Soyo Group Inc., Syscan Imaging Inc., Systemax Inc., Tech Data Corp., Transnet Corp., United Stationers Inc., Vartech Systems Inc., Wareforce One, Windsortech Inc., Zones Inc Commerce.

                 COMPARISION OF 5 YEAR CUMULATIVE TOTAL RETURN*
                    AMONG PACIFIC MAGTRON INTERNATIONAL CORP.
              THE NASDAQ STOCK MARKET (U.S) INDEX AND A PEER GROUP

                                [TABLE OMITTED]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of February 23, 2005, with respect to the number of shares of our common stock beneficially owned by individual directors, by all directors and officers as a group, and by persons who we know own more than 5% of our common stock. We have no other class of voting stock outstanding. The address of Theodore S. Li and Hui "Cynthia" Lee is 1600 California Circle, Milpitas, California 95035. Betty Lin's address is P.O. Box 5267, Berkeley, California 94705. Advanced Communications Technologies, Inc.'s address is 420 Lexington Avenue, New York, NY 10170 and Stonestreet, L.P.'s address is 260 Town Centre Blvd., Suite 201, Markham, ON L3R 8H8, Canada.

                                          Number of Shares            Number of Shares
                                          Owned                       Beneficially Owned(1)
                                          -------------------         ---------------------
                                                            Percent                     Percent
                                          Number            Of        Number            Of
                                          of                Common    of                Common
                                          Shares            Stock     Shares            Stock
                                          ----------        -------   -----------       -------

Name of Beneficial Owners:
Theodore S. Li(2)                                 --        --          250,000          2%
Hui "Cynthia" Lee(3)                              --        --          250,000          2%
Betty Lin(4)                               2,149,400        20%       2,149,400         18%
Advanced Communications
 Technologies, Inc.                        6,454,300        62%       6,454,300         54%
Stonestreet, L.P.(5)                              --        --          800,000          7%
All officers and Directors as a group
(5 persons)                                       --        --          500,000          4%

----------

(1) Includes 550,000 shares issuable upon the exercise of options, 200,000 shares issuable upon the exercise of warrants and 800,000 shares issuable upon the conversion of Series A Preferred Stock.

(2) Includes 250,000 shares Mr. Li has the right to acquire upon the exercise of options.

(3) Includes 250,000 shares Ms. Lee has the right to acquire upon the exercise of options.

(4) Ms. Lin is neither a director nor an officer of the Company.

(5) Includes 800,000 shares of common stock would be obtained if the conversion rights of the 4% Series A Convertible Preferred Stock were exercised.

CHANGE OF CONTROL

On December 10, 2004, Theodore S. Li and Hui Cynthia Lee, the holders of a collective majority interest in the Company, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Advanced Communications Technologies, Inc., a Florida corporation ("ACT"), pursuant to which ACT agreed to purchase from Mr. Li and Ms. Lee an aggregate of 6,454,300 shares of the common stock of the Company for the aggregate purchase price of $500,000. These shares represent 61.56% of the currently issued and outstanding common stock of the Company. The sale of the shares closed on December 30, 2004. See Item 13 - Certain Relationships and Related Transactions for more information about the terms of the Stock Purchase Agreement and the transactions contemplated therein.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following provides tabular disclosure of the number of securities to be issued as of December 31, 2004 upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories-plans that have been approved by stockholders and plans that have not.


Plan Category       Number of           Weighted-average    Number of
                    Securities to be    Exercise Price of   Securities
                    Issued Upon         Outstanding Options Remaining Available
                    Exercise of         and Warrants        for Future Issuance
                    Outstanding Options                     Under Equity
                    and Warrants                            Compensation Plans
                                                            (Excluding
                                                            Securities
                                                            Reflected in 1st
                                                            Column)

-------------------------------------------------------------------------------
Equity compensation
plans approved by
stockholders               550,000                $0.91             394,000
Equity compensation
plans not approved
by stockholders            200,000                $1.20                  --

                    -----------------------------------------------------------
Total                      750,000                $0.99             394,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the first quarter of 2002, the Company made short-term salary advances to a shareholder/officer totaling $30,000, without interest. These advances were recorded as a salary paid to the shareholder/officer during the second quarter ended June 30, 2002.

The Company sold computer products to a company owned by a member of the Board of Directors of the Company. During 2003 and 2002, the Company recognized $102,400 and $527,400, respectively, in sales revenues from this company. There were no sales to this customer for the year ended December 31, 2004 and there were no amounts due from this customer as of December 31, 2004 and 2003.

On June 30, 2003, the Company sold substantially all of Lea's intangible assets and certain equipment to certain of the Lea's employees (Purchaser). The Company also entered into a Proprietary Software License and Support Agreement with the Purchaser requiring the Purchaser to provide certain electronic commerce support services to LiveWarehouse, Inc., a wholly-owned subsidiary of the Company, for a term of two years beginning July 1, 2003. The Company received $5,000 on the transaction closing date and the electronic commerce support services contract valued at $48,000 which is based on the number of service hours to be provided. The Company recorded a loss of $16,000 on the sale of the Lea assets.

On December 10, 2004, Theodore S. Li and Hui Cynthia Lee, the holders of a collective majority interest in the Company and both of whom are executive officers and directors of the Company (the "Stockholders"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Advanced Communications Technologies, Inc., a Florida corporation ("ACT"), pursuant to which ACT agreed to purchase from the Stockholders, and the Stockholders agreed to sell to ACT, an aggregate of 6,454,300 shares of the common stock of her Company (the "Company Shares") for the aggregate purchase price of $500,000. On December 30, 2004, the Stockholders and ACT closed on the sale of the Company Shares (the "Closing"). The Company Shares represent 61.56% of the currently issued and outstanding common stock of the Company.

In accordance with the terms of the Stock Purchase Agreement, ACT issued at the Closing two convertible promissory notes (the "Notes") in the principal amounts of $166,889 and $333,111 to Mr. Li and Ms. Lee, respectively, as payment of the purchase price for the Company Shares. The Notes will mature on the first anniversary of the Closing and no principal or interest payments will be required prior to such date. The holders of the Notes, at their option, will be able to convert, at any time and from time to time, until payment in full of all amounts due and owing under the Notes, any unpaid principal amount of the Notes into shares of common stock of ACT at a conversion price per share of $0.01. If the Notes were converted based upon their original principal amounts, an aggregate of 50,000,000 shares of ACT's common stock would be issued to the Stockholders. The conversion ratio is subject to customary adjustments for any stock splits, reverse stock splits and other recapitalizations effected by ACT. ACT has informed PMIC that it intends to satisfy its payment obligations under the Notes with funds from its working capital. ACT's payment obligations under the Notes are secured by the Company Shares pursuant to a Custodial and Stock Pledge Agreement entered into at the Closing by ACT and the Stockholders (the "Pledge Agreement").

In addition, pursuant to the terms of the Stock Purchase Agreement, Mr. Li resigned his positions as President, Chief Executive Officer and Treasurer of the Company and all positions held by him as a director and/or officer of the Company's subsidiaries at the Closing. He remains Chief Financial Officer and was appointed Chief Operating Officer the Company pursuant to the terms of an Employment Agreement. The terms of Mr. Li's Employment Agreement dated December 30, 2004 are described more fully under the caption Employment Agreements with Mr. Theodore S. Li and Hui "Cynthia" Lee in Item 11 - Executive Compensation of this Report on Form 10-K. Mr. Li remains a member of the Board of Directors of the Company. Ms. Lee retains her current position of Senior Vice President pursuant to the terms of an Employment Agreement dated December 30, 2004, but resigned as a director of the Company and each position held by her with any subsidiary of the Company at the Closing. The terms of Ms. Lee's Employment Agreement are described more fully under the caption Employment Agreements with Mr. Theodore S. Li and Hui "Cynthia" Lee in Item 11 - Executive Compensation of this Report on Form 10-K.

In connection with the Closing, ACT and Encompass Group Affiliates, Inc., a wholly-owned subsidiary of ACT ("Encompass"), entered into an Indemnity Agreement with Mr. Li and Ms. Lee and their respective spouses pursuant to which ACT and Encompass agreed to indemnify Mr. Li, Ms. Lee and their respective spouses against certain liabilities that Mr. Li and Ms. Lee may incur in connection with personal guaranties they have given relating to PMI's inventory financing facility. Mr. Li and Ms. Lee also executed a release in connection with the transactions contemplated by the Stock Purchase Agreement.

Additionally, in connection with the transaction, Jey Hsin Yao, Hank C. Ta and Raymond Crouse, the remaining members of the Board of Directors of the Company prior to the Closing, resigned as Directors of PMI and each other position any of them held with he Company or any of its subsidiaries at the Closing.

At the Closing, Martin Nielson was appointed Chief Executive Officer of the Company and Chairman of the Board. Currently, Mr. Nielson is a party to an employment agreement with ACT, pursuant to which he agreed to serve as an officer or director of any subsidiary of ACT in addition to the positions held by him with ACT. ACT, the Company and Mr. Nielson contemplate that Mr. Nielson will enter into a separate employment agreement with the Company pursuant to which Mr. Nielson will be paid a nominal fee for his services. In addition, at the Closing, Anthony Lee was appointed Treasurer and Secretary of the Company, and John E. Donahue was appointed as a member of the Board.

In connection with the consummation of the transactions contemplated by the Stock Purchase Agreement, the Company had entered into an agreement (the "Series A Agreement") on December 10, 2004 with Stonestreet L.P. ("Stonestreet"), the holder of all of the Company's issued and outstanding Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"). The transactions contemplated by the Series A Agreement closed on December 31, 2004. In connection with the closing of the transaction contemplated by the Series A Agreement, the Company filed on December 31, 2004 an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company's Series A Preferred Stock, the terms of which are described more fully under the caption Results of Operations - Restructuring of Preferred Stock in
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, as part of the Series A Agreement, Stonestreet forfeited a Stock Purchase Warrant, exercisable for 300,000 shares of he Company's common stock, that was issued to Stonestreet in connection with the original issuance of the Company's Series A Preferred Stock.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by our independent auditors, Weinberg & Company, P.A. for the audit of our consolidated financial statements for the year ended December 31, 2004 was $65,510. The aggregate fees billed by Weinberg & Company, P.A. for the review of our consolidated financial statements included in the Company's Form 10-Q for the quarters ended June 30, 2004 and September 30, 2004 was $13,000. Our prior auditor, KPMG LLP billed $15,000 for review of our Form 10-Q for the first quarter of 2004, $112,500 for the audit of our consolidated financial statements for the year ended December 31, 2003 and $36,000 for review of our Form 10-Qs for 2003.

AUDIT-RELATED FEES

There were no fees billed by Weinberg & Company, P.A. in fiscal 2004 for assurance and related services except for the fees of $4,422 relating to certain transactions related to the 2004 audit and the fees for services described under "AUDIT FEES" in above. KPMG billed $3,500 for audit related fees in 2004 and there were no fees billed in 2003 except for the fees and services described under "AUDIT FEES" in above.

TAX FEES

There were no tax fees billed in fiscal 2004 by Weinberg & Company, P.A., or in 2003 by KPMG LLP, for tax compliance, tax advice and tax planning services.

ALL OTHER FEES

There were no other fees billed in fiscal 2004 by Weinberg & Company, P.A., or in 2003 by KPMG LLP, for all other services.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT

SERVICES OF INDEPENDENT AUDITORS

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

      (a)   (1)   Report of independent  registered  public  accounting  firm of
                  Weinberg & Company, P.A. and report of independent registered public accounting firm of KPMG, LLP.

            (2) Consolidated Financial Statements and Notes thereto of the Company including Consolidated Balance Sheets as of December 31, 2004 and 2003 and related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for each of the years in the three year period ended December 31, 2004.

            (3)   Supplemental Schedule II - Valuation and Qualifying Accounts

      (B)   Exhibits:

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

3.1 Articles of Incorporation, as Amended and Restated (filed as an exhibit to our Form 10-12G, File No. 000-25277).

3.2 Bylaws, as Amended and Restated (filed as an exhibit to our Form 10-12G, File No. 000-25277).

3.3 Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Redeemable Convertible Preferred Stock (filed as an exhibit to our Form 8-K on January 5, 2005).

10.1 1998 Stock Option Plan (filed as an exhibit to our Form 10-12G, File No. 000-25277).

10.2 Sony Electronics Inc. Value Added Reseller Agreement, dated May 1, 1996 (filed as an exhibit to our Form 10-12G, File No. 000-25277).

10.3 Logitech, Inc. Distribution and Installation Agreement, dated March 26, 1997 (filed as an exhibit to our Form 10-12G, File No. 000-25277).

10.4 Wells Fargo Term Note, dated February 4, 1997 (filed as an exhibit to our Form 10-12G, File No. 000-25277).

10.5        Credit  Line  for  Inventory   Financing   with  Textron   Financial
            Corporation (filed as an exhibit to our Report on Form 10-Q for quarter ended June 30, 2003).

10.6 Agreement, dated as of December 11, 2004, between Pacific Magtron International Corp. and Stonestreet L.P. (filed as an exhibit to our Report on Form 8-K on December 16, 2004).

10.7 Employment Agreement, dated as of December 30, 2004, between Pacific International Corp. and Theodore S. Li (filed as an exhibit to our Report on Form 8-K on January 5, 2005).

10.8 Employment Agreement, dated as of December 30, 2004, between Pacific International Corp. and Hui Cynthia Lee (filed as an exhibit to our Report on Form 8-K on January 5, 2005).

21.1        Subsidiaries (filed herewith).

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1 Stock Purchase Agreement, dated as of December 10, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee (filed as an exhibit to our Report on Form 8-K on December 16, 2004).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PACIFIC MAGTRON INTERNATIONAL CORP.,
                                       a Nevada corporation

                                       By /s/ Martin Nielson
                                       -----------------------------------------
                                       Martin Nielson
                                       Chief Executive Officer
                                       Date:  April 20, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       SIGNATURE                          TITLE                        DATE
       ---------                          -----                        ----

/s/ Martin Nielson            Chief Executive Officer          April 20, 2005
-------------------------     and Director
Martin Nielson


/s/ Theodore S. Li            Chief Financial                  April 20, 2005
-------------------------     Officer and Director
Theodore S. Li

/s/ John E. Donahue           Director                         April 20, 2005
-------------------------
John E. Donahue

              PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
                        CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002


CONTENTS
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                              F-4
  Consolidated Statements of Operations                                    F-5
  Consolidated Statements of Shareholders' Equity                          F-6
  Consolidated Statements of Cash Flows                                    F-7
  Notes to Consolidated Financial Statements                               F-8


SUPPLEMENTAL SCHEDULE
  Schedule II - Valuation and Qualifying Accounts                          F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Pacific Magtron International Corp.

We have audited the accompanying consolidated balance sheet of Pacific Magtron International Corp. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Magtron International Corp. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a loss of $1,172,700 and negative cash flows from operations of $1,896,900 for the year ended December 31, 2004 and had a working capital deficiency of $542,200 at December 31, 2004. In addition, the Company was in violation of certain of its debt covenants, which violations were waived. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Boca Raton, Florida
February 3, 2005, except as to Note 1 - Recent Developments, for which the date is April 19, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Pacific Magtron International Corp.

We have audited the accompanying consolidated balance sheet of Pacific Magtron International Corp. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2003 and 2002. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Magtron International Corp. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations. Further, during the year ended December 31, 2003, the Company triggered a redemption provision in its Series A Redeemable Convertible Preferred Stock agreement thereby creating a current liability. In addition, the Company was in violation of certain of its debt covenants, which violations were waived, and the Company's common stock has been delisted from the NASDAQ SmallCap Market. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Mountain View, California
March 12, 2004

              PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                       ----------------------------
                                                           2004            2003
                                                       ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents                            $    543,800    $  1,491,700
  Restricted cash                                           255,000         395,000
  Accounts receivable, net of allowance for
    doubtful accounts of $314,100 and
    $281,800 in 2004 and 2003                             3,801,600       4,350,900
  Other receivables                                              --         673,300
  Inventories                                             2,760,400       2,853,100
  Prepaid expenses and other current assets                 154,500         280,800
  Assets of discontinued operations                          16,200         233,500
                                                       ------------    ------------
Total Current Assets                                      7,531,500      10,278,300

Property and equipment, net                               3,934,100       4,157,400

Restricted cash                                             250,000         250,000

Deposits and other assets                                    25,100          86,700
                                                       ------------    ------------
                                                       $ 11,740,700    $ 14,772,400
                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                     $  5,608,700    $  7,140,900
  Floor plan inventory loans                              2,243,100       1,369,200
  Accrued expenses                                          147,700         228,500
  Current portion of notes payable                           71,900          66,100
  Contingent settlement of Common Stock Warrants              2,300          55,700
  Series A Mandatorily Redeemable Convertible
    Preferred Stock                                              --         958,600
  Liabilities of discontinued operations                         --         275,900
                                                       ------------    ------------
Total Current Liabilities                                 8,073,700      10,094,900

Notes Payable, less current portion                       3,031,500       3,103,400

Commitments and Contingencies

Shareholders' Equity:
    Preferred Stock, $0.001 par value; 5,000,000
      shares authorized;
       4% Series A Convertible Preferred Stock;
       600 shares designated, issued and outstanding
       (liquidation value of $400,000)                      234,100              --
    Common stock, $0.001 par value; 25,000,000
      shares authorized; 10,485,062 shares issued
      and outstanding                                        10,500          10,500
    Additional paid-in capital                            2,036,400       2,036,400
    Accumulated deficit                                  (1,645,500)       (472,800)
                                                       ------------    ------------
Total Shareholders' Equity                                  635,500       1,574,100
                                                       ------------    ------------
                                                       $ 11,740,700    $ 14,772,400
                                                       ============    ============

          See accompanying notes to consolidated financial statements.

              PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEARS ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    2004            2003            2002
                                                ------------    ------------    ------------
Sales                                           $ 71,473,500    $ 74,985,300    $ 67,969,900
Cost of sales                                     67,793,200      70,555,900      63,919,600
                                                ------------    ------------    ------------
Gross profit                                       3,680,300       4,429,400       4,050,300
Selling, general and
  administrative expenses                          5,027,500       5,939,900       6,303,000
Write-off of other receivable                        487,200              --              --
                                                ------------    ------------    ------------
Loss from operations
  before other income (expense),
  income tax benefit,
  and minority interest                           (1,834,400)     (1,510,500)     (2,252,700)
                                                ------------    ------------    ------------
Other income (expense):
  Interest income                                      2,000           3,200          14,100
  Interest expense                                  (166,200)       (170,500)       (166,100)
  Litigation settlement                                   --         (95,000)             --
  Change in fair value of
   warrants issued                                    46,400         105,800         235,700
  Other expense, net                                 (33,300)        (27,500)        (44,500)
                                                ------------    ------------    ------------
Total other income (expense)                        (151,100)       (184,000)         39,200
                                                ------------    ------------    ------------
Loss from operations
  before income tax benefit
  and minority interest                           (1,985,500)     (1,694,500)     (2,213,500)
Income tax benefit                                        --              --        (736,300)
                                                ------------    ------------    ------------
Loss from operations
  before minority interest                        (1,985,500)     (1,694,500)     (1,477,200)
Minority interest                                         --              --           2,200
                                                ------------    ------------    ------------
Loss from operations                              (1,985,500)     (1,694,500)     (1,475,000)
                                                ------------    ------------    ------------
Discontinued operations:
  Gain (loss) from discontinued
   operations of:
    Frontline Network Consulting,
      Inc., net of tax benefit
      in 2002                                         93,300        (297,900)       (835,300)
    Lea Publishing Inc., net of
      tax benefit in 2002                                 --        (106,300)       (525,600)
  Loss from disposal of:
    Frontline Network Consulting,
      Inc                                                 --         (13,700)             --
    Lea Publishing Inc.                                   --         (16,000)             --
                                                ------------    ------------    ------------
Gain (loss) from discontinued
  operations                                          93,300        (433,900)     (1,360,900)
                                                ------------    ------------    ------------


Gain on restructuring of Series A Mandatorily
  Redeemable Convertible Preferred Stock             758,600              --              --

Accretion of discount and deemed
  dividend related to beneficial
  conversion of Series A Mandatorily
  Redeemable Convertible Preferred Stock             (26,100)        (24,900)       (274,200)

Accretion of redemption value of
  Series A Mandatorily Redeemable
  Convertible Preferred Stock                        (13,000)       (743,300)             --
                                                ------------    ------------    ------------
Net loss applicable to
  common shareholders                           $ (1,172,700)   $ (2,896,600)   $ (3,110,100)
                                                ============    ============    ============
Basic and diluted loss per share:

  Loss from operations                          $      (0.12)   $      (0.24)   $      (0.17)

  Gain (loss) from discontinued
    operations applicable to
    common shareholders                                 0.01           (0.04)          (0.13)
                                                ------------    ------------    ------------
  Net loss applicable to common
    shareholders                                $      (0.11)   $      (0.28)   $      (0.30)
                                                ============    ============    ============

Shares used in basic and diluted
   per share calculation                          10,485,062      10,485,062      10,485,062
                                                ============    ============    ============

          See accompanying notes to consolidated financial statements.

              PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                           Shareholders' Equity
                             ------------------------------------------------------------------------------------------------
                                                                                                    Retained
                                  Preferred Stock              Common Stock          Additional     Earnings
                             -------------------------   ------------------------      Paid-in    (Accumulated
                               Shares        Amount        Shares         Amount       Capital       Deficit)       Total
                             -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at December 31,
  2001                                --   $        --    10,485,062   $    10,500   $ 1,745,500   $ 5,533,900    $ 7,289,900

Deemed dividend associated
with beneficial conversion
feature of convertible
preferred stock                       --            --            --            --       260,000      (260,000)            --

Vesting portion of 300,000
common stock warrants
issued as payment of
 consulting services                  --            --            --            --         2,400            --          2,400

Preferred stock accretion             --            --            --            --            --       (14,200)       (14,200)

Loss from operations                  --            --            --            --            --    (1,475,000)    (1,475,000)

Loss from discontinued
  Operations                          --            --            --            --            --    (1,360,900)    (1,360,900)

                             -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at December 31,
  2002                                --            --    10,485,062        10,500     2,007,900     2,423,800      4,442,200

Vesting portion of 300,000
common stock warrants
issued as payment of
consulting services                   --            --            --            --        28,500            --         28,500

Preferred stock accretion             --            --            --            --            --      (768,200)      (768,200)

Loss from operations                  --            --            --            --            --    (1,694,500)    (1,694,500)
Loss from discontinued
  Operations                          --            --            --            --            --      (433,900)      (433,900)

                             -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at December 31,
  2003                                --            --    10,485,062        10,500     2,036,400      (472,800)     1,574,100

Preferred stock accretion             --            --            --            --            --       (39,100)       (39,100)

Restructuring of Series A
  Preferred Stock                    600       234,100            --            --            --       758,600        992,700

Loss from operations                  --            --            --            --            --    (1,985,500)    (1,985,500)

Income from discontinued
  Operations                          --            --            --            --            --        93,300         93,300

                             -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at December 31,
2004                                 600   $   234,100    10,485,062   $    10,500   $ 2,036,400   $(1,645,500)   $   635,500
                             ===========   ===========   ===========   ===========   ===========   ===========    ===========

    See accompanying notes to consolidated financial statements.

              PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                     2004           2003           2002
                                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(1,172,700)   $(2,896,600)   $(3,110,100)
Less: Income (loss) from discontinued
        operations                                                    93,300       (433,900)    (1,360,900)
      Gain on restructuring of Series A
        Mandatorily Redeemable Convertible
        Preferred Stock                                              758,600             --             --
                            Accretion of discount and deferred
        dividend related to Series A
        Mandatorily Redeemable Convertible
        Preferred Stock                                              (26,100)       (24,900)      (274,200)
      Accretion of redemption value of Series A
        Mandatorily Redeemable Convertible
        Preferred Stock                                              (13,000)      (743,300)            --
                                                                 -----------    -----------    -----------
Loss from operations                                              (1,985,500)    (1,694,500)    (1,475,000)
Adjustments to reconcile loss from operations to
 net cash used in operating activities:
       Depreciation and amortization                                 356,900        315,700        244,100
       Gain on disposal of property and equipment                       (100)            --         (8,100)
       Provision (benefit) for doubtful accounts                      51,500        (45,400)      (140,000)
       Deferred income taxes                                              --             --        778,800
       Write-off of other receivable                                 487,200             --             --
       Changes in fair value of warrants                             (46,400)      (105,800)      (235,700)
       Minority interest in losses of subsidiary                          --             --         (2,200)
       Changes in operating assets and liabilities:
           Accounts receivable                                       497,800        266,300       (423,700)
           Other receivables                                         186,100       (673,300)            --
           Inventories                                                92,700        485,500       (563,400)
           Prepaid expenses and other current assets                  41,200         (1,900)       122,700
           Income tax refunds receivable                                  --      1,472,800     (1,073,600)
           Accounts payable                                       (1,532,200)      (360,100)     2,886,200
           Accrued expenses                                          (80,800)        17,100        (51,500)
                                                                 -----------    -----------    -----------
NET CASH (USED IN) PROVIDED BY OPERATIONS                         (1,931,600)      (323,600)        58,600
NET CASH (USED IN) PROVIDED BY DISCONTINUED
  OPERATIONS                                                          34,700       (146,800)      (956,600)
                                                                 -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                             (1,896,900)      (470,400)      (898,000)
                                                                 -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property and equipment                              --             --        (63,000)
       Proceeds from sale of property and equipment                    1,300          5,100         36,400
       Deposits and other assets                                          --             --         24,300
                                                                 -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES OF OPERATIONS                                             1,300          5,100         (2,300)
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES OF DISCONTINUED OPERATIONS                                   --         44,100        (86,800)
                                                                 -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    1,300         49,200        (89,100)
                                                                 -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in floor plan
        inventory loans                                              873,900        467,600       (520,500)
       Principal payments on notes payable                           (66,100)       (60,800)       (55,900)
       Restricted cash                                               139,900       (395,000)            --
       Net proceeds from issuance of mandatorily
        redeemable convertible preferred stock
        and warrants                                                      --             --        477,500
                                                                 -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES OF OPERATIONS                                           947,700         11,800        (98,900)
NET CASH USED IN FINANCING ACTIVITIES OF
  DISCONTINUED OPERATIONS                                                 --             --       (122,900)
                                                                 -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  947,700         11,800       (221,800)
                                                                 -----------    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (947,900)      (409,400)    (1,208,900)
CASH AND CASH EQUIVALENTS:
       Beginning of year                                           1,491,700      1,901,100      3,110,000
                                                                 -----------    -----------    -----------
       End of year                                               $   543,800    $ 1,491,700    $ 1,901,100
                                                                 ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

              PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The consolidated financial statements of Pacific Magtron International Corp. (the "Company" or "PMIC") include its subsidiaries, Pacific Magtron, Inc. (PMI), Pacific Magtron (GA) Inc. (PMIGA) and LiveWarehouse, Inc. (LW).PMI and PMIGA's principal activity consists of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. LW distributes certain computer and electronics products and sells consumer computer products on the internet.

In August 2000, PMI formed PMIGA, a Georgia corporation whose principal activity is the wholesale distribution of PMI's products in the eastern United States market. PMIGA is 100% owned by PMI.

In December 2001, the Company incorporated LW, a wholly-owned subsidiary of the Company, to provide consumers a convenient way to purchase computer products on the internet. As part of the overall strategy on re-focusing on our core business in wholesale distribution, the resources allocated to LW business segment were reduced beginning the third quarter 2004.

In December 2004, certain stockholders (the "Stockholders") holding a collective majority interest in the Company entered into a Stock Purchase Agreement with Advanced Communications Technologies, Inc., a Florida corporation ("ACT"), pursuant to which ACT agreed to purchase from the Stockholders, and the Stockholders agreed to sell to ACT, an aggregate of 6,454,300 shares of the common stock of the Company (the "PMIC Shares") for the aggregate purchase price of $500,000. On December 30, 2004, the Stockholders and ACT closed on the sale of the PMIC Shares (the "Closing"). The PMIC Shares represent 61.56% of the currently issued and outstanding common stock of the Company (see Note 9). Effective as of the Closing, the financial results of the Company will be consolidated with those of ACT and its other consolidated subsidiaries in ACT's financial statements that will be included in ACT's future SEC filings.

BASIS OF ACCOUNTING

Going Concern

The Company incurred a net loss applicable to common shareholders of $1,172,700, $2,896,600, and $3,110,100 and a negative cash flow from operations of $1,896,900, $470,400 and $898,000 for the years ended December 31, 2004, 2003, and 2002, respectively, and had a working capital deficiency of $542,200 at December 31, 2004. During 2004, the Company was in violation of certain of its debt covenants which violations were subsequently waived. However, the waiver obtained from Textron Financial Corporation expired on March 31, 2005. It is uncertain that the Company will be able to meet all the covenants in the future. If this was to occur in the future and waivers for the violations could not be obtained, the Company's inventory flooring line might be terminated and loan payments on its inventory flooring line and mortgage loan might be accelerated. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management believes that its plan to diversify into other higher profit margin products and to continue controlling its overhead will enable it to achieve profitability. Management is also pursuing additional capital and debt financing. However, there is no assurance that these efforts will be successful. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Developments

The Company relies on credit terms from its suppliers to fund inventory purchases. Vendors have progressively imposed more restrictive credit terms, such that, beginning in March 2005, the Company has been unable to find purchases. As of April 15, 2005, the Company's business is limited to selling existing inventory with no ability to obtain credit to replenish or purchase other items our customers may need. As of April 15, 2005, inventories were approximately $170,000, compared to $2,760,000 at December 31, 2004. The Company doesn't have the ability to draw on lines of credit to fund the shortfall caused by the elimination of terms by vendors. The Company's staff has decreased to 28 employees on April 15, 2005 from 58 employees on December 31, 2004. Because of the reduced sales caused by the lack of new inventory, the Company has not been able to pay its obligations on a timely basis. The Company has been sued by one supplier for approximately $680,000 in unpaid invoices and by another for approximately $80,000. Other creditors have threatened suit. Unless the Company obtains credit or finds another method of operating, the Company will be forced to cease operations.

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

RECLASSIFICATIONS

Certain 2003 and 2002 financial statement amounts have been reclassified to conform to the 2004 financial statement presentation.

CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of one year or less to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustment history, current economic conditions, credit insurance levels, and other factors that deserve recognition in estimating potential losses. Generally our allowance for doubtful accounts includes receivables past due over 90 days, returned checks and an estimated percentage of the receivables currently due. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management's control.

INVENTORIES

Inventories, consisting primarily of finished goods, are stated at the lower of cost (weighted average cost method) or market.

PROPERTY AND EQUIPMENT AND OTHER LONG-LIVED ASSETS

Property and equipment are stated at cost. Det 0 0 preciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

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

WARRANTY REPAIRS

The Company is principally a distributor of numerous electronics products, for which the original equipment manufacturer is responsible and liable for product repairs and service. Amounts claimed in excess of manufacturers' warranties are estimated and charged to expense based on historical amounts and the mixed of products recently sold. The Company has experienced an insignificant amount of claims in excess of the manufacturers' warranties.

INCOME TAXES

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits are subject to a valuation allowance when management believes it is more likely than not that the deferred tax assets will not be realized.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, the Company adjusts the asset group to its estimated fair value. The fair value of an asset group is determined by the Company as the amount at which that asset group could be bought or sold in a current transaction between willing parties or the present value of the estimated future cash flows from the asset. The asset value recoverability test is performed by the Company on an on-going basis. As of December 31, 2004, all long-lived assets were estimated to be recoverable.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of long-term debt and floor plan inventory loans is estimated based on current interest rates available to the Company for debt instruments with similar terms and remaining maturities. At December 31, 2004 and 2003, the fair value of long-term debt, which consisted of a bank loan and an SBA loan relating to the Company's facility in Milpitas, California, was approximately $3,205,100 and $3,316,000, respectively. The bank loan had an outstanding balance of $2,331,700 and $2,360,900 as of December 31, 2004 and 2003,
respectively. The carrying value of the bank loan, which contains an adjustable interest rate provision based on the market interest rate, approximates its fair value. The SBA loan had an outstanding amount of $771,700 and $808,600 at December 31, 2004 and 2003, respectively. The estimated fair value of the SBA loan was $873,400 and $955,100 as of December 31, 2004 and 2003, respectively. The fair value of the SBA loan was estimated based on the present value of the future payments discounted by the market interest rate for similar loans at December 31, 2004 and 2003. The fair values of cash and cash equivalents, accounts receivable, other receivable, accounts payable floor plan inventory loans and accrued liabilities approximates their carrying values because of the short maturity of these instruments.

LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the year ended December 31, 2004, options and warrants to purchase 750,000 shares of the Company's common stock and 800,000 shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive. During the year ended December 31, 2003, options and warrants to purchase 1,094,000 shares of the Company's common stock and 852,200 shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive. During the year ended December 31, 2002, options and warrants to purchase 1,302,800 shares of the Company's common stock and 818,900 shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

STOCK OPTION PLAN

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44,
Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure and FASB Statement No. 123R, amendments of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The requirements of FASB Statement No 123, as amended, are effective for fiscal periods beginning after June 15, 2005.

The following table illustrates the effect on net loss if the fair-valued-based method had been applied to all outstanding and unvested awards in each period. The Company estimates the fair value and stock options at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions use for grants in 2002: no yield; expected volatility of 311%, risk-free interest rates of 4% and expected lives of four years for the plan options.

Had the Company adopted the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                       Year Ended December 31,
                                              -----------------------------------------
                                                 2004           2003           2002
                                              -----------    -----------    -----------
Net loss applicable to common shareholders:
  As reported                                 $(1,172,700)   $(2,896,600)   $(3,110,100)
    Add: total stock based employee
      compensation expense determined
      using the fair value method for
      all awards, net of tax                      (11,200)       (17,600)       (71,200)
                                              -----------    -----------    -----------
  Pro forma                                   $(1,183,900)   $(2,914,200)   $(3,181,300)
                                              -----------    -----------    -----------
Basic and diluted loss per share:
  As reported                                 $     (0.11)   $     (0.28)   $     (0.30)
  Pro forma                                   $     (0.11)   $     (0.28)   $     (0.30)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46R did not have an impact on the Company's consolidated financial position or results of operations.

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

In December 2003, FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company's adoption of SFAS No. 132 did not impact its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company is currently evaluating these transition methods.

2. DISCONTINUED OPERATIONS

In May 1998, PMI formed its Frontline Network Consulting (Frontline) division, a corporate information systems group that served the networking and personal computer requirements of corporate customers. In July 2000, the Company formed Frontline Network Consulting, Inc. (FNC), a California corporation. On June 2, 2003, the Company entered into an agreement to sell substantially all of FNC's intangible assets to an unrelated party for a note in the amount of $15,000. The Company recorded a loss of $13,700 on the sale of the FNC assets.In May 1999, the Company became a 50% owner in Lea Publishing, LLC (Lea), a California limited liability company formed in January 1999 to develop, sell and license software designed to provide internet users, resellers and providers with advanced solutions and applications. In December 2001, the Company entered into an agreement whereby it obtained 100% of Lea. On June 30, 2003, the Company sold substantially all of Lea's intangible assets and certain equipment to certain of the Lea's employees. The Company also entered into a Proprietary Software License and Support Agreement requiring the purchaser to provide certain electronic commerce support services to LW for a term of two years beginning July 1, 2003. The Company received $5,000 on the transaction closing date and the electronic commerce support services contract valued at $48,000 which is based on the number of service hours to be provided. The Company recorded a loss of $16,000 on the sale of the Lea assets. Lea was dissolved in the fourth quarter 2004.

The operating results, including the loss from disposal of assets, of FNC and Lea for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                               Year Ended December 31,
                                       ----------------------------------------
                                          2004          2003           2002
                                       -----------   -----------    -----------
FNC:
Net sales                              $   323,200   $ 1,313,500    $ 2,378,300
Income (loss) before income taxes
 (benefit)                                  93,300      (311,600)    (1,195,900)
Income tax benefit                              --            --       (360,600)
                                       -----------   -----------    -----------
Net income (loss)                      $    93,300   $  (311,600)   $  (835,300)
                                       -----------   -----------    -----------
Lea:
Net sales                              $        --   $   179,700    $   496,600
Loss before income tax benefit                  --      (122,300)      (751,000)
Income tax benefit                              --            --       (225,400)
                                       -----------   -----------    -----------
Net loss                               $        --   $  (122,300)   $  (525,600)
                                       -----------   -----------    -----------

3. RELATED PARTY TRANSACTIONS

During the first quarter of 2002, the Company made short-term salary advances to a shareholder/officer totaling $30,000, without interest. These advances were recorded as a salary paid to the shareholder/officer during the second quarter ended June 30, 2002.The Company sold computer products to a company owned by a member of the Board of Directors of the Company. During 2003 and 2002, the Company recognized $102,400 and $527,400, respectively, in sales revenues from this company. There were no sales to this customer for the year ended December 31, 2004 and there were no amounts due from this customer as of December 31, 2004 and 2003.

On June 30, 2003, the Company sold substantially all of Lea's intangible assets and certain equipment to certain of the Lea's employees (see note 2 to the consolidated financial statements).

4. ACCOUNTS RECEIVABLE AGREEMENTS

On April 1, 2003, the Company purchased a credit insurance policy from American Credit Indemnity (ACI) covering certain accounts receivable up to $2,000,000 of losses. The Company also has an agreement with ENX, Inc. (ENX) to sell its past-due accounts receivables from pre-approved customers with pre-approved credit limits under certain conditions. The commission is 0.5% of the approved invoice amounts with a minimum quarterly commission of $12,500. As of December 31, 2004, approximately $1,059,000 of the outstanding receivables was approved by ENX. The ACI policy expires on March 31, 2005 and the ENX policy expires on April 30, 2005.

5. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31, 2004 and 2003:

     DECEMBER 31,                                    2004           2003
     ------------                                 ----------     ----------
     Building and improvements                    $3,274,400     $3,274,400
     Land                                          1,158,600      1,158,600
     Furniture and fixtures                          369,800        374,800
     Computers and equipment                         691,500        693,100
     Automobiles                                     116,500        116,500
                                                  ----------     ----------
                                                   5,610,800      5,617,400
     Less accumulated depreciation                 1,676,700      1,460,000
                                                  ----------     ----------
                                                  $3,934,100     $4,157,400
                                                  ==========     ==========

Depreciation expense was $227,700, $233,000 and $213,800, for the years ended December 31, 2004, 2003 and 2002, respectively.

6. NOTES PAYABLE

The Company's wholly-owned subsidiary, PMI, has obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (2.25% as of December 31, 2004) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration (SBA) loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and is secured by the underlying property.

Under the bank loan, PMI is required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, and to have no consecutive quarterly losses. In addition, PMI is required to achieve net income on an annual basis. PMI was in violation of the annual income covenant and the minimum EBIDTA coverage ratio as of December 31, 2004 and was in violation of the annual income, minimum EBITA coverage ratio and quarterly loss covenants as of December 31, 2003. These covenant violations constituted an event of default under the loan agreement and gave the bank the right to call the loan. Waivers of the loan covenant violations were obtained from the bank that extended through December 31, 2005. As a condition for these waivers, the Company maintained $250,000 in a restricted account as a reserve for debt service as of December 31, 2004 and 2003. This amount has been reflected as long-term restricted cash in the accompanying consolidated balance sheet. It is uncertain that the Company be able to meet all these covenants in the future. If this was to occur in the future and a waiver for the violation cannot be obtained, the Company would be required to classify the bank loan as current, which would cause the Company to be out of compliance with another financial covenant included in its inventory flooring facility with Textron Financial Corporation as discussed in note 7 to the consolidated financial statements.

The outstanding balances of the notes payable as of December 31, 2004 and 2003 are as follows:

                                                     2004              2003
                                                  ----------       ----------
       Bank loan                                  $2,331,700       $2,360,900
       SBA loan                                      771,700          808,600
                                                  ----------       ----------
                                                   3,103,400        3,169,500
       Less current portion                           71,900           66,100
                                                  ----------       ----------
                                                  $3,031,500       $3,103,400
                                                  ==========       ==========

The aggregate amounts of future maturities for notes payable are as follows:

  YEARS ENDING DECEMBER 31,                                      Amount
  -------------------------                                  ----------
              2005                                               71,900
              2006                                               76,600
              2007                                            2,312,200
              2008                                               49,900
              2009                                               53,800
         Thereafter                                             539,000
                                                             ----------
                                                             $3,103,400
                                                             ==========

7. FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

In May 2003, PMI obtained a $3,500,000 inventory financing facility, which includes a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan, from Textron Financial Corporation (Textron). The credit facility is guaranteed by PMIC, PMIGA, FNC, Lea, LW and two officers of the Company and may be discontinued by Textron at any time at its sole discretion. Under the agreement, the Company granted Textron a first priority lien on all of its corporate assets. Borrowings under the inventory line are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (11.25% at December 31, 2004). The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the eligible accounts receivables and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. PMI and PMIC are required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, a minimum tangible capital funds and required levels of profitability. Beginning on September 30, 2003 through December 31, 2004, the Company was out of compliance with the maximum leverage ratio covenant and the minimum tangible capital funds for which waivers have been obtained through December 31, 2004. Based on the anticipated future results, it is probable that the Company will be out of compliance with certain of these covenants. If this was to occur and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. Upon termination, there is no assurance that the Company would have the funding necessary to finance its future inventory purchases at levels necessary to achieve profitability. The Company is also required to maintain $250,000 in a restricted account as a pledge to Textron. This amount has been reflected as restricted cash in the accompanying consolidated financial statements. As of December 31, 2004, the outstanding balance of this loan was $2,243,100 which is classified as a current liability on the accompanying consolidated balance sheet.

8. INCOME TAXES

There was no income tax benefit (expense) recorded for the year ended December 31, 2004 and 2003. For the year ended December 31, 2002, income tax benefit (expense) comprises:
                             2002            2002             2002
                           Current         Deferred           TOTAL
                        ------------     ------------     ------------
  Federal               $   873,000        (131,000)     $   742,000
    State                    (5,700)             --           (5,700)
                        ------------     ------------     ------------
                        $   867,300        (131,000)     $   736,300
                        ============     ============     ============

The following summarizes the differences between the income tax (benefit) expense and the amount computed by applying the Federal income tax rate of 34% in 2004, 2003 and 2002 to income before income taxes:

YEAR ENDING DECEMBER 31,                  2004           2003          2002
-------------------------------------  -----------    -----------   -----------
Federal income tax benefit
  at statutory rate                    $   643,300    $   723,700   $ 1,414,300
State income taxes benefit (expense),
  net of federal benefit                        --             --        (5,700)
Other non-taxable income and
  non-deductible expenses                  (17,400)       (33,000        55,100
Change in deferred tax assets              194,200         94,800      (432,500)
Change in valuation allowance             (797,800)      (784,100)     (380,500)
Benefits recognized due to changes
  in tax laws                                   --             --       648,000
Other                                      (22,300)        (1,400)       23,600
Federal income tax benefit allocated
  to discontinued operations                    --             --      (586,000)
                                       -----------    -----------   -----------
Income tax benefit                     $        --    $        --   $   736,300
                                       ===========    ===========   ===========

The Company reported income tax benefits of $1,322,300 for the year ended December 31, 2002 arising from the losses incurred in 2002. In March 2002, the Job Creation and Worker Assistance Act of 2002 ("the Act") was enacted. The Act extended the general federal net operating loss carryback period from 2 years to 5 years for net operating losses incurred for any taxable year ending in 2001 and 2002. On March 20, 2003, the Company received a federal income tax refund of $1,427,400 attributable to 2002 net operating loss carried back. The Company recorded a valuation allowance for its net deferred tax assets, including its federal and state net operating loss for the year ended December 31, 2004 and 2003. There was no tax benefit recorded relating to the increase in deferred tax assets. As of December 31, 2004, the Company had a total net operating loss carry forwards of approximately $3,802,600 of which $1,775,600 and $2,027,000 will expire in 2024 and 2023, respectively, available to offset future federal taxable income.

California limits the amount that could be carried forward to 60% of the losses incurred in 2002 and 2003. As of December 31, 2004, the Company had a total California state net operating loss carry forwards of approximately $6,318,800 to offset future taxable income. California net operating loss carry forwards of $5,260,500 and $1,058,300 expire, if not utilized, in 2014 and 2015, respectively.

Deferred tax assets and liabilities as of December 31, 2004 and 2003 were comprised of the following:

                                                       2004             2003
                                                   -----------      -----------
      Deferred tax assets:
      Reserves (primarily the allowance for
        doubtful accounts) not currently
        deductible                                 $   165,300      $   130,300
      Accrued compensation and benefits                 16,900           19,000
      Capital loss carryover                           334,300          333,800
      NOL carryover                                  1,851,500        1,106,800
      Others                                             7,300            6,900
      Accumulated depreciation                         (10,000)         (29,300)
                                                   -----------      -----------
                                                     2,365,300        1,567,500
      Valuation allowance                           (2,365,300)      (1,567,500)
                                                   -----------      -----------
      Net deferred tax assets                      $        --      $        --
                                                   ===========      ===========

Realization of the Company's deferred tax assets is dependent upon future earnings in specific tax jurisdictions. The Company has evaluated all significant available positive and negative evidence, the existence of losses in the recent years and forecast of future taxable income (loss) in determining the need for a valuation allowance. At December 31, 2004 and 2003, the Company has recorded a valuation allowance, relating principally to the capital loss carryover, Federal and California net operating loss carryover and reserves not currently deductible, against the net deferred tax assets to reduce them to amounts that are more likely than not to be realized. The net increase in the total valuation allowance for the year ended December 31, 2004 and 2003 was $797,800 and $784,100, respectively.

9. COMMITMENTS

The Company leases office space, equipment, and vehicles under various operating leases. The leases for office space provide for the payment of common area maintenance fees and the Company's share of any increases in insurance and property taxes over the lease term.

Future minimum obligations under these non-cancelable operating leases are as follows:

YEAR ENDING DECEMBER 31,                       Amount
------------------------                      -------
2005                                          $48,600
2006                                            2,000
                                              -------
                                              $50,600
                                              =======

Total rent  expense  associated  with all  operating  leases for the years ended
December  31,  2004,  2003  and  2002  was  $101,600,   $133,800  and  $164,700,
respectively.

In December 2004, two stockholders/executives (the "Stockholders") holding a collective majority interest in the Company entered into a Stock Purchase Agreement with Advanced Communications Technologies, Inc., a Florida corporation ("ACT"), pursuant to which ACT agreed to purchase from the Stockholders, and the Stockholders agreed to sell to ACT, an aggregate of 6,454,300 shares of the common stock of the Company (the "PMIC Shares") for the aggregate purchase price of $500,000. On December 30, 2004, the Stockholders and ACT closed on the sale of the PMIC Shares (the "Closing"). In connection with the sale, the Stockholders entered into employment agreements with the Company and ACT. The Employment Agreements, dated December 30, 2004 provide for a cash bonus of $225,000 each to be paid within 30 days of the Closing and other bonus and earn-out provisions that may be paid in cash or in shares of common stock of ACT. Under the earn-out provisions, the Stockholders may earn the right to receive in aggregate up to 99,999,999 shares of ACT's common stock. In the event the Company terminates the Employment Agreements without cause upon 30 days prior written notice, the Stockholders are entitled to 6 months severance pay.

10. MAJOR VENDORS

One vendor accounted for approximately 15%, 18% and 11% of total purchases by the Company for the years ended December 31, 2004, 2003 and 2002, respectively. One other vendor accounted for 17% of purchases for the year ended December 31, 2003. Management believes other vendors could supply similar products on comparable terms as those provided by the major vendors. A change in suppliers, however, could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

11. EMPLOYEE BENEFIT PROGRAM-401(k) PLAN

The Company has a 401(k) plan (the Plan) for its employees. The Plan is available to all employees who have reached the age of twenty-one and who have completed three months of service with the Company. Under the Plan, eligible employees may defer a portion of their salaries as their contributions to the Plan. Company contributions are discretionary, subject to statutory maximum levels. There were no contributions by the Company in 2004, 2003 and 2002.

12. CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with what it believes are reputable financial institutions. As of December 31, 2004 and 2003, the Company had deposits, including restricted cash, at one financial institution which aggregated $562,200 and $1,191,700, respectively. As of December 31, 2004 and 2003, the Company had deposits amounting to $234,600 and $692,300, respectively, at two other financial institutions. Such funds are insured by the Federal Deposit Insurance Company up to $100,000 for each bank account. The Company has another $250,000 deposited into a reserve account with Textron.

A significant portion of the Company's revenues and accounts receivable are derived from sales made primarily to unrelated companies in the computer industry and related fields located throughout the United States. For the years ended December 31, 2004, 2003 and 2002, no individual customer accounted for more than 10% of sales. The Company believes any risk of credit loss is significantly reduced due to the use of various levels of credit insurance, diversity in customers, geographic sales areas and extending credit based on established limits or terms. The Company performs credit evaluations of its customers' financial condition whenever necessary, and generally does not require collateral for sales on credit.

13. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock that may be issued in one or more series and with such stated value and terms as may be determined by the Board of Directors. The Company designated 1,000 shares as 4% Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") with a stated value per share of $1,000 plus all accrued and unpaid dividends.

On May 31, 2002 the Company entered into a Preferred Stock Purchase Agreement with an investor (Investor). Under the agreement, the Company agreed to issue 1,000 shares of its Series A Preferred Stock at $1,000 per share. On May 31, 2002, the Company issued 600 shares of the Series A Preferred Stock to the Investor, and the remaining 400 shares would be issued when the registration statement that registers the common stock underlying the Series A Preferred Stock became effective. As part of the Preferred Stock Purchase Agreement, the Company issued a common stock purchase warrant to the Investor. The warrant may be exercised at any time within 3 years from the date of issuance and entitles the Investor to purchase 300,000 shares of the Company's common stock at $1.20 per share. The Company also issued a common stock purchase warrant with the same terms and conditions for the purchase of 100,000 shares of the Company's common stock to a broker who facilitated the transaction as a commission.

The holder of the Series A Preferred Stock was entitled to cumulative dividends at the rate of 4% per annum, payable on each Conversion Date, as defined, in cash or by accretion of the stated value. The amount recorded as accretion of the stated value for the years ended December 31, 2004, 2003 and 2002 was $26,100, $24,900 and $14,200, respectively. Dividends were required to be paid in cash, if among other circumstances, the number of the Company's authorized common shares is insufficient for the conversion in full of the Series A Preferred Stock, or the Company's common stock was not listed or quoted on Nasdaq, NYSE or AMEX. Each share of Series A Preferred Stock was non-voting and entitled to a liquidation preference of the stated value plus accrued and unpaid dividends. A sale or disposition of 50% or more of the assets of the Company, or completion of a transaction in which more than 33% of the voting power of the Company is disposed of, would constitute liquidation. At any time and at the option of the holder, each share of Series A Preferred Stock was convertible into shares of common stock at the Conversion Price, as defined, but not less than $0.75. The Conversion Price was subject to certain adjustments, such as stock dividends.

Upon the occurrence of a Triggering Event, such as failure to register the underlying common shares among other events as defined, the holder of the Series A Preferred Stock had the right to require the Company to redeem the Series A Preferred Stock in cash at 150% of the Stated Value. As the Series A Preferred Stock had conditions for redemption that were not solely within the control of the Company, such Series A Preferred Stock was excluded from shareholders' equity as of December 31, 2003. The redemption value of the Series A Preferred Stock, if the holder had required the Company to redeem the Series A Preferred Stock as of December 31, 2003, was $958,600.

The Company accounted for the sale of preferred stock and related warrants in accordance with Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Owned Stock." Proceeds of $477,500 (net of $80,500 cash issuance costs) were received of which $222,500 (net of allocated issuance costs of $37,500) was allocated to the Series A Preferred Stock and $255,000 (net of allocated issuance costs of $43,000) was allocated to the detachable warrant based upon its fair value as computed using the Black-Scholes option pricing model. The $260,000 value of the beneficial conversion option on the 600 shares of Series A Preferred Stock was recorded as a deemed dividend on the date of issuance. The allocated $46,300 value (net of $53,000 allocated issuance costs) of the warrant issued to the broker who facilitated the transaction was recorded as a stock issuance cost relating to the sale of preferred stock. As a result, a total amount of $397,300 was allocated to the warrants and was included in the current liabilities. The related issuance costs of $96,000 allocated to the warrants were included in deposits and other assets and were being amortized over a 3-year period using a straight-line method. As of December 31, 2004 and 2003, the carrying amount of the warrants was adjusted to the fair value. The change in fair value of the warrants from the issuance date (May 31, 2002) to December 31, 2002 and for the year ended December 31, 2003 and 2004 was $235,700, $105,800 and $46,400, respectively. The change in fair value of the warrants is included as other income.

Effective April 30, 2003, our Company stock was delisted from the Nasdaq SmallCap Market. The Company's common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company's common stock enabled the holder of the Company's Series A Preferred Stock to request the redemption of such shares. As of December 31, 2003, the Company increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value of $958,600 and recorded an increase in loss applicable to common shareholders of $743,300 for the year ended December 31, 2003 in the accompanying consolidated statement of operations. The Company included its 4% Series A Redeemable Convertible Preferred Stock in current liabilities as of December 31, 2003.

In December 2004, the Company entered into an agreement (the Series A Agreement) with the Investor for restructuring certain terms of the Series A Preferred Stock. In connection with the closing of the transactions under the Series A Agreement, the Company amended and restated its Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock on December 31, 2004. Among the terms amended are (1) the number of shares designated as Series A Preferred Stock were decreased from 1,000 to 600 shares; (2) the Stated Value of each share of Series A Preferred Stock was reduced from $1,000 to $666.67; (3) the holders of the Series A Preferred Stock no longer have the right to required the Company to redeem each share of Series A Preferred Stock, which rights were triggered upon the occurrence of certain events; (4) the redemption amount payable by the Company upon exercise of its redemption right was reduced from 150% of Stated Value to 100% of Stated Value; (5) there is a 181-day waiting period from the date of filing the Amended and Restated Certificate of Designation before the holder may exercise conversion (unless the Company initiates a redemption prior to the end of the 181-day period); (6) the conversion price of the Series A Preferred Stock was changed to a fixed price of $0.50 per share, subject to customary and anti-dilution adjustments; and (7) the Company has five trading days, instead of three, to comply with conversion procedures. As part of the Series A Agreement, the Investor forfeited a stock purchase warrant, exercisable for 300,000 shares of the Company's common stock, that was issued in connection with the original issuance of the Company's Series A Preferred Stock. The Company accounted for these transactions in accordance with SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The restructuring of the Series A Preferred Stock resulted in a gain of $758,600 (or $0.07 per share) for the year ended December 31, 2004. The fair value of the restructured Series A Preferred Stock was $234,100 as of December 31, 2004 and was classified as shareholders' equity in the balance sheet.

14. CAPITAL STOCK INVESTMENT BANKING SERVICES

On December 16, 2002, the Company issued warrants for the purchase of up to 300,000 shares of its common stock under terms of an agreement for investment banking services. Warrants to purchase 100,000 shares of the Company's common stock were to vest immediately and warrants to purchase 200,000 shares were to vest 50% on June 16, 2003 and 50% on December 16, 2003. The Company accounted for this transaction in accordance with EITF No. 96-18, Accounting for Equity Instruments that are issued to Employees for Acquiring, or in Conjunction with Selling Goods or Services. On June 16, 2003, the Company terminated this agreement and the warrants to purchase 200,000 shares were cancelled. For the years ended December 31, 2003 and 2002, the Company recorded $28,500 and $2,400, respectively, in expense related to this transaction.

STOCK ISSUED FOR SERVICES

On June 14, 2001, the Company issued 333,400 shares of its common stock to an unrelated party in exchange for radio advertising services to be received over a three-year period. The shares vested upon issuance and were non-forfeitable, resulting in a measurement date and final valuation of shares in the amount of $200,000 based upon the market price of the Company's common stock on the date of issuance. Under the terms of the agreement, one-third of the radio advertising service credits expired in two years. Radio advertising service credits were expensed when utilized and are included in other selling, general and administrative expenses in the accompanying consolidated statements of operations. Included in prepaid expenses and other current assets as of December 31, 2003 are radio advertising credits in the amount of $61,100.

STOCK OPTION PLAN

On July 16, 1998 the Company adopted the 1998 Stock Option Plan and reserved 1,000,000 shares of Common Stock for issuance under the Plan. Activity under the Plan is as follows:

                                                                                                Weighted
                                                               Weighted       Weighted           Average
                                Shares                          Average        Average         Remaining
                             Available          Options        Exercise           Fair       Contractual
                             for Grant      Outstanding           Price          Value              Life
                             ---------      -----------        --------       --------         ---------
DECEMBER 31, 2001              149,400          794,600         $1.40           $1.08          3.8 Years
Options granted                (30,000)          30,000          0.95            0.85                 --
Options forfeited              172,600         (172,600)         2.41            2.24                 --
                             ---------      -----------        --------       --------
DECEMBER 31, 2002              292,000          652,000          1.11            0.76          3.1 Years
Options forfeited               58,000          (58,000)         2.63            2.33                 --
                             ---------      -----------        --------       --------
DECEMBER 31, 2003              350,000          594,000          0.96            0.82         2.3 Years
Options forfeited                2,000           (2,000)         1.50            1.30                --
Options expired                 42,000          (42,000)         1.50            1.33                 --
                             ---------      -----------        --------       --------
DECEMBER 31, 2004              394,000          550,000         $0.91           $0.78         1.4 Years
                               =======      ===========        ========       ========

The following table summarizes information about stock options outstanding as of December 31, 2004:

                       Options Outstanding                 Options Exercisable
              --------------------------------------      ----------------------
                              Weighted
                Number         Average      Weighted        Number     Weighted
              Outstanding     Remaining      Average      Exercisable   Average
Exercise        as of        Contractual    Exercise        as of      Exercise
Price         12/31/2004        Life          Price       12/31/2004     Price
-----         ----------     ----------       -----       ----------     -----
$0.76            10,000       2.5 Years       $0.76          10,000      $0.76
$0.88           323,800       1.3 Years       $0.88         323,800      $0.88
$0.97           206,200       1.3 Years       $0.97         206,200      $0.97
$1.05            10,000       2.4 Years       $1.05          10,000      $1.05
               --------                                     -------
                550,000       1.7 Years       $0.91         550,000      $0.91
               ========                                     =======

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

In January 2002, the Securities and Exchange Commission adopted new rules for the disclosure of equity compensation plans. The purpose of the new rues is to summarize the potential dilution that could occur from past and future equity grants under all equity compensation plans. The following provides tabular disclosure of the number of securities to be issued as of December 31, 2004 upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories - plans that have been approved by stockholders and plans that have not.

                                                                             Number of
                             Number of                                       Securities Remaining
                             Securities to be                                Available for Future
                             Issued Upon             Weighted-average        Issuance Under
                             Exercise of             Exercise Price of       Equity Compensation
                             Outstanding             Outstanding             Plans (Excluding
                             Options and             Options and             Securities Reflected
Plan Category                Warrants                Warrants                in 1st Column)
-------------------------------------------------------------------------------
Equity compensation
 plans approved by
 stockholders                   550,000                 $0.91                    394,000

Equity compensation
 plans not approved
 by stockholders                200,000                 $1.20                         --
                             ----------------------------------------------------------
Total                           750,000                 $0.99                    394,000
                                =======                                          =======

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash was paid during the years ended December 31, 2004, 2003 and 2002 for:

                                                YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                        2004             2003             2002
                                      --------         --------         --------
Income taxes                          $  3,600         $  3,600         $  5,700
                                      ========         ========         ========
Interest                              $166,200         $170,500         $183,700
                                      ========         ========         ========

Non-cash investing and financing activities for the years ended December 31, 2004, 2003 and 2002 were as follows:

On May 31, 2002, the Company issued warrants to purchase 400,000 shares of the Company's common stock to the preferred stock investor and the broker in connection with the issuance of preferred stock. In connection with the issuance of the preferred stock, the Company recorded a non-cash deemed dividend of relating to the beneficial conversion feature of the preferred stock of $260,000 for the year ended December 31, 2002. Accretion of the stated value of the preferred stock, including the recording of increases in redemption value, of $39,100, $768,200 and $14,200 was recorded for the years ended December 31, 2004, 2003 and 2002, respectively.

In December 2002, the Company issued warrants to purchase up to 300,000 shares of the Company's common stock at $1.20 per share for consulting services. On June 16, 2003, the Company terminated this agreement and warrants to purchase 200,000 shares of the Company's common stock were cancelled. For the years ended December 31, 2003 and 2002, the Company recorded $28,500 and $2,400, respectively, in non-cash expense related to this transaction and increased additional paid-in capital for the same amount.

As a consideration for the sale of Lea's assets to certain of Lea's employees on June 30, 2003, the Company received an electronic commerce support services contract for a term of 2 years valued at $48,000. The value of the electronic commerce support services is being amortized over the 2-year term using a straight-line method.

On December 31, 2004, the certain terms of the Series A Redeemable Convertible Preferred Stock were restructured with the holder of the preferred stock. The restructuring of the preferred stock resulted in a non-cash gain of $758,600.

16. SEGMENT INFORMATION

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

The Company evaluates performance based on income or loss before income taxes and minority interest, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments have been insignificant. The Company's reportable segments are strategic business units. They are managed separately because each business requires different technology and/or marketing strategies. PMI and PMIGA are comparable businesses with different locations of operations and customers. The Company does not have offices or operation in foreign countries. Sales to foreign countries have been insignificant for the year ended December 31, 2002. Sales to customers located in foreign countries for the year ended December 31, 2004 and 2003 are as follows:

                                              2004                 2003
                                           -----------          -----------
               North America
                (excluding U.S.)           $ 5,188,200          $ 1,272,900
               Europe                        6,406,300            1,969,700
               Asia                            134,600              150,900
               Others                          222,200                7,100
                                           -----------          -----------
               Total                       $11,951,300          $ 3,400,600
                                           -----------          -----------


The following table presents information about reported segment profit or loss and segment assets for the years ended December 31, 2004, 2003 and 2002:

Year Ended December 31, 2004:
                                       PMI            PMIGA            LW          Totals
                                   ------------    ------------    ------------    ------------
Revenues from external customers   $ 61,101,100    $  4,958,600    $  5,413,800    $ 71,473,500
Interest income                           2,000              --              --           2,000
Interest expense                        166,200              --              --         166,200
Depreciation and
 amortization (1)                       206,500          21,000             300         227,800
Segment loss before taxes
 and minority interest               (1,523,100)       (228,000)       (248,800)     (1,999,900)
Segment assets (2)                   20,615,400       1,130,800         724,800      22,471,000
Expenditures for segment
 assets                                      --              --              --              --

Year Ended December 31, 2003:
                                       PMI            PMIGA            LW          Totals
                                   ------------    ------------    ------------    ------------
Revenues from external customers   $ 60,410,600    $  7,323,600    $  7,251,100    $ 74,985,300
Interest income                           3,200              --              --           3,200
Interest expense                        153,000           3,800          13,700         170,500
Depreciation and
 amortization (1)                       202,500          28,600           7,600         238,700
Segment loss before taxes
 and minority interest               (1,143,300)       (366,900)       (258,100)     (1,768,300)
Segment assets (2)                   22,707,300       1,087,100       1,687,600      25,482,000
Expenditures for segment
 assets                                      --              --              --              --

Year Ended December 31, 2002:
                                       PMI            PMIGA            LW          Totals
                                   ------------    ------------    ------------    ------------
Revenues from external customers   $ 56,814,300    $  9,471,400    $  1,684,200    $ 67,969,900
Interest income                          13,500             600              --          14,100
Interest expense                        164,400             700           1,000         166,100
Depreciation and
 amortization (1)                       190,800          28,000             800         219,600
Segment loss before taxes
 and minority interest               (1,470,400)       (796,200)       (166,600)     (2,433,200)
Segment assets (2)                   21,442,300         842,200         412,300      22,696,800
Expenditures for segment
 assets                                  58,900             800           1,500          61,200

(1) The total of reportable segment depreciation and amortization does not include $32,000, $32,000 and $16,000 of amortization expense related to the warrant issuance costs for the years ended December 31, 2004, 2003 and 2002, respectively.

(2) Segment assets before Intercompany eliminations.

The following is a reconciliation of reportable segment loss before income taxes and total assets to the Company's consolidated totals:

                                               2004            2003            2002
                                          ------------    ------------    ------------
LOSS BEFORE INCOME TAXES:
Loss before income taxes and
  minority interest for reportable
  segments                                $ (1,999,900)   $ (1,768,300)   $ (2,433,200)
Change in fair value of warrants                46,400         105,800         235,700
Amortization of warrants issuance costs        (32,000)        (32,000)        (16,000)
                                          ------------    ------------    ------------
Consolidated loss before income taxes
  and minority interest                   $ (1,985,500)   $ (1,694,500)   $ (2,213,500)
                                          ============    ============    ============
ASSETS:
Total assets for reportable segments      $ 11,699,100    $ 14,416,900    $ 14,985,600
Assets of FNC and Lea                           16,200         223,700       1,363,100
Other assets                                    25,400         131,800         918,300
                                          ------------    ------------    ------------

Consolidated total assets                 $ 11,740,700    $ 14,772,400    $ 17,267,000
                                          ============    ============    ============

17. LITIGATION SETTLEMENT AND CONTINGENCIES

In December 2003, the Company settled a claim against a customer and its principal owner for a past due account receivable in the amount of $734,500. Under the settlement agreement, the customer agreed to pay the entire balance in 12 equal monthly installments of $61,200, beginning December 2003. In addition, the customer entered into a UCC-Financing Statement with the Company under which the customer secured its payments due to the Company with all its assets, including inventory, accounts receivable and equipment. The customer is presently in default of its obligations under the settlement agreement. Thus, the Company is in the process of foreclosing on all the assets, including cash, accounts receivable, inventories and real estate of the customer and its principal owner. During the fourth quarter 2004, the Company reserved $487,200, the entire unpaid balance of this receivable, based on the length of time it has been defaulted. The Company continues to seek recovery.

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

18. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

Summarized quarterly financial data for 2004 and 2003 is as follows:

                                                     Quarter
                                 First           Second           Third           Fourth
                              ------------    ------------    ------------    ------------
2004:
Sales                         $ 21,964,800    $ 17,105,000    $ 17,083,500    $ 15,320,200
Gross profit                     1,177,400         788,700         850,600         863,600
Loss from Operations              (309,600)       (549,100)       (259,900)       (866,900)
Net loss applicable to
 common shareholders              (319,200)       (558,900)       (176,400)       (118,200)
Basic and diluted loss
 per share (1):
   Loss from Operations              (0.03)          (0.05)          (0.03)          (0.12)
   Net loss applicable
     To common shareholders          (0.03)          (0.05)          (0.02)          (0.11)

2003:
Sales                         $ 18,288,000    $ 17,467,700    $ 19,514,100    $ 19,715,500
Gross profit                     1,086,100       1,086,000       1,040,200       1,217,100
Loss from Operations              (429,100)       (480,100)       (494,700)       (290,600)
Net loss applicable to
 common shareholders            (1,350,200)       (723,300)       (523,300)       (299,800)
Basic and diluted loss
 per share (1):
   Loss from Operations              (0.11)          (0.05)          (0.05)          (0.03)
   Net loss applicable
     To common shareholders          (0.13)          (0.07)          (0.05)          (0.03)

(1) Loss per share are computed independently for each of the quarters presented. The sum of the quarterly loss per share in 2004 and 2003 does not equal the total computed for the year due to rounding.

                              SUPPLEMENTAL SCHEDULE

              PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      Charged to
                                     Beginning          Costs         Write-offs            Ending
Allowance for Doubtful Accounts       Balance        and Expense      of Accounts          Balance
-------------------------------      ---------       -----------      -----------         ---------
Year ended December 31, 2002          $400,000          $331,300        $(426,300)         $305,000

Year ended December 31, 2003          $305,000          $125,000        $(148,200)         $281,800

Year ended December 31, 2004          $281,800         $ 538,700        $(506,400)         $314,100