Form 10-Q
period 2005-03-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2005-05-24
CIK 1077050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2005

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

                    Common Stock, $0.001 par value per share:
             10,485,100 shares issued and outstanding at May 4, 2005

Part I. - Condensed Financial Information

     Item 1. - Condensed Consolidated Financial Statements
               Condensed consolidated balance sheets as of
               March 31, 2005 (Unaudited) and December 31, 2004                1

               Condensed consolidated statements of operations for
               the three months ended March 31, 2005 and 2004 (Unaudited)      2

               Condensed consolidated statements of cash flows for
               the three months ended March 31, 2005 and 2004
               (Unaudited)                                                     3

               Notes to condensed consolidated financial statements
               (Unaudited)                                                  4-13

     Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         14-25

     Item 3. - Quantitative and Qualitative Disclosures About
               Market Risk                                                    25

     Item 4. - Controls and Procedures                                        25

Part II - Other Information

     Item 1. - Legal Proceedings                                              26

     Item 6. - Exhibits                                                       26

Signature                                                                     27

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          March 31,        December 31,
                                                            2005               2004
                                                        (Unaudited)
                                                      ---------------    ---------------
ASSETS
Current Assets:
  Cash and cash equivalents                           $     1,115,900    $       543,800
  Restricted cash                                                  --            255,000
  Accounts receivable, net of allowance for
    doubtful accounts of $335,700 and
    $310,700 in 2005 and 2004, respectively                 2,252,600          3,661,100
  Inventories                                                 343,300          2,488,900
  Prepaid expenses and other current
    assets                                                    147,500            146,800
  Assets from discontinued operations                         196,100            435,900
                                                      ---------------    ---------------
Total Current Assets                                        4,055,400          7,531,500
Property and equipment, net                                 3,749,200          3,906,700
Restricted cash                                               238,400            250,000
Other assets                                                   12,800             16,200
Assets from discontinued operations                            15,800             36,300
                                                      ---------------    ---------------
                                                      $     8,071,600    $    11,740,700
                                                      ===============    ===============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Accounts payable                                    $     3,858,200    $     5,569,700
  Floor plan inventory loans                                1,069,800          2,243,100
  Accrued expenses and other liabilities                      228,700            133,800
  Notes payable                                             3,086,300             71,900
  Contingent settlement of Common Stock Warrants                1,200              2,300
  Liabilities from discontinued operations                    198,300             52,900
                                                      ---------------    ---------------
Total Current Liabilities                                   8,442,500          8,073,700
                                                      ---------------    ---------------
Notes Payable, less current portion                                --          3,031,500
                                                      ---------------    ---------------
Shareholders' Equity (Deficiency):
    4% Series A Convertible Preferred Stock;
      600 shares designated, issued and outstanding
      (liquidation value of $400,000)                         238,200            234,100
    Common stock, $0.001 par value; 25,000,000
      shares authorized; 10,485,062 shares issued
      and outstanding                                          10,500             10,500
    Additional paid-in capital                              2,036,400          2,036,400
    Accumulated deficit                                    (2,656,000)        (1,645,500)
                                                      ---------------    ---------------
Total Shareholders' Equity (Deficiency)                      (370,900)           635,500
                                                      ---------------    ---------------
                                                      $     8,071,600    $    11,740,700
                                                      ===============    ===============

See accompanying notes to condensed consolidated financial statements and footnote 1 regarding subsequent bankruptcy filing.

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                           --------------------------------
                                                               2005                2004
                                                           --------------    --------------
                                                             (Unaudited)       (Unaudited)

Sales                                                      $    9,369,700    $   20,300,700
Cost of sales                                                   8,991,300        19,273,400
                                                           --------------    --------------
Gross profit                                                      378,400         1,027,300
Selling, general and
  administrative expenses                                       1,094,800         1,279,400
                                                           --------------    --------------
Loss from continuing operations before
  other income (expense)                                         (716,400)         (252,100)
                                                           --------------    --------------
Other income (expense):
  Interest income                                                     600               500
  Interest expense                                                (51,400)          (40,400)
  Change in fair value of warrants issued                           1,100            31,300
  Loss on asset impairment                                       (112,400)               --
  Other expense, net                                               27,000            (6,900)
                                                           --------------    --------------
Total other expense                                              (135,100)          (15,500)
                                                           --------------    --------------
Loss from continuing operations                                  (851,500)         (267,600)
Loss from discontinued operations of
  Pacific Magtron (GA), Inc.                                     (154,900)          (42,000)
Accretion of deemed
  dividend related to Series A
  Convertible Preferred Stock                                      (4,100)           (6,400)
Accretion of redemption value of Series A
  Convertible Preferred Stock                                          --            (3,200)
                                                           --------------    --------------
Net Loss applicable to
  common shareholders                                      $   (1,010,500)   $     (319,200)
                                                           ==============    ==============
Basic and diluted loss per share applicable
  To shareholders:
    Loss from continuing operations                        $        (0.08)   $        (0.03)
    Loss from discontinued operations                               (0.01)               --
                                                           --------------    --------------
  Net loss applicable to common
    shareholders                                           $        (0.09)   $        (0.03)
                                                           ==============    ==============
Shares used in basic and diluted
   per share calculation                                       10,485,062        10,485,062
                                                           ==============    ==============

See accompanying notes to condensed consolidated financial statements and footnote 1 regarding subsequent bankruptcy filing.

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      THREE MONTHS ENDED MARCH 31,
                                                          2005            2004
                                                      ------------    ------------
                                                       (Unaudited)     (Unaudited)
CASH FLOWS (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:
  Net loss                                            $ (1,010,500)   $   (319,200)
  Less: Accretion of dividend related to Series
         A Convertible Preferred Stock                       4,100           6,400
        Accretion of redemption value of Series
         A Convertible Preferred Stock                          --           3,200
        Loss from discontinued operation                   154,900          42,000
                                                      ------------    ------------
  Net loss from continuing operations                     (851,500)       (267,600)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                         60,500         102,400
      Loss on asset impairment                             112,400              --
      Provision for doubtful accounts                       24,900          22,000
      Change in fair value of warrants                      (1,100)        (31,300)
      Changes in operating assets and
        liabilities:
         Accounts receivable                             1,383,600        (338,700)
         Other receivables                                      --         122,400
         Inventories                                     2,145,600        (514,300)
         Prepaid expenses and other
            assets                                         (12,700)         35,200
         Accounts payable                               (1,711,500)         65,300
         Accrued expenses and other liabilities             94,900         275,500
                                                      ------------    ------------
NET CASH PROVIDED BY (USED IN) CONTINUING
  OPERATIONS                                             1,245,100        (529,100)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS               250,800          46,100
                                                      ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                             1,495,900        (483,000)
                                                      ------------    ------------
CASH FLOWS (USED IN) PROVIDED BY FINANCING
  ACTIVITIES:
   Net decrease in floor plan inventory loans           (1,173,300)        816,500
   Decrease in restricted cash                             266,600          77,200
   Principal payments on notes payable                     (17,100)        (15,700)
                                                      ------------    ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (923,800)        878,000
                                                      ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  572,100         395,000
CASH AND CASH EQUIVALENTS:
  Beginning of period                                      543,800       1,491,700
                                                      ------------    ------------
  End of period                                       $  1,115,900    $  1,886,700
                                                      ============    ============

See accompanying notes to condensed consolidated financial statements and footnote 1 regarding subsequent bankruptcy filing.

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. VOLUNTARY REORGANIZATION UNDER CHAPTER 11

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

Bankruptcy Proceedings
----------------------

On May 11, 2005 (the "Petition Date"), PMIC, PMI, PMIGA and LW filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada, (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re: Pacific Magtron International Corporation, Inc., et al., Case No.BK-S-05-14325 LBR."

As required by the Bankruptcy Code, the United States Trustee will soon appoint an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives will have a right to be heard on all matters that come before the Bankruptcy Court concerning PMIC's reorganization. There can be no assurance that the Creditors' Committee will support PMIC's positions or PMIC's plan of reorganization, and any disagreements between the Creditors' Committee and PMIC could protract the Chapter 11 process, hinder its ability to operate during the Chapter 11 process, and delay its emergence from Chapter 11.

PMIC expects to continue to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtor-in-possession, PMIC is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. At hearings held on May 16, 2005, the Bankruptcy Court granted the Debtors first day interim motions for various relief designed to stabilize operations and business relationships with customers, vendors, suppliers, employees and others and entered into orders granting the Debtors to, among other things: (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations;
(b) pay normal and reasonable operating expenses of the Debtors where the sum of
(a) and (b) is not to exceed $100,000 in the aggregate plus $21,000 of pre-petition employee wages, salaries and other benefits; and (c) enter into the proposed Interim Management Agreement with General Procurement, Inc. to manage and operate the business and to provide inventory to PMI on a secured basis, to fulfill customer orders and generate new sales. The first day interim motions approved by the Bankruptcy Court expire on June 2, 2005 at which time the Debtors will attend another hearing before the Bankruptcy Court to seek extension of these orders and approval of the Joint Venture Agreement.

All vendors will be paid for all goods furnished and services provided after the Petition Date in the ordinary course of business. However, under Section 362 of the Bankruptcy Code, actions to collect most of our pre-petition liabilities are automatically stayed (except that liabilities under leases or subject to a security interest may require PMIC to make "adequate protection" payments). Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy court.

Under Section 365 of the Bankruptcy Code, PMIC may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. PMIC's Section 365 rights expire on the earlier of the date of termination of PMIC's exclusive period to file a plan of reorganization (currently, September 8, 2005) or the date of the conclusion of a disclosure statement hearing in connection with a proposed plan of reorganization.

In general, if PMIC rejects an executory contract, or unexpired lease, it is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves PMIC's of performing any future obligations but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by such deemed breach and accordingly, the counterparty may file a claim against PMIC for such damages. As a result, liabilities subject to compromise may increase in the future, as a result of damage claims created by PMIC's rejection of various, executory contracts and unexpired leases. Generally, if PMIC assumes an agreement, executory contract or unexpired lease it is required to cure most existing defaults under such contract or lease.

To successfully exit Chapter 11, PMIC must obtain confirmation by the Bankruptcy Court of a plan of reorganization. A plan of reorganization would, among other things, resolve PMIC's pre-petition obligations and other liabilities subject to compromise and establish PMIC's corporate governance subsequent to exit from bankruptcy. The plan of reorganization would also address the terms and conditions of exit financing, if any. The rights and claims of various creditors and security holders will also be determined by the plan. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on PMIC's business, nor can PMIC make any predictions concerning how certain claims will be valued in it's bankruptcy case.

PMIC is currently operating under an "exclusive period" which expires September 8, 2005, during which PMIC is the only party permitted to file a plan of reorganization. The decision as to when PMIC will file a plan of reorganization depends on the timing and outcome of numerous ongoing matters in the Chapter 11 process. PMIC expects to file a plan of reorganization that provides for PMIC's emergence from bankruptcy, but there can be no assurance that the Bankruptcy Court will confirm a plan of reorganization or that any such plan will be implemented successfully.

Proposed Joint Venture
----------------------

In connection with PMIC's Chapter 11 case, PMIC is negotiating a proposed binding agreement to enter into a joint venture with a company in a similar line of business, to allow PMIC to carry on its business, subject to approval by the Bankruptcy Court ("JV"). The proposed JV, if agreed upon with the other party and approved by the Bankruptcy Court, will assume PMIC's customer list, trademarks, goodwill and other intangible assets, and will continue the historical business of PMIC. PMIC will also contribute certain employees, temporary use of its offices and warehouse in Milpitas, CA, and related utilities, etc. Among other things, the JV partner will manage the day-to-day operations of the business and use its supplier and other credit lines to provide for product flow and inventory. The proposed JV will entitle PMIC to receive 50% of the profits of the JV for a period of 24 months following its effectiveness. For all other purposes, PMIC will be a minority shareholder in the proposed JV. PMIC's interest in the JV would terminate at the end of the 24 month period. The JV will also use reasonable efforts to sell PMIC's remaining inventory and collect its outstanding receivables. Revenue from these activities will belong to PMIC. Profits generated by the proposed JV and distributed to PMIC will first be used to repay the creditors of PMI and PMIC. In addition, the operating agreement for the JV will contain a two-year non-compete provision to ensure that the neither the JV partner nor any person or affiliate of the JV partner will engage in any competitive activities involving the customers of PMI and its employees.

Proposed Interim Management Agreement
-------------------------------------

Simultaneously with the negotiation of the proposed JV, PMIC has been negotiating a proposed interim management agreement with the JV partner ("Interim Agreement"). The Interim Agreement will provide for the payment of a management fee to the JV partner in return for managing the business for the 60 day period of time that PMIC expects the Bankruptcy Court will need to approve the proposed JV. The management fee will be equal to 10% of the gross margin resulting from sales made by PMIC with inventory supplied by the JV partner. The Interim Agreement will be post-petition, and provides security to the JV partner for any inventory provided by it during the operating period. In addition, the operating agreement contains a two-year non-compete provision to ensure that the neither the JV partner nor any person or affiliate of the JV partner will engage in any competitive activities involving the customers of PMI and its employees.

There can be no assurance that PMIC will enter into the proposed Interim Agreement or proposed JV, that the Bankruptcy Court will approve the proposed Interim Agreement or the proposed JV, nor can there be any assurance that future profits from the JV will be sufficient to repay, in full or part, the creditors of PMI, PMIC, PMIGA and LW.

Financial Statement Presentation
--------------------------------

As of March 31, 2005, the accompanying financial statements have been prepared on the historical basis of accounting. Going forward, the Company will prepare its consolidated financial statements in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

SOP 90-7 requires that the financial statements separate transactions and events that are directly associated with the restructuring from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses, and provisions for losses) directly related to the reorganization and restructuring of the business are reported separately in the financial statements. The Statements of Consolidated Financial Position distinguishes pre-petition liabilities subject to compromise both from those that are not subject to compromise as well as from all post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. At March 31, 2005 all recorded liabilities not paid by May 11, 2005 will be pre-petition liabilities. Pre-petition liabilities from March 31, 2005 total $8,442,500. There were no directly associated costs related to the bankruptcy proceeding incurred by March 31, 2005.

In addition, as a result of PMIC's Chapter 11 case, the realization of assets and the satisfaction of liabilities (without substantial adjustments and/or changes in ownership) are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 and subject to approval of the Bankruptcy Court, or otherwise as permitted in the ordinary course of business, we may sell or dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, our plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

Pursuant to the Bankruptcy Code, we will file schedules with the Bankruptcy Court identifying our assets and liabilities as of the Petition Date, while our creditors will now be able to file proofs of claim with the Bankruptcy Court. The total amount of claims to be filed with the Bankruptcy Court may vary from our own. Any differences in amount between claims filed by creditors and liabilities shown in our records will be investigated and resolved in connection with our claims resolution process. That process has not commenced and will take time to complete. For this reason, the ultimate number and allowed amounts of such claims cannot yet be determined.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company incurred a net loss applicable to common shareholders of $1,010,500 for the three months ended March 31, 2005 and $319,200 for the three months ended March 31, 2004. As of March 31, 2005, the Company also had a working capital deficiency of $4,387,100, including the classification of notes payable in default as a current liability, and an accumulated deficit of $2,656,000 and a shareholders' deficiency of $370,900. As of March 31, 2005, the Company was in violation of certain of its debt covenants with Textron Financial Corporation (Textron) and Wells Fargo Bank (Wells Fargo). The Company's inventory flooring line with Textron can be terminated and loan payments on its inventory flooring line with Textron and mortgage loan with Wells Fargo can be accelerated. The Company relies on credit terms from its suppliers to fund inventory purchases. Certain vendors have progressively imposed more restrictive credit terms, such that, beginning in March 2005, the Company has been unable to fund purchases. Currently, the Company's business is limited to selling its existing inventory with no ability to obtain credit to replenish or purchase other items our customers may need. As of March 31, 2005, the Company had $343,300 of inventories compared to $2,488,900 at December 31, 2004. The Company does not have the ability to fund the shortfall caused by the elimination of terms by vendors. The number of Company staff decreased to 24 employees on April 30, 2005 from 58 employees on December 31, 2004. Because of the reduced sales caused by the lack of new inventory, the Company has not been able to pay its obligations on a timely basis. The Company has been sued by one supplier for approximately $680,000 in unpaid invoices and by another for approximately $80,000 which are included in accounts payable at March 31, 2005. Other creditors have threatened suit. On May 11, 2005, the Company filed voluntary petitions to reorganize the business under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial information included herein is unaudited. The interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in the Company's Form 10-K for the year ended December 31, 2004. Interim operating results are not necessarily indicative of operating results expected for the entire year.

The accompanying condensed consolidated financial statements include the accounts of PMIC and its wholly-owned subsidiaries, PMI, PMIGA, and LW. Inter-company accounts and transactions have been eliminated in consolidation. PMIGA ceased its operation as of April 30, 2005. The activities, assets and liabilities of PMIGA were reclassified for reporting purposes as discontinued operations for all periods shown in the accompanying condensed consolidated financial statements.

STOCK-BASED COMPENSATION

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, "Accounting for Stock-Based Compensation," FASB Statement No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" and FASB Statement No. 123R, "Amendments of FASB Statement No. 123," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The requirements of FASB Statement No 123, as amended, are effective for fiscal periods beginning after June 15, 2005.

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period. The Company estimates the fair value and stock options at the grant date by using the Black-Scholes option pricing model.

There were no options granted for the three months ended March 31, 2005 and 2004. During the three months ended March 31, 2005 and 2004, no options were exercised and options to purchase 2,000 shares of the Company's common stock in 2004 were cancelled due to employee terminations. There were no options cancelled or forfeited during the three months ended March 31, 2005.

Had the Company adopted the fair value method of accounting for stock options provided by FASB Statement No. 123, the Company's net loss would have increased as follows:

                                                 Three Months Ended
                                                    March 31,
                                        --------------------------------
                                            2005                 2004
                                        -----------          -----------
Net loss applicable to common
  shareholders:
  As reported                           $(1,010,500)         $  (319,200)
   Add: total stock based employee
    compensation expense determined
    using the fair value method
    for all awards                               --               (4,200)
                                        -----------          -----------
Pro forma                               $(1.010,500)         $  (323,400)
                                        -----------          -----------
Basic and diluted loss per share:
  As reported                           $     (0.09)         $     (0.03)
  Pro forma                             $     (0.09)         $     (0.03)

PROPERTY AND EQUIPMENT AND OTHER LONG-LIVED ASSETS

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

         Building and improvements           39 years
         Furniture and fixtures          5 to 7 years
         Computers and equipment         3 to 5 years
         Automobiles                          5 years
         Software                             3 years

The Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company adjusts the asset to its estimated fair value. The fair value of an asset is determined by the Company as the amount at which that asset could be bought or sold in a current transaction between willing parties or the present value of the estimated future cash flows from the asset. The asset value recoverability test is performed by the Company on an on-going basis. During the quarter ended March 31, 2005, the Company recorded an impairment loss of $112,400. The write-down of the property and equipment was based on projected future utilization of the property and equipment.

LOSS PER SHARE

Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method, that could share in the earnings of an entity. During the three months ended March 31, 2005 and 2004, options and warrants to purchase shares of the Company's common stock and shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

The following is the computation of the Company's basic and diluted loss per share:

                                                        Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     2005              2004
                                                 ------------      ------------
Loss from continuing operations                  $   (851,500)     $   (267,600)
Accretion of deemed dividend related to
  Series A Convertible Preferred Stock                 (4,100)           (6,400)
Accretion of redemption value of
  Series A Convertible Preferred Stock                     --            (3,200)
                                                 ------------      ------------
Loss from continuing operations
  applicable to common shareholders              $   (855,600)     $   (277,200)
                                                 ============      ============
Basic and diluted loss per share -
  Loss from continuing operations                $      (0.08)     $      (0.03)
                                                 ============      ============
Shares used in basic and diluted
   per share calculation                           10,485,062        10,485,062
                                                 ============      ============

3.    DISCONTINUED OPERATIONS

On April 30, 2005, the Company ceased its operations in PMIGA. The operating results of PMIGA for the three months ended March 31, 2005 and 2004 were as follows: Three Months Ended

                                                 March 31,
                                   ----------------------------------
                                       2005                    2004
                                   -----------            -----------
Net sales                          $   988,900            $ 1,664,200

Net loss                           $  (154,900)           $   (42,000)

4.    STATEMENTS OF CASH FLOWS

Cash was paid during the three months ended March 31, 2005 and 2004 for:

                                                2005            2004
                                             ---------       ---------
State income taxes                           $   3,500              --
                                             =========       =========
Interest                                     $  51,400       $  40,400
                                             =========       =========

The following are the non-cash financing activities for the three months ended March 31, 2005 and 2004:

                                                2005           2004
                                             ---------       --------
Accretion of preferred stock dividend        $   4,100       $  6,400
                                             =========       ========
  Accretion of redemption value of
  Series A Redeemable Convertible
  Preferred Stock                                   --       $  3,200
                                             =========       ========

On June 30, 2003, the Company entered into an agreement to sell certain assets of Lea. In addition to $5,000 in cash consideration, the Company received an electronic commerce support service contract from the purchaser for two years valued at $48,000. The service contract is being amortized using a straight-line method over the term of the contract.

5.    FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

In May 2003, PMI obtained a $3,500,000 inventory financing facility, which includes a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan, from Textron. The credit facility is guaranteed by PMIC, PMIGA, LW, two shareholders/officers of the Company, FNC and Lea, and may be discontinued by Textron at any time at its sole discretion. Borrowings under the inventory line are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (11.75% at March 31, 2005). The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the Company's eligible accounts receivable, and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. The Company was also required to maintain $250,000 in a restricted account as a pledge to Textron. This amount was reflected as restricted cash as of December 31, 2004 in the accompanying condensed consolidated financial statements. During March 2005, Textron applied the $250,000 restricted cash against the amounts owed Textron. As of March 31, 2005, there was no amount in the restricted account. PMI and PMIC are required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, a minimum tangible capital fund and required levels of profitability. As of March 31, 2005, the Company was out of compliance with those covenants and a waiver has not been obtained from Textron. This gives Textron the option to terminate the credit facility and accelerate the loan payments. Upon termination, the Company would have no other facility to finance its inventory purchases. As of May 20, 2005, Textron has not terminated this agreement.

As of March 31, 2005, the outstanding balance of this loan was $1,069,800 and is classified as a current liability on the accompanying condensed consolidated balance sheet.

6.    NOTES PAYABLE

The Company's wholly owned subsidiary, PMI, obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (2.75% as of March 31, 2005) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration ("SBA") loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and is secured by the underlying property.

Under the bank loan, PMI is required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, and to have no more than two consecutive quarterly losses. In addition, PMI is required to achieve a net income on an annual basis. PMI was in violation of the annual income covenants and the minimum EBITA coverage ratio as of December 31, 2004. These covenant violations constituted an event of default under the loan agreement and gave the bank the right to call the loan. A waiver of the loan covenant violations was obtained from the bank through December 31, 2005. As a condition for the waiver, the Company maintains a restricted account as a reserve for the debt service. As of March 31, 2005, the balance of the restricted account was $238,400 which is included in Restricted Cash in non-current assets in the accompanying condensed consolidated balance sheet.

The Company has not received a waiver of the loan covenant violations beyond December 31, 2005. On May 10, 2005, the Company filed voluntary petitions to reorganize the business under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. Consequently, the Company is required to classify the Wells Fargo bank loan and the SBA loan as a current liability in the accompanying condensed consolidated balance sheet as of March 31, 2005.

7.    SEGMENT INFORMATION

The Company has two reportable segments: PMI and LW.

PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various distributors and retailers throughout the United States. LW sells similar products to end-users and resellers through a website. PMIGA ceased its business as of April 30, 2005. The activities of PMIGA for all periods were reclassified for reporting purposes as discontinued operations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company's Form 10-K. The Company evaluates performance based on income or loss before income taxes, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments have been insignificant. The Company's reportable segments are separate strategic business units. They are managed separately because each business requires different technology and/or marketing strategies. Sales to foreign countries were approximately $1,800,000 for the three months ended March 31, 2005 and were insignificant for the three months ended March 31, 2004.

The following table presents information about reported continuing segment profit or loss for the three months ended March 31, 2005 and 2004:

                                                      2005             2004
                                                  ------------     ------------
Revenues from external
  customers:
PMI                                               $  9,322,000     $ 18,164,700
LW                                                      47,700        2,136,000
                                                  ------------     ------------
Total                                             $  9,369,700     $ 20,300,700
                                                  ============     ============
Segment loss before
    income taxes:
        PMI                                       $   (759,600)    $   (263,800)
        LW                                             (91,000)         (27,100)
                                                  ------------     ------------
Loss before income
  taxes for reportable segments                       (850,600)        (290,900)
Change in fair value of
  warrants issued                                        1,100           31,300
Amortization of  warrant
  issuance costs                                        (2,000)          (8,000)
                                                  ------------     ------------
Consolidated loss from
  continuing operations                           $   (851,500)    $   (267,600)
                                                  ============     ============

8.    ACCOUNTS RECEIVABLE AGREEMENTS

On April 1, 2003, the Company purchased a credit insurance policy from American

Credit Indemnity covering certain accounts receivable up to $2,000,000 of losses. This policy expired on March 31, 2005. The Company also entered into an insurance agreement with ENX, Inc. ("ENX") for its accounts receivable. The ENX agreement also expired on March 31, 2005. Under this agreement, the Company sold its past-due accounts receivable from pre-approved customers with pre-approved credit limits under certain conditions. The commission was 0.5% of the approved invoice amounts with a minimum annual commission of $50,000. These accounts receivable agreements were not renewed after their expiration dates and no other agreements were entered into after March 31, 2005.

9.    CAPITAL STOCK

In April 2003, Nasdaq notified the Company that its common stock was delisted from the Nasdaq SmallCap Market, effective April 30, 2003. The Company's common stock is being traded on the Over the Counter Bulletin Board ("OCTBB"). The delisting of the Company's common stock enabled the holder of the Company's Series A Preferred Stock to request the repurchase of such shares. The Company had increased the carrying value of the Series A Preferred Stock to its redemption value and had recorded an increase in loss applicable to common shareholders for the three months ended March 31, 2004 in the accompanying consolidated statement of operations. The Company included its Series A Preferred Stock in current liabilities as of March 31, 2004.

In December 2004, the Company entered into an agreement (the Series A Agreement) with the Investor for restructuring certain terms of the Series A Preferred Stock. In connection with the closing of the transactions under the Series A Agreement, the Company amended and restated its Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock on December 31, 2004. Among the terms amended are (1) the number of shares designated as Series A Preferred Stock were decreased from 1,000 to 600 shares; (2) the Stated Value of each share of Series A Preferred Stock was reduced from $1,000 to $666.67; (3) the holders of the Series A Preferred Stock no longer have the right to require the Company to redeem each share of Series A Preferred Stock, which rights were triggered upon the occurrence of certain events; (4) the redemption amount payable by the Company upon exercise of its redemption right was reduced from 150% of Stated Value to 100% of Stated Value; (5) there is a 181-day waiting period from the date of filing the Amended and Restated Certificate of Designation before the holder may exercise conversion (unless the Company initiates a redemption prior to the end of the 181-day period); (6) the conversion price of the Series A Preferred Stock was changed to a fixed price of $0.50 per share, subject to customary and anti-dilution adjustments; and (7) the Company has five trading days, instead of three, to comply with conversion procedures. As part of the Series A Agreement, the Investor forfeited a stock purchase warrant, exercisable for 300,000 shares of the Company's common stock that was issued in connection with the original issuance of the Company's Series A Preferred Stock. The Company accounted for these transactions in accordance with SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As of March 31, 2005, the carrying amount of the Series A Preferred Stock was classified as shareholders' equity in the balance sheet.

10.   SUBSEQUENT EVENTS

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

On May 10, 2005, the Company terminated the Employment Agreements for "cause" pursuant to the terms of the Employment Agreements. No part of the bonuses have been paid. On May 11, 2005, ACT filed a complaint in the United States District Court for the Southern District of New York against the former officers and principal shareholders of PMIC, for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The accompanying discussion and analysis of our financial condition and results of operations is based on the condensed consolidated financial statements, which are included elsewhere in this quarterly report. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those projected in this report. A wide variety of factors could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include, but are not limited to, those identified in the Company's Form 10-K for the fiscal year ended December 31, 2004 and included herein under the heading "Cautionary Factors That May Affect Future Results."

RECENT DEVELOPMENT

Bankruptcy Proceedings
----------------------

On May 11, 2005 (the "Petition Date"), PMIC, PMI, PMIGA and LW filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada, (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re: Pacific Magtron International Corporation, Inc., et al., Case No.BK-S-05-14325 LBR."

As required by the Bankruptcy Code, the United States Trustee will soon appoint an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives will have a right to be heard on all matters that come before the Bankruptcy Court concerning PMIC's reorganization. There can be no assurance that the Creditors' Committee will support PMIC's positions or PMIC's plan of reorganization, and any disagreements between the Creditors' Committee and PMIC could protract the Chapter 11 process, hinder its ability to operate during the Chapter 11 process, and delay its emergence from Chapter 11.

PMIC expects to continue to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtor-in-possession, PMIC is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. At hearings held on May 16, 2005, the Bankruptcy Court granted the Debtors first day interim motions for various relief designed to stabilize operations and business relationships with customers, vendors, suppliers, employees and others and entered into orders granting the Debtors to, among other things: (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations;
(b) pay normal and reasonable operating expenses of the Debtors where the sum of
(a) and (b) is not to exceed $100,000 in the aggregate plus $21,000 of pre-petition employee wages, salaries and other benefits; and (c) enter into the proposed Interim Management Agreement with General Procurement, Inc. to manage and operate the business and to provide inventory to PMI on a secured basis, to fulfill customer orders and generate new sales. The first day interim motions approved by the Bankruptcy Court expire on June 2, 2005 at which time the Debtors will attend another hearing before the Bankruptcy Court to seek extension of these orders and approval of the Joint Venture Agreement.

All vendors will be paid for all goods furnished and services provided after the Petition Date in the ordinary course of business. However, under Section 362 of the Bankruptcy Code, actions to collect most of our pre-petition liabilities are automatically stayed (except that liabilities under leases or subject to a security interest may require PMIC to make "adequate protection" payments). Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy court.

Under Section 365 of the Bankruptcy Code, PMIC may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. PMIC's Section 365 rights expire on the earlier of the date of termination of PMIC's exclusive period to file a plan of reorganization (currently, September 8, 2005) or the date of the conclusion of a disclosure statement hearing in connection with a proposed plan of reorganization.

In general, if PMIC rejects an executory contract, or unexpired lease, it is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves PMIC's of performing any future obligations but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by such deemed breach and accordingly, the counterparty may file a claim against PMIC for such damages. As a result, liabilities subject to compromise may increase in the future, as a result of damage claims created by PMIC's rejection of various, executory contracts and unexpired leases. Generally, if PMIC assumes an agreement, executory contract or unexpired lease it is required to cure most existing defaults under such contract or lease.

To successfully exit Chapter 11, PMIC must obtain confirmation by the Bankruptcy Court of a plan of reorganization. A plan of reorganization would, among other things, resolve PMIC's pre-petition obligations and other liabilities subject to compromise and establish PMIC's corporate governance subsequent to exit from bankruptcy. The plan of reorganization would also address the terms and conditions of exit financing, if any. The rights and claims of various creditors and security holders will also be determined by the plan. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on PMIC's business, nor can PMIC make any predictions concerning how certain claims will be valued in it's bankruptcy case.

PMIC is currently operating under an "exclusive period" which expires September 8, 2005, during which PMIC is the only party permitted to file a plan of reorganization. The decision as to when PMIC will file a plan of reorganization depends on the timing and outcome of numerous ongoing matters in the Chapter 11 process. PMIC expects to file a plan of reorganization that provides for PMIC's emergence from bankruptcy, but there can be no assurance that the Bankruptcy Court will confirm a plan of reorganization or that any such plan will be implemented successfully.

Proposed Joint Venture
----------------------

In connection with PMIC's Chapter 11 case, PMIC is negotiating a proposed binding agreement to enter into a joint venture with a company in a similar line of business, to allow PMIC to carry on its business, subject to approval by the Bankruptcy Court ("JV"). The proposed JV, if agreed upon with the other party and approved by the Bankruptcy Court, will assume PMIC's customer list, trademarks, goodwill and other intangible assets, and will continue the historical business of PMIC. PMIC will also contribute certain employees, temporary use of its offices and warehouse in Milpitas, CA, and related utilities, etc. Among other things, the JV partner will manage the day-to-day operations of the business and use its supplier and other credit lines to provide for product flow and inventory. The proposed JV will entitle PMIC to receive 50% of the profits of the JV for a period of 24 months following its effectiveness. For all other purposes, PMIC will be a minority shareholder in the proposed JV. PMIC's interest in the JV would terminate at the end of the 24 month period. The JV will also use reasonable efforts to sell PMIC's remaining inventory and collect its outstanding receivables. Revenue from these activities will belong to PMIC. Profits generated by the proposed JV and distributed to PMIC will first be used to repay the creditors of PMI and PMIC. In addition, the operating agreement for the JV will contain a two-year non-compete provision to ensure that the neither the JV partner nor any person or affiliate of the JV partner will engage in any competitive activities involving the customers of PMI and its employees.

Proposed Interim Management Agreement
-------------------------------------

Simultaneously with the negotiation of the proposed JV, PMIC has been negotiating a proposed interim management agreement with the JV partner ("Interim Agreement"). The Interim Agreement will provide for the payment of a management fee to the JV partner in return for managing the business for the 60 day period of time that PMIC expects the Bankruptcy Court will need to approve the proposed JV. The management fee will be equal to 10% of the gross margin resulting from sales made by PMIC with inventory supplied by the JV partner. The Interim Agreement will be post-petition, and provides security to the JV partner for any inventory provided by it during the operating period. In addition, the operating agreement contains a two-year non-compete provision to ensure that the neither the JV partner nor any person or affiliate of the JV partner will engage in any competitive activities involving the customers of PMI and its employees.

There can be no assurance that PMIC will enter into the proposed Interim Agreement or proposed JV, that the Bankruptcy Court will approve the proposed Interim Agreement or the proposed JV, nor can there be any assurance that future profits from the JV will be sufficient to repay, in full or part, the creditors of PMI, PMIC, PMIGA and LW.

Financial Statement Presentation
--------------------------------

As of March 31, 2005, the accompanying financial statements have been prepared on the historical basis of accounting. Going forward, the Company will prepare its accompanying consolidated financial statements in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

SOP 90-7 requires that the financial statements separate transactions and events that are directly associated with the restructuring from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses, and provisions for losses) directly related to the reorganization and restructuring of the business are reported separately in the financial statements. The Statements of Consolidated Financial Position distinguishes pre-petition liabilities subject to compromise both from those that are not subject to compromise as well as from all post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. At March 31, 2005 all recorded liabilities not paid by May 11, 2005 will be pre-petition. There were no directly associated costs related to the bankruptcy proceeding incurred by March 31, 2005.

In addition, as a result of PMIC's Chapter 11 case, the realization of assets and the satisfaction of liabilities (without substantial adjustments and/or changes in ownership) are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 and subject to approval of the Bankruptcy Court, or otherwise as permitted in the ordinary course of business, we may sell or dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, our plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

Pursuant to the Bankruptcy Code, we will file schedules with the Bankruptcy Court identifying our assets and liabilities as of the Petition Date, while our creditors will now be able to file proofs of claim with the Bankruptcy Court. The total amount of claims to be filed with the Bankruptcy Court may vary from our own. Any differences in amount between claims filed by creditors and liabilities shown in our records will be investigated and resolved in connection with our claims resolution process. That process has not commenced and will take time to complete. For this reason, the ultimate number and allowed amounts of such claims cannot yet be determined.

LINES OF BUSINESS

As used herein and unless otherwise indicated, the terms "Company," "we," and "our" refer to Pacific Magtron International Corp. and each of our subsidiaries. We provide solutions to customers in several segments of the computer industry. Our business is organized into two divisions: PMI and LW. PMI, a subsidiary, provides for the wholesale distribution of computer multimedia and storage peripheral products and provide value-added packaged solutions to a wide range of resellers, vendors, OEMs and systems integrators. LW, a subsidiary, provides consumers a convenient way to purchase computer products via the internet. LW also distributes certain computer related products to resellers. As part of the overall strategy of re-focusing our core business in wholesale distribution, the resources allocated to the LW business segment were reduced beginning in the third quarter of 2004. As of April 30, 2005, PMIGA, a subsidiary, ceased its operations. PMIGA distributed PMI's products in the southeastern United States market. The activities of PMIGA for all periods have been reclassified for reporting purposes as discontinued operations.

OVERVIEW

The Company relies on credit terms from its suppliers to fund inventory purchases. Vendors have progressively imposed more restrictive credit terms, such that, beginning in March 2005, the Company has been unable to fund purchases. Currently, the Company's business is limited to selling existing inventory with no ability to obtain credit to replenish or purchase other items our customers may need. As of March 31, 2005, inventories were approximately $343,300, compared to $2,488,900 at December 31, 2004. The Company does not have the ability to fund the inventory purchases caused by the elimination of terms by vendors. The number of staff decreased from 58 employees on December 31, 2004 to 44 employees on March 31, 2005 and 24 employees on April 30, 2005. Our consolidated sales were $9,369,700 for the quarter ended March 31, 2005 as compared to $20,300,700 for the quarter ended March 31, 2004. We also had a consolidated net loss of $1,010,500 for the three months ended March 31, 2005 as compared to $319,200 for the same period in 2004. We closed our operations in PMIGA as of April 30, 2005 and reported a loss of $154,900 for the three months ended March 31, 2005 as discontinued operations for reporting purposes. Because of the reduced sales caused by the lack of new inventory, the Company has not been able to pay its obligations on a timely basis.

As of March 31, 2005, we had cash and cash equivalents of $1,115,900 and a working capital deficiency of $4,387,100 and a shareholders' deficiency of $370,900. We were in violation of certain loan covenants under our inventory financing facility with Textron as of March 31, 2005 and a waiver for the violation has not been obtained. This gives Textron the option to terminate the credit facility and accelerate the loan payments. If Textron exercised its option to terminate the credit facility, it is uncertain that the Company would be able to obtain alternative financing.

During 2004, the Company was in violation of certain covenants under our real estate mortgage loan agreement with Wells Fargo. A waiver of the default was obtained from Wells Fargo through December 31, 2005. As a condition for the waiver, the Company transferred $250,000 to a restricted account as a reserve for the debt service. As of March 31, 2005, a reserve of $238,400 remained in the restricted account, which is included in Restricted Cash in non-current assets in the accompanying condensed consolidated balance sheet. The Company has not received a waiver of the loan covenant violations beyond December 31, 2005.

Consequently, the Company is required to classify the bank loan as a current liability in the accompanying condensed consolidated balance sheet as of March 31, 2005.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the consolidated financial statements included as Part II Item 8 to the Form 10-K for the year ended December 31, 2004. The following are our critical accounting policies:

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

During the quarter ended March 31, 2005, the Company recorded an impairment loss of $112,400. The write-down of the property and equipment was based on projected future utilization of those property and equipment.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company grants credit to its customers only after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustment history, current economic conditions, level of credit insurance and other factors that deserve recognition in estimating potential losses. Generally, our allowance for doubtful accounts includes receivables past due over 90 days, returned checks and an estimated percentage of the receivables currently due. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management's control. Our credit insurance policies expired on March 31, 2005 and have not been renewed. We are unable to project the future trend of our bad debt expense.

INVENTORY VALUATION

Our inventories, consisting primarily of finished goods, are stated at the lower of cost (moving weighted average method) or market. We regularly review inventory turnover and quantities on hand for excess, slow moving and obsolete inventory based primarily on our estimated forecast of product demand. Excess, obsolete and slow-moving inventory items, including items that have no purchase and sales activities for more than one year, are written down to their net realizable values. Due to a relatively high inventory turnover rate and the inclusion of provisions in the vendor agreements common to industry practice that provide us price protection or credits for declines in inventory value and the right to return certain unsold inventory, we believe that our risk for a decrease in inventory value is minimized. No assurance can be given, however, that we can continue to turn over our inventory as quickly in the future or that we can negotiate such provisions in each of our vendor contracts or that such industry practice will continue.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data of the continuing operations as a percentage of sales:

                                                          Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                          2005          2004
                                                       ---------     ---------
Sales                                                      100.0%        100.0%
Cost of sales                                               96.0          94.9
                                                       ---------     ---------
Gross profit                                                 4.0           5.1
Operating expenses                                          11.7           6.4
                                                       ---------     ---------
Loss from operations                                        (7.7)         (1.3)
Other expense, net                                          (1.4)         (0.1)
                                                       ---------     ---------
Loss from continuing operations                             (9.1)         (1.4)
Loss from discontinued operations                           (1.7)         (0.2)
Accretion and deemed dividend
 relating to Series A Convertible
 and Redeemable Preferred Stock                             (0.0)         (0.0)
                                                       ---------     ---------
Net loss applicable to Common Shareholders                 (10.8)%        (1.6)%
                                                       =========     =========

SALES
-----

The Company relies on credit terms from its suppliers to fund inventory purchases. Certain vendors have progressively imposed more restrictive credit terms, such that, beginning in March 2005, the Company has been unable to fund purchases. Currently, the Company's business is limited to selling its existing inventory with no ability to obtain credit to replenish or purchase other items our customers may need. Our consolidated sales decreased to $9,369,700 for the quarter ended March 31, 2005 from $20,300,700 for the quarter ended March 31, 2004. Our consolidated gross profit also decreased to $378,400 for the quarter ended March 31, 2005 from $1,027,300 for the quarter ended March 31, 2004. Our sales will continue to decrease if we cannot fund the purchases and replenish our inventories.

PMI

PMI's sales decreased from $18,164,700 for the quarter ended March 31, 2004 to $9,322,000 in the same quarter of 2005, a decrease of 48.7%. PMI's gross profit for the quarter ended March 31, 2005 was $372,700, or 4.0% of sales, compared to $809,300, or 4.5% of sales, for the same period in 2004. The decrease in gross profit was the result of not having the similar mix of products for sales in the quarter ended March 31, 2005 as compared to 2004.

LW

LW competes with a vast number of e-store websites on the internet. Most of them are relatively small, but a number of larger e-stores, such as Amazon.com and Buy.com, dominate in the e-commerce market. Competition is based on having the products available and shipping expediently and correctly at competitive prices. Beginning in the third quarter 2004, we have reduced our resources allocated to our LW's business-to-consumers business segment. As a result, LW's sales declined from $2,136,000 for the three months ended March 31, 2004 to $47,700 for the comparable period in 2005.

LW's gross profit also decreased from $218,000 for the three months ended March 31, 2004 to $5,700 for the three months ended March 31, 2005.

EXPENSES
--------

Consolidated selling, general and administrative expenses decreased from $1,279,400 for the quarter ended March 31, 2004 to $1,094,800 for the quarter ended March 31, 2005. We continued our overhead reduction effort in 2005. We reduced our employee count from 52 employees as of March 31, 2004 to 44 employees as of March 31, 2005 and to 24 employees as of April 30, 2005. Consolidated payroll expenses decreased by $15,800 for the three months ended March 31, 2005 compared to the same period in 2004. Consolidated professional service expenses also decreased by $94,900 for the three months ended March 31, 2005 compared to the same period in 2004. The reduction in the sales activities in LW resulted in a decrease in bank charges of approximately $52,000 for the quarter ended March 31, 2005 compared to the same period in 2004. We anticipate a continuing decrease in the number of employees and amounts of expenses if we are unable to replenish our inventories and increase our sales.

OTHER EXPENSE
-------------

An asset value recoverability test is performed by the Company on an on-going basis for our long-lived assets. During the quarter ended March 31, 2005, the Company recorded an impairment loss of $112,400. The write-down of the property and equipment was based on projected future utilization of those property and equipment.

LOSS FROM CONTINUING OPERATIONS
-------------------------------

Consolidated loss from continuing operations for the three months ended March 31, 2005 was $851,500 as compared to $267,600 for the three months ended March 31, 2004. The increase in the consolidated loss for the three months ended March 31, 2005 was primarily a result of our inability to fund our purchases and replenish our inventories during the first quarter of 2005.

DISCONTINUED OPERATIONS
-----------------------

PMIGA ceased its operations as of April 30, 2005. For financial statement reporting purposes, the operating results of PMIGA have been reclassified as discontinued operations. PMIGA's sales were $988,900 for the three months ended March 31, 2005 as compared to $1,664,200 for the same period in 2004. Net loss for PMIGA was $154,900 for the three months ended March 31, 2005 as compared to $42,000 for the three months ended March 31, 2004. The decrease in sales and increase in losses were the result of the winding down of activities in the quarter ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash and cash equivalents of $1,115,900 and a working capital deficiency of $4,387,100 and a shareholders' deficiency of $370,900.

The Company relies on credit terms from its suppliers to fund inventory purchases. Vendors have progressively imposed more restrictive credit terms, such that, beginning in March 2005, the Company has been unable to fund purchases. Currently, the Company's business is limited to selling existing inventory with no ability to obtain credit to replenish or purchase other items our customers may need. As of March 31, 2005, inventories were approximately $343,300, compared to $2,488,900 at December 31, 2004. The Company does not have the ability to fund the inventory purchases caused by the elimination of terms by vendors. Because of the reduced sales caused by the lack of new inventory, the Company has not been able to pay its obligations on a timely basis. The Company has been sued by one supplier for approximately $680,000 in unpaid invoices and by another for approximately $80,000. Other creditors have threatened suit. Unless the Company obtains credit and finds another profitable method of operating, the Company will be forced to cease operations.

We had a consolidated net loss of $1,010,500 for the three months ended March 31, 2005 as compared to $319,200 for the same period in 2004. We closed our operations in PMIGA as of April 30, 2005 and reported a loss of $154,900 for the three months ended March 31, 2005 as discontinued operations for reporting purposes. We continue to reduce our expenses. The number of Company's staff decreased from 58 employees on December 31, 2004 to 44 employees on March 31, 2005 and 24 employees on April 30, 2005.

We were in violation of certain loan covenants under our inventory financing facility with Textron as of March 31, 2005 and a waiver for the violation has not been obtained. This gives Textron the option to terminate the credit facility and accelerate the loan payments. If Textron exercised its option to terminate the credit facility, it is uncertain whether the Company would be able to obtain alternative financing.

During 2004, the Company was in violation of certain covenants under our real estate mortgage loan agreement with Wells Fargo. A waiver of the default was obtained from Wells Fargo through December 31, 2005. As a condition for the waiver, the Company transferred $250,000 to a restricted account as a reserve for the debt service. As of March 31, 2005, a reserve of $238,200 remained in the restricted account which is included in Restricted Cash in non-current assets in the accompanying condensed consolidated balance sheet. The Company has not received a waiver of the loan covenant violations beyond December 31, 2005. On May 10, 2005, the Company filed voluntary petitions to reorganize the business under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. Consequently, the Company is required to classify the Wells Fargo bank loan and the SBA loan as a current liability in the accompanying condensed consolidated balance sheet as of March 31, 2005.

Our net cash provided by operating activities for the three months ended March 31, 2005 was $1,495,900, which principally reflected the decreases in accounts receivable of $1,383,600 and inventories of $2,145,600, which were partly offset by a decrease in accounts payable of $1,711,500 and the net loss from continuing operations of $851,500. Our net cash used in financing activities was $923,800 for the three months ended March 31, 2005 primarily resulting from a decrease in our inventory financing facility loan of $1,173,300, which was partly offset by a decrease in restricted cash of $266,600.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

WE MAY NOT EMERGE FROM CHAPTER 11 BANKRUPTCY WITH VALUE FOR OUR SHAREHOLDERS

We cannot be sure that the Bankruptcy Court will approve any plan of reorganization that we propose. If we are not able to have a plan of reorganization approved, we may be required to liquidate and cease operations. Alternatively, we may only be able to achieve a reorganization that eliminates the equity held by our current stockholders or provides creditors with equity greatly diluting current stockholders. Consequently, an investment in our stock at this time must be considered extremely speculative.

WE HAVE EXPERIENCED SEVERE CREDIT RESTRICTIONS FROM OUR VENDORS, AND ARE NOT CONDUCTING BUSINESS CONSISTENT WITH HISTORICAL PRACTICE

WE FILED FOR BANKRUPTCY PROTECTION ON MAY 10, 2005 THE OUTCOME IS UNCERTAIN

Our vendors have severely reduced the credit they extend to the Company. The loss of credit terms from vendors has eliminated our ability to purchase inventory and, therefore, our sales have decreased. Consequently, we have recently had difficulty paying our obligations on a timely basis. On May 11, 2005 (the "Petition Date"), the Company filed voluntary petitions to reorganize the businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada. If we are unable to correct this situation, find alternative financing or alternative methods of operations which do not require credit, we will be required to cease operations.

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

We incurred a net loss of $1,010,500 for the three months ended March 31, 2005 and a net loss of $1,172,700 for the year ended December 31, 2004 and we most likely will continue to incur losses. It is uncertain that we can achieve profitability for our operations and be able to operate our business as a going concern.

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

POTENTIAL SALES OF ADDITIONAL COMMON STOCK AND SECURITIES CONVERTIBLE INTO OUR COMMON STOCK MAY DILUTE THE VOTING POWER OF CURRENT HOLDERS.

We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock. These are "blank check" preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without shareholder consent. As of December 31, 2004 we had 600 shares of Series A Preferred outstanding. The Series A Preferred shares are convertible into 800,000 shares of common stock. Any additional shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock, and have preferences over shares of common stock with respect to dividends and liquidation rights.

WE HAVE VIOLATED CERTAIN FINANCIAL COVENANTS CONTAINED IN OUR LOANS AND MAY DO SO AGAIN IN THE FUTURE

Pacific Magtron, Inc. (PMI) has a mortgage on our offices with SBA and Wells Fargo Bank, under which PMI must maintain the following financial covenants:

      1) Total liabilities must not be more than twice our tangible net worth;

      2) Net income after taxes must not be less than one dollar on an annual basis and for no more than two consecutive quarters; and

      3)    Annual EBITDA of one and one half times the debt must be maintained.

We were in violation of covenants (2) and (3) as of December 31, 2004. We received a waiver for such violation through December 31, 2005. We cannot assure you that we will be able to meet all these financial covenants in the future. On May 10, 2005, the Company filed voluntary petitions to reorganize the business under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. Consequently, Wells Fargo and SBA may declare us in default and accelerate the loan payments.

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

As of March 31, 2005, we were in violation of the above covenants and a waiver for such violations has not been obtained. This gives Textron the option to terminate the credit facility and accelerate the loan payments. It is uncertain as to the Company's ability to obtain alternative financing in the event Textron terminated the loan facility and accelerated payments or Wells Fargo or SBA elected to call the loan.

WE DEPEND ON KEY SUPPLIERS FOR A LARGE PORTION OF OUR INVENTORY. LOSS OF THOSE SUPPLIERS COULD HARM OUR BUSINESS

One supplier, Sunnyview/Real Wisdom ("Sunnyview"), accounted for approximately 15% of our total purchases for the three months ended March 31, 2005 and for the year ended December 31, 2004. We do not have a supply contract with Sunnyview or other vendors, but rather purchase products from them through individual purchase orders. We have recently had difficulty paying our obligations to our suppliers on a timely basis and we could not obtain the products that Sunnyview supplies from other sources. This caused a loss of sales that had a material adverse effect on our business, financial condition and operating results beginning in the first quarter of 2005.

OUR COMMON STOCK IS NOT ACTIVELY TRADED

The Company's common stock has been traded on the Over the Counter Bulletin Board (OCTBB) and our stock has not been actively traded.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE WITH SOME OF OUR COMPETITORS

All aspects of our business are highly competitive. Competition within the computer products distribution industry is based on product availability, credit availability, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, and quality and breadth of product lines. We also compete with manufacturers that sell directly to resellers and end users. Most of our competitors are substantially larger and have greater financial and other resources than we do.

FAILURE TO RECRUIT AND RETAIN QUALIFIED PERSONNEL WILL HARM OUR BUSINESS

We depend upon our ability to attract, hire and retain highly qualified personnel who possess the skills and experience necessary to meet our personnel needs. Competition for individuals with proven highly qualifying skills is intense, and the computer industry in general experiences a high rate of attrition of such personnel. We compete for such individuals with other companies as well as temporary personnel agencies. Failure to attract and retain sufficient qualifying personnel would have a material adverse effect on our business, operating results and financial condition.

WE ARE DEPENDENT ON KEY PERSONNEL

We depend upon our senior management, including Theodore Li, Chief Financial Officer and Hui "Cynthia" Lee, head of sales operations. On May 10,2005, the employment for Mr. Li and Ms. Lee were terminated. The loss of the services of Mr. Li or Ms. Lee, or one or more other key employees, could have a material adverse effect on our business, financial condition or operating results.

WE ARE SUBJECT TO RISKS BEYOND OUR CONTROL SUCH AS ECONOMIC AND GENERAL RISKS OF OUR BUSINESS

We depend upon factors that may be beyond our control and cannot clearly be predicted at this time. Such factors include general economic conditions, both nationally and internationally, changes in tax laws, changes in governmental regulations, including regulations imposed under federal, state or local environmental laws, labor laws, and trade laws and other trade barriers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to one of our bank loans with a $2,324,300 balance at March 31, 2005 which bears fluctuating interest based on the bank's 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term would not materially affect our consolidated operating results, financial position or cash flow. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

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

PART II

ITEM  1. - LEGAL PROCEEDINGS

On May 10, 2005 (the "Petition Date"), PMIC, PMI and 3 direct and indirect wholly owned subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada, [ ] Division (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re: Pacific Magtron International Corporation, Inc., et al., Case No. BK-S-05-14325 LBR."

During the quarter ended March 31, 2005, the Company has been sued by AG Neovo Technology Corporation and Micro Technology Concepts, Inc. for unpaid invoices for approximately $81,000 and $680,000, respectively.

ITEM  3. - DEFAULTS UPON SENIOR SECURITIES.

Defaults under our inventory financing facility with Textron, our mortgage loan withy Wells Fargo Bank and our Small Business Administration Loan are discussed above in Note 6 to our Consolidated Condensed Financial Statements and under "Liquidity and Capital Resources" on page 21. In addition, all of our loan agreements contain provide that the filing of a voluntary petition in bankruptcy is a default under the loans. However, under bankruptcy law, those provisions are unenforceable.

ITEM  6. - EXHIBITS

(a) Exhibits
Exhibit         Description                                           Reference
-------         -----------                                           ---------
3.1             Amended and Restated Articles of Incorporation             (1)

3.2             Amended and Restated Bylaws                                (1)

31.1            Certificate of Chief Executive Officer
                pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002                                                  *

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

                                      PACIFIC MAGTRON INTERNATIONAL
                                      CORP.,
                                      a Nevada corporation

Date: May 23, 2005                    By: /s/ Martin Nielson
                                          -------------------------
                                          Martin Nielson
                                          President and Chief Executive
                                          Officer