Form 10-K/A
period 2004-12-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2005-06-23
CIK 1077050

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A
                          AMENDMENT NO.1 TO FORM 10-K

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

At February 23, 2005 the number of shares of common stock outstanding was 10,485,062

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                EXPLANATORY NOTE

Pacific Magtron International Corp. (the "Company") filed its Annual Report on Form 10-K for the year ended December 31, 2004 (the "Form 10-K") on April 21, 2005 with the Securities and Exchange Commission. The Company inadvertently omitted from the Form 10-K the Chief Financial Officer's "Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002." The Company hereby files Amendment No. 1 to the Form 10-K (the "Form 10-K/A") to amend and restate the 10-K in its entirety, solely for the purpose of furnishing the inadvertently omitted certification. The Form 10-K/A includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. None of the information previously disclosed in the Form 10-K is modified or updated by this Form 10-K/A.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

      (a) (1) Report of independent registered public accounting firm of Weinberg & Company, P.A. and report of independent registered public accounting firm of KPMG, LLP beginning on Page F-2.

            (2) Consolidated Financial Statements and Notes thereto of the Company including Consolidated Balance Sheets as of December 31, 2004 and 2003 and related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for each of the years in the three year period ended December 31, 2004 beginning on Page F-4.

            (3) Supplemental Schedule II - Valuation and Qualifying Accounts beginning on Page F-27.

      (b)   Exhibits:

EXHIBIT
NUMBER            DESCRIPTION(1)
------            --------------

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

10.1 1998 Stock Option Plan (filed as an exhibit to our Form 10-12G, File No. 000-25277).

10.2 Sony Electronics Inc. Value Added Reseller Agreement, dated May 1,1996 (filed as an exhibit to our Form 10-12G, File No. 000-25277).

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

21.1              Subsidiaries.*

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1 Stock Purchase Agreement, dated as of December 10, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee (filed as an exhibit to our Report on Form 8-K on December 16, 2004).

* Previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Securities Exchange Act of 1934, as amended, the Registrant's file number under the Exchange Act is 000-25277.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PACIFIC MAGTRON INTERNATIONAL CORP.,
                                       a Nevada corporation

                                       By /s/ Martin Nielson
                                       -----------------------------------------
                                       Martin Nielson
                                       Chief Executive Officer
                                       Date:  June 23, 2005

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

                              SUPPLEMENTAL SCHEDULE

              PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      Charged to
                                     Beginning          Costs         Write-offs            Ending
Allowance for Doubtful Accounts       Balance        and Expense      of Accounts          Balance
-------------------------------      ---------       -----------      -----------         ---------
Year ended December 31, 2002          $400,000          $331,300        $(426,300)         $305,000

Year ended December 31, 2003          $305,000          $125,000        $(148,200)         $281,800

Year ended December 31, 2004          $281,800         $ 538,700        $(506,400)         $314,100

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION(1)
------            --------------

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

10.1 1998 Stock Option Plan (filed as an exhibit to our Form 10-12G, File No. 000-25277).

10.2 Sony Electronics Inc. Value Added Reseller Agreement, dated May 1,1996 (filed as an exhibit to our Form 10-12G, File No. 000-25277).

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

21.1              Subsidiaries.*

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1 Stock Purchase Agreement, dated as of December 10, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee (filed as an exhibit to our Report on Form 8-K on December 16, 2004).

* Previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Securities Exchange Act of 1934, as amended, the Registrant's file number under the Exchange Act is 000-25277.