Form 10-Q
period 2005-06-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2005-08-16
CIK 1077050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2005
                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
             For the transition period from __________ to __________
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [_]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date. At August 12, 2005, the number of shares of common stock outstanding was 10,485,062.

Part I. - Condensed Financial Information

 Item 1. -  Condensed consolidated statement of net assets
            (liabilities) in liquidation as of July 1, 2005
            (Unaudited)                                                     1

            Condensed consolidated statement of changes in net assets
            (liabilities) in liquidation as of July 1, 2005 (Unaudited)     2

            Condensed consolidated balance sheet as of December 31,
            2004 (GOING CONCERN BASIS)                                      3

            Condensed consolidated statements of operations for
            the three months and six months ended June 30, 2005
            and 2004 (Unaudited - GOING CONCERN BASIS)                      4

            Condensed consolidated statement of shareholders' Equity (deficiency) for the six months ended June 30, 2005
            (Unaudited - GOING CONCERN BASIS)                               5

            Condensed consolidated statements of cash flows for
            the six months ended June 30, 2005 and 2004
            (Unaudited - GOING CONCERN BASIS)                               6

            Notes to condensed consolidated financial statements
            (Unaudited)                                                     7

Item 2. -   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             11

Item 3. -   Quantitative and Qualitative Disclosures About Market Risk      14

Item 4. -   Controls and Procedures                                         14

Part II - Other Information

Item 1. -   Legal Proceedings                                               15

Item 6. -   Exhibits                                                        15

Signature                                                                   16

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                         (UNAUDITED - LIQUIDATION BASIS)


                                                                   JULY 1,
                                                                      2005
                                                           ---------------
ASSETS
Cash and cash equivalents                                  $       658,100
Restricted cash                                                    207,200
Pre Petition unsecured accounts receivable, net
  of allowance for doubtful accounts of $242,900                   200,000
Pre Petition accounts receivable from
  unsecured creditors/customers                                    617,800
Post Petition accounts receivable secured by
  Micro Technology Concepts, Inc.                                  122,400
Post Petition unsecured accounts receivable                         29,200
Inventories                                                         30,000
Income tax refund receivable                                        73,500
Prepaid expenses                                                     1,800
Equipment                                                            2,100
Land and Building                                                3,600,000
                                                           ---------------
    Total assets                                           $     5,542,100
                                                           ===============

LIABILITIES
Pre Petition unsecured accounts payable                    $     2,435,700
Pre Petition secured note payable to Wells Fargo Bank            2,355,200
Pre Petition secured note payable to U.S. Small
  Business Administration (SBA)                                    752,200
Pre Petition secured loan payable to Textron
  Financial Corporation                                            250,100
Pre Petition secured payable to Micro Technology
  Concepts, Inc.                                                   679,800
Post Petition accounts payable and accrued expenses                 25,900
Post Petition secured accounts payable to Micro
  Technology Concepts, Inc.                                        228,700
Estimated costs to be incurred during liquidation
  Period                                                           177,800
                                                           ---------------
    Total liabilities                                            6,905,400
                                                           ---------------
NET LIABILITIES IN LIQUIDATION                             ($    1,363,300)
                                                           ===============

See accompanying notes to condensed consolidated financial statements

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIABILITIES)
                 IN LIQUIDATION (UNAUDITED - LIQUIDATION BASIS)

Shareholders' deficiency, June 30, 2005         ($    1,043,600)

Liquidation basis adjustments:
  Adjust assets and liabilities to fair value           141,900

  Accrued estimated costs of liquidation               (177,800)
                                                ---------------
NET LIABILITIES IN LIQUIDATION, July 1, 2005    ($    1,363,300)
                                                ===============

See accompanying notes to consolidated financial statements.

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (GOING CONCERN BASIS)

                                                         December 31,
                                                                 2004

                                                      ---------------
ASSETS
Current Assets:
Cash and cash equivalents                             $       543,800
Restricted cash                                               255,000
Accounts receivable, net of allowance for
doubtful accounts of $310,700                               3,661,100
Inventories                                                 2,488,900
Prepaid expenses and other current assets                     146,800
Assets from discontinued operations                           435,900
                                                      ---------------
Total Current Assets                                        7,531,500

Property and equipment, net                                 3,906,700
Restricted cash                                               250,000
Other assets                                                   16,200
Assets from discontinued operations                            36,300
                                                      ---------------
                                                      $    11,740,700
                                                      ===============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable                                      $     5,569,700
Floor plan inventory loans                                  2,243,100
Accrued expenses and other liabilities                        133,800
Notes payable                                                  71,900
Contingent settlement of Common Stock Warrants                  2,300
Liabilities from discontinued operations                       52,900
                                                      ---------------
Total Current Liabilities                                   8,073,700
                                                      ---------------
Notes Payable, less current portion                         3,031,500
                                                      ---------------
Shareholders' Equity:
4% Series A Convertible Preferred Stock;
600 shares designated, issued and outstanding
(liquidation value of $400,000)                               234,100
Common stock, $0.001 par value; 25,000,000
shares authorized; 10,485,062 shares issued
and outstanding                                                10,500
Additional paid-in capital                                  2,036,400
Accumulated deficit                                        (1,645,500)
                                                      ---------------
Total Shareholders' Equity                                    635,500
                                                      ---------------
                                                      $    11,740,700
                                                      ===============

      See accompanying notes to condensed consolidated financial statements

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited - GOING CONCERN BASIS)

                                           Three Months Ended                       Six Months Ended
                                                 June 30,                              June 30,
                                        -------------------------              -------------------------
                                               2005               2004               2005               2004
                                    ---------------    ---------------    ---------------    ---------------
Sales                               $       613,800    $    15,895,900    $     9,983,500    $    36,196,600
Cost of sales                               604,800         15,211,900          9,596,100         34,485,300
                                    ---------------    ---------------    ---------------    ---------------
Gross profit                                  9,000            684,000            387,400          1,711,300
Selling, general and
  administrative expenses                   590,800          1,124,900          1,685,600          2,404,300
                                    ---------------    ---------------    ---------------    ---------------
Loss from continuing operations
  before other income (expense)            (581,800)          (440,900)        (1,298,200)          (693,000)
                                    ---------------    ---------------    ---------------    ---------------
Other income (expense):
  Interest expense                          (72,800)           (42,400)          (124,200)           (82,800)
  Change in fair value of
   warrants issued                            1,200             12,100              2,300             43,400
  Loss on asset impairment                     (600)                --           (113,000)                --
  Other expense, net                        (33,600)            (8,300)            (6,000)           (14,700)
                                    ---------------    ---------------    ---------------    ---------------
Total other expense                        (105,800)           (38,600)          (240,900)           (54,100)
                                    ---------------    ---------------    ---------------    ---------------
Loss from continuing operations            (687,600)          (479,500)        (1,539,100)          (747,100)
                                    ---------------    ---------------    ---------------    ---------------
Discontinued operations:
  Income (loss) from discontinued
   operations of:
    Pacific Magtron (GA),Inc                 14,900            (69,600)          (140,000)          (111,600)

Accretion of discount and deemed
  dividend related to beneficial
  conversion of Series A
  Convertible Preferred Stock                (4,000)            (6,500)            (8,100)           (12,900)
Accretion of redemption value of
  Series A Convertible Preferred
  Stock                                          --             (3,300)                --             (6,500)
                                    ---------------    ---------------    ---------------    ---------------
Net Loss applicable to
  common shareholders               $      (676,700)   $      (558,900)   $    (1,687,200)   $      (878,100)
                                    ===============    ===============    ===============    ===============
Basic and diluted loss per share:
  Loss from continuing operations   $         (0.06)   $         (0.04)   $         (0.16)   $         (0.07)
  Loss from discontinued
    operations                                (0.00)             (0.01)             (0.01)             (0.01)
                                    ---------------    ---------------    ---------------    ---------------
  Net loss applicable to common
    shareholders                    $         (0.06)   $         (0.05)   $         (0.17)   $         (0.08)
                                    ===============    ===============    ===============    ===============
Shares used in basic and diluted
   per share calculation                 10,485,100         10,485,100         10,485,100         10,485,100
                                    ===============    ===============    ===============    ===============

See accompanying notes to consolidated financial statements.

              PACIFIC MAGTRON INTERNATIONAL CORP. AND Subsidiaries
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                        (Unaudited - GOING CONCERN BASIS)

                                                                                                   Retained
                                 Preferred Stock            Common Stock            Additional     Earnings
                                ------------------      -------------------          Paid-in    (Accumulated
                               Shares       Amount        Shares        Amount       Capital       Deficit)         Total
                            -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at December 31,
    2004                            600   $   234,100    10,485,062   $    10,500   $ 2,036,400   $(1,645,500)   $   635,500

Preferred stock accretion            --         8,100            --            --            --        (8,100)            --

Loss from operations                 --            --            --            --            --    (1,539,100)    (1,539,100)

Loss from discontinued
  Operations                         --            --            --            --            --      (140,000)      (140,000)

                            -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at June 30,
                     2005           600   $   242,200    10,485,062   $    10,500   $ 2,036,400   $(3,332,700)   ($1,043,600)
                            ===========   ===========   ===========   ===========   ===========   ===========    ===========

          See accompanying notes to consolidated financial statements.

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - GOING CONCERN BASIS)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                               2005              2004
                                                                         ---------------    ---------------
                                                                           (Unaudited)        (Unaudited)
CASH FLOWS (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:
  Net loss                                                               $    (1,687,200)   $      (878,100)
  Less: Accretion of dividend related to Series
         A Convertible Preferred Stock                                             8,100             12,900
        Accretion of redemption value of Series
         A Convertible Preferred Stock                                                --              6,500
        Loss from discontinued operation                                         140,000            111,600
                                                                         ---------------    ---------------
  Net loss from continuing operations                                         (1,539,100)          (747,100)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                               85,000            195,700
      Loss on asset impairment                                                   112,400                 --
      Provision for doubtful accounts                                            (79,000)            22,000
      Gain on sale of property and equipment                                      (1,900)                --
      Change in fair value of warrants                                            (2,300)           (43,400)
      Changes in operating assets and
        liabilities:
         Accounts receivable                                                   2,947,900            402,000
         Other receivables                                                            --            183,600
         Inventories                                                           2,458,900             44,500
         Prepaid expenses and other
            assets                                                                59,500            (10,200)
         Accounts payable                                                     (2,488,000)           521,800
         Accrued expenses and other liabilities                                  (47,000)            46,800
                                                                         ---------------    ---------------
NET CASH PROVIDED BY CONTINUING OPERATIONS                                     1,506,400            615,700
NET CASH PROVIDED BY (USED IN) DISCONTINUED
  OPERATIONS                                                                     148,600            (18,600)
                                                                         ---------------    ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      1,655,000            597,100
                                                                         ---------------    ---------------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                                    2,000                 --
                                                                         ---------------    ---------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                          2,000                 --
                                                                         ---------------    ---------------
CASH FLOWS USED IN FINANCING ACTIVITIES:
   Net decrease in floor plan inventory loans                                 (1,993,000)          (477,700)
   Decrease in restricted cash                                                   297,800             79,800
   Principal payments on notes payable                                           (32,400)           (32,400)
                                                                         ---------------    ---------------
NET CASH USED IN FINANCING ACTIVITIES                                         (1,727,600)          (430,300)
                                                                         ---------------    ---------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                               (70,600)           166,800

CASH AND CASH EQUIVALENTS FROM CONTINUING
  OPERATIONS:
  Beginning of period                                                            543,800          1,247,500
                                                                         ---------------    ---------------
  End of period                                                                  473,200    $     1,414,300
                                                                                            ===============

CASH AND CASH EQUIVALENTS FROM DISCONTINUED
  OPERATIONS                                                                     184,900
                                                                         ---------------

TOTAL CASH AND CASH EQUIVALENTS                                          $       658,100
                                                                         ===============

See accompanying notes to condensed consolidated financial statements

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. VOLUNTARY REORGANIZATION/LIQUIDATION UNDER CHAPTER 11

The consolidated financial statements of Pacific Magtron International Corp. (the "Company" or "PMIC") include its subsidiaries, Pacific Magtron, Inc. ("PMI"), Pacific Magtron (GA) Inc. ("PMIGA") and LiveWarehouse, Inc. ("LW"). PMI and PMIGA's principal activity consisted of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. LW distributes certain computer and electronics products and sells consumer computer products on the internet. PMIGA ceased its operation as of April 30, 2005.

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

Upon the filing of the petition in May 2005, the Company intended to form a joint venture with General Procurement, Inc. ("GPI") to continue the business operations. On May 16, 2005, the Court approved the Interim Management Agreement with GPI. Subsequent to the hearings on May 16, 2005, Micro Technology Concepts, Inc. ("MTC"), a major secured creditor of the Company, objected to the GPI deal and negotiated a similar joint venture agreement with the Company to replace the one entered into with GPI. The joint venture agreement included an interim management agreement whereby the joint venture partner, MTC, would take over management of the Company's sales and provide the Company with inventory on a secured basis while the Company sought approval of the joint venture as part of a plan of reorganization. On June 15, the Court approved the agreement with MTC. Under this agreement, MTC began supplying inventory to PMI which generated immediate sales totaling approximately $225,000. PMI management expected these sales to continue growing with MTC's support, and to provide momentum for the planned JV with MTC which was intended to be launched upon Court approval of the reorganization plan. On June 23, 2005, MTC informed the Company that it would not continue to perform under the Interim Management Agreement and would not agree to allow the Company to use MTC's cash collateral for any business purpose except for liquidating the remaining assets of the Company. The Company has been forced to cease business activities except those necessary to liquidate its remaining assets. On July 18, 2005, the Company filed the "Disclosure Statement to Accompany Debtors' Joint Liquidating Plan of Reorganization" detailing the liquidation plan and hearings were set for August 31, 2005. On August 1, 2005 PMI filed a lawsuit against MTC and several individuals, including two former employees of PMI. The complaint includes charges of breach of contract, among other things, and seeks damages as restitution.

Financial Statement Presentation
---------------------------------

Effective July 1, 2005, the Company adopted the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The Company has provided an estimated liquidation basis statement of net assets (liabilities) in its Form 10-Q for the quarterly period ended June 30, 2005. The valuation of assets and liabilities requires estimates and assumptions by management and there are substantial uncertainties in carrying out the liquidation plan. The amount and timing of future liquidating distribution to creditors and shareholders, if any, will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of the Company's assets, and the actual costs incurred in connection with carrying out the liquidation plan, including administrative costs during the liquidation period, and the timing of the liquidation. These estimates may vary significantly from the final amounts.

Prior to July 1, 2005, the Company had prepared its consolidated financial statements on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. PMIGA ceased its operation as of April 30, 2005. The activities, assets and liabilities of PMIGA were reclassified for reporting purposes as discontinued operations for all periods prior to June 30, 2005 shown in the accompanying condensed consolidated financial statements. The accompanying condensed consolidated financial statements and notes to these statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 2004. The interim financial information contained herein is unaudited; however, in management's opinion, all adjustments necessary for fair presentation of such financial information have been included.


2. RESTRICTED CASH

The Company's wholly owned subsidiary, PMI, obtained financing of $3,498,000 from Wells Fargo Bank for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (3.25% as of June 30, 2005) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration ("SBA") loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and is secured by the underlying property. The Company had violated certain financial covenant ratios in the loan agreement with Wells Fargo Bank of December 31, 2004 and was required to deposit $250,000 in a restricted cash account for debt services. As of June 30, 2005, $207,200 remained in the restricted cash account.


3. ACCOUNTS RECEIVABLE

The amounts of accounts receivable as of June 30, 2005 are estimated at their fair collectible values. During June 2005, the Company purchased inventories from MTC under the Interim Management Agreement. The Company also granted MTC the security interest of its receivables generated from sales of the products purchased from MTC after the Petition Date. As of June 30, 2005, receivables of $122,400 were secured by MTC.

The Company purchased products from certain vendors who were also customers of the Company. Due to the Company's non-payment of the due payable invoices, these customers/vendors are holding their payments on our invoices. The amount of receivables that were unpaid by these customers/vendors was $617,800 as of the Petition Date and June 30, 2005.

See Note 10 for motion filed by the Company to abandon the Pre Petition accounts receivable.

4. INCOME TAX REFUND RECEIVABLE

As of June 30, 2005, the Company anticipated a federal income tax refund resulted in carrying back the tax losses in 2002 to 1998.


5. LAND AND BUILDING

The net realizable value of the Company's facility in Milpitas, California is estimated to be $3,600,000 as of June 30, 2005 after deducting the normal transaction costs. The Company has not obtained a recent appraisal of the facility. The ultimate net proceeds from the sale of this facility could be materially different from the estimated value.


6. ESTIMATED COSTS TO BE INCURRED DURING LIQUIDATION PERIOD

The Company estimated the cost to be incurred to complete the liquidation of its assets. The actual costs incurred are also dependent of the length of time to liquidate the assets and might be materially different from the estimated amount.


7. SECURED CREDITORS OF PRE-PETITION DEBTS

The secured creditors of the Company' Pre-Petition debts are as follows:

Textron Financial Corporation ("Textron") - Textron is fully secured by the Company's accounts receivable, inventories, cash and other assets. As of June 30, 2005, the outstanding balance due to Textron was $250,100. The Company agreed and the Court approved that Textron be paid $100,000 per month beginning June 2005 until the outstanding balance is fully paid. The Company remitted $100,000 on June 27, 2005 and $100,000 on July 18, 2005 to Textron. See Note 10
for settlement with Textron in August 2005.

Wells Fargo Bank ("Wells Fargo") - Wells Fargo holds a first mortgage on the Company's land and building and funds in the Restricted Cash Account. The Company agreed and the Court approved that funds in the Restricted Account will be used to make the normal mortgage payments (currently $2,740 per month plus interest at 2.5% plus LIBOR, or a total of 5.75% at June 30, 2005). As of June 30, 2005, the outstanding amount due to Wells Fargo was $2,355,200.

Micro Technology Concept, Inc. ("MTC") - The Company's cash, accounts receivable, inventories and equipment are secured by MTC but subordinated to the security interest of Textron. As of June 30, 2005, the outstanding amount due to MTC for the payables before the Petition Date was $679,800.

U.S. Small Business Administration ("SBA") - SBA holds a second mortgage interest on the Company's land and building. Payments of $8,591 are due monthly. The unpaid balance at June 30, 2005 was $752,200.


8. FACILITY LEASE AND ASSIGNMENT OF CONTRACT

The Company had a contract with MarketPoint ("MP") whereby the Company provides warehouse and distribution services to MP. In July 2005, the Court has approved the assignment of MP contract from the Company to Encompass Group Affiliates, Inc. ("Encompass"), a wholly-owned subsidiary of Advanced Communications Technologies, Inc. which is a majority shareholder of the Company. The Court also approved the month-to-month lease of approximately 8,000 square feet of the Company's building to Encompass at $8,000 per month beginning July 2005.

9. TRANSACTIONS WITH FORMER STOCKHOLDERS/EXECUTIVES

In December 2004, two stockholders/executives (the "Stockholders") holding a collective majority interest in the Company entered into a Stock Purchase Agreement with Advanced Communications Technologies, Inc., a Florida corporation ("ACT"), pursuant to which ACT agreed to purchase from the Stockholders, and the Stockholders agreed to sell to ACT, an aggregate of 6,454,300 shares of the common stock of the Company (the "PMIC Shares") for the aggregate purchase price of $500,000. On December 30, 2004, the Stockholders and ACT closed on the sale of the PMIC Shares (the "Closing"). In connection with the sale, the Stockholders entered into employment agreements with the Company and ACT. The Employment Agreements, dated December 30, 2004, provided for a cash bonus of $225,000 each to be paid within 30 days of the Closing and other bonus and earn-out provisions payable in cash or in shares of common stock of ACT. Under the earn-out provisions, the Stockholders could have earned the right to receive in aggregate up to 99,999,999 shares of ACT's common stock. The Employment Agreements further provided that in the event the Company terminates the Employment Agreements without cause upon 30 days prior written notice, the Stockholders were entitled to 6 months severance pay.

On May 10, 2005, the Company terminated the Employment Agreements for "cause" pursuant to the terms of the Employment Agreements. No part of the bonuses has been paid. On May 11, 2005, ACT filed a complaint in the United States District Court for the Southern District of New York against the former officers and principal shareholders of PMIC, for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement.


10. SUBSEQUENT EVENTS

On July 18, 2005, the Company remitted $100,000 to Textron. On August 2, 2005, the Company settled with Textron for $202,559 for the principal and interest owed to Textron and legal costs incurred. Beginning August 2, 2005, Textron begins to charge an additional interest of $41 per day until payment is made. The Court has approved the settlement agreement. On August 9, 2005, the Company paid $202,887 to Textron for the settlement.

On July 11, 2005, PMI filed a motion to abandon and transfer the Pre Petition receivables and inventories to MTC. On August 2, 2005, the Court has approved the motion subject to the completion of the settlement with Textron described above.

On July 26, 2005, the Company filed a motion with the Court (a) to employ a special litigation counsel for handling the legal dispute arising under or related to the interim management agreement between the Company and MTC, and (b) to authorize the Company to obtain a $30,000 loan from ACT, a majority shareholder of PMIC. The proceeds of the loan from ACT will be used as payment to retain the special counsel for the MTC litigation. The loan would bear interest at prime rate and be secured by the third deed of trust of the Company's real property. The principal would be repaid in 9 months or upon the sale of the Company's real property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," "will," "continue," "seeks" and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Pacific Magtron International Corp. and each of its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I - Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Pacific Magtron International Corp. undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

As used herein and unless otherwise indicated, the terms "Company," "we," and "our" refer to Pacific Magtron International Corp. and each of its subsidiaries.


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

Upon the filing of the petition in May 2005, the Company intended to form a joint venture with General Procurement, Inc. ("GPI") to continue the business operations. On May 16, 2005, the Court approved the Interim Management Agreement with GPI. Subsequent to the hearings on May 16, 2005, Micro Technology Concepts, Inc. ("MTC"), a major secured creditor of the Company, objected to the GPI deal and negotiated a similar joint venture agreement with the Company to replace the one entered into with GPI. The joint venture agreement included an interim management agreement whereby the joint venture partner, MTC, would take over management of the Company's sales and provide the Company with inventory on a secured basis while the Company sought approval of the joint venture as part of a plan of reorganization. On June 15, the Court approved the agreement with MTC. Under this agreement, MTC began supplying inventory to PMI which generated immediate sales totaling approximately $225,000. PMI management expected these sales to continue growing with MTC's support, and to provide momentum for the planned JV with MTC which was intended to be launched upon Court approval of the reorganization plan. On June 23, 2005, MTC informed the Company that it would not continue to perform under the Interim Management Agreement and would not agree to allow the Company to use MTC's cash collateral for any business purpose except for liquidating the remaining assets of the Company. The Company has been forced to cease business activities except those necessary to liquidate its remaining assets. On July 18, 2005, the Company filed the "Disclosure Statement to Accompany Debtors' Joint Liquidating Plan of Reorganization" detailing the liquidation plan and hearings were set for August 31, 2005. On August 1, 2005 PMI filed a lawsuit against MTC and several individuals, including two former employees of PMI. The complaint includes charges of breach of contract, among other things, and seeks damages as restitution.

FINANCIAL STATEMENT PRESENTATION

Effective July 1, 2005, the Company adopted the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The Company has provided an estimated liquidation basis statement of net assets (liabilities) in its Form 10-Q for the quarterly period ended June 30, 2005. The valuation of assets and liabilities requires estimates and assumptions by management and there are substantial uncertainties in carrying out the liquidation plan. The amount and timing of future liquidating distribution to creditors and shareholders, if any, will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of the Company's assets, the actual costs incurred in connection with carrying out the liquidation plan, including administrative costs during the liquidation period, and the timing of the liquidation. These estimates may vary significantly from the final amounts.

Prior to July 1, 2005, the Company prepared its consolidated financial statements on the going-concern basis of accounting, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

LINES OF BUSINESS

We provided solutions to customers in several segments of the computer industry. Our business was organized into two divisions: PMI and LW. PMI, a subsidiary, provided for the wholesale distribution of computer multimedia and storage peripheral products and provided value-added packaged solutions to a wide range of resellers, vendors, OEMs and systems integrators. LW, a subsidiary, provided consumers a convenient way to purchase computer products via the internet. LW also distributed certain computer related products to resellers. As of April 30, 2005, PMIGA, a subsidiary, ceased its operations. PMIGA distributed PMI's products in the southeastern United States market. The activities of PMIGA for all periods had been reclassified for reporting purposes as discontinued operations.

RESULTS OF OPERATIONS

The Company relied on credit terms from its suppliers to fund inventory purchases. Vendors had progressively imposed more restrictive credit terms, such that, beginning in March 2005, the Company had been unable to fund purchases. Since then, the Company's business was limited to selling existing inventory with no ability to obtain credit to replenish or purchase other items our customers might need. The Company did not have the ability to fund the inventory purchases caused by the elimination of terms by vendors. The number of staff decreased from 58 employees on December 31, 2004 to 44 employees on March 31, 2005, to 24 employees on April 30, 2005 and to 5 on July 31, 2005.

Our consolidated sales were $613,800 for the quarter ended June 30, 2005 as compared to $15,895,900 for the quarter ended June 30, 2005. We also had a consolidated net loss of $676,700 for the three months ended June 30, 2005 as compared to $558,900 for the same period in 2004. We closed our operations in PMIGA as of April 30, 2005 and reported a loss of $140,000 for the six months ended June 30, 2005 as discontinued operations for reporting purposes.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had cash and cash equivalents of $658,100 and we also had $207,200 in a restricted account for the debt service for the Wells Fargo Bank mortgage loan.

During June 2005, the Company purchased inventories from MTC under the Interim Management Agreement. The Company also granted MTC the security interest of its receivables generated from sales of the products purchased from MTC after the Petition Date. As of June 30, 2005, receivables of $122,400 were secured by MTC. The amount due MTC for purchasing the inventories after the Petition Date was $228,700 as of June 30, 2005.


Prior to the Petition Date, the Company purchased products from certain vendors who were also customers of the Company. Due to the Company's non-payment of their due payable invoices, these customers/vendors are holding their payments on our invoices. The amount of receivables that were unpaid by these customers/vendors was $617,800 as of the Petition Date and June 30, 2005.

The secured creditors of the Company' Pre Petition debts are as follows:

Textron Financial Corporation ("Textron") - Textron is fully secured by the Company's accounts receivable, inventories, cash and other assets. As of June 30, 2005, the outstanding balance due to Textron was $250,100. The Company agreed and the Court approved that Textron be paid $100,000 per month beginning June 2005 until the outstanding balance is fully paid. The Company remitted $100,000 on June 27, 2005 and $100,000 on July 18, 2005 to Textron. On August 2,
2005, the Company settled with Textron for $202,559 for the principal and interest owed to Textron and legal costs incurred. Beginning August 2, 2005, Textron begins to charge an additional interest of $41 per day until payment is made. The Court has approved the settlement agreement. On August 9, 2005, the Company paid $202,887 to Textron for the settlement.

Wells Fargo Bank ("Wells Fargo") - Wells Fargo holds a first mortgage on the Company's land and building and funds in the Restricted Cash Account. The Company agreed and the Court approved that funds in the Restricted Account will be used to make the normal mortgage payments (currently $2,740 per month plus interest at 2.5% plus LIBOR, or a total of 5.75% at June 30, 2005). As of June 30, 2005, the outstanding amount due to Wells Fargo was $2,355,200.

Micro Technology Concept, Inc. ("MTC") - The Company's cash, accounts receivable, inventories and equipment are secured by MTC but subordinated to the security interest of Textron. As of June 30, 2005, the outstanding amount due to MTC for the payables before the Petition Date was $679,800.

U.S. Small Business Administration ("SBA") - SBA holds a second mortgage interest on the Company's land and building. Payments of $8,591 are due monthly. The unpaid balance at June 30, 2005 was $752,200.

On July 11, 2005, PMI filed a motion to abandon and transfer the Pre Petition receivables and inventories to MTC. On August 2, 2005, the Court has approved the motion subject to the completion of the settlement with Textron described above.

On July 26, 2005, the Company filed a motion with the Court (a) to employ a special litigation counsel for handling the legal dispute arising under or related to the interim management agreement between the Company and MTC, and (b) to authorize the Company to obtain a $30,000 loan from Advanced Communications Technologies, Inc. ("ACT"), a majority shareholder of PMIC. The proceeds of the loan from ACT will be used as payment to retain the special counsel for the MTC litigation. The loan would bear interest at prime rate and be secured by the third deed of trust of the Company's real property. The principal would be repaid in 9 months or upon the sale of the Company's real property. The date of the hearing on this motion has not been set.

OFF-BALANCE ARRANGEMENT

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to one of our bank loans with a $2,355,200 balance at June 30, 2005, which bears fluctuating interest based on the bank's 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term will not materially affect our financial conditions. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.


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

(b) Changes in Internal Controls Over Financial Reporting.
There were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Beginning on the Petition Date, the Company began to use another accounting software application to process its accounting data. Accordingly, certain internal control procedures have been redesigned.

PART II
ITEM 1. - LEGAL PROCEEDINGS

On May 11, 2005 (the "Petition Date"), PMIC, PMI and 3 direct and indirect wholly-owned subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re:
Pacific Magtron International Corporation, Inc., et al., Case No. BK-S-05-14325 LBR."

On August 1, 2005 PMI filed a lawsuit against MTC and several individuals, including two former employees of PMI. The complaint includes charges of breach of contract, among other things, and seeks damages as restitution.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

Our inventory financing facility with Textron, our mortgage loan with Wells Fargo Bank and our Small Business Administration Loan are in default. All of our loan agreements contain provisions that the filing of a voluntary petition in bankruptcy is a default under the loans. However, under bankruptcy law, those provisions are unenforceable. See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for more information about the outstanding amounts due under our loans with Wells Fargo Bank and the Small Business Administration and our settlement with Textron.

ITEM 6. - EXHIBITS
(a)  Exhibits                        Description                  Reference*

      3.1   Amended and Restated Articles of Incorporation           (1)

      3.2   Amended and Restated Bylaws                              (1)

      3.3   Amended and Restated Certificate of Designation
            of Preferences, Rights and Limitations of Series A
            Redeemable Convertible Preferred Stock                   (2)

      31.1  Certificate of Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002            **

      31.2  Certificate of Chief Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002            **

      32.1  Certification of Chief Executive Officer and Chief
            Financial Officer pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002                               **


(1) Incorporated by reference to the Company's registration statement on Form 10SB-12G filed January 20, 1999.
 (2) Incorporated by reference to the Company's Current Report on Form 8-K filed on January 5, 2005.

* In the case of incorporation by reference to documents filed by the Registrant under the Securities Exchange Act of 1934, as amended, the Registrant's file number under the Exchange Act is 000-25277.

** Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PACIFIC MAGTRON INTERNATIONAL
                                 CORP.,
                                 a Nevada corporationDate:
August 16, 2005
                                 By /s/ Martin Nielson
                                 --------------------------------
                                 Martin Nielson
                                 President and Chief Executive
                                 Officer