Form 10-Q
period 2005-09-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2005-11-14
CIK 1077050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2005
                                       OR

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date. At August 31, 2005, the number of shares of common stock outstanding was 10,485,062.

Part I. - Condensed Financial Information

       Item 1. - Condensed consolidated statement of net assets
                 (liabilities) in liquidation as of
                 September 30, 2005 (Unaudited)                                1

                 Condensed consolidated statement of changes in net
                 assets (liabilities) in liquidation for the three
                 months ended September 30, 2005 (Unaudited)                   2

                 Condensed consolidated balance sheet as of
                 December 31, 2004 (GOING CONCERN BASIS)                       3

                 Condensed consolidated statements of operations for
                 the six months ended June 30, 2005 and for the three
                 months and nine months ended September 30,
                 2004 (Unaudited - GOING CONCERN BASIS)                        4

                 Condensed consolidated statement of shareholders'
                 Equity (deficiency) for the six months ended
                 June 30, 2005 and for the nine months ended
                 September 30, 2004 (Unaudited - GOING CONCERN BASIS)          5

                 Condensed consolidated statements of cash flows for
                 the six months ended June 30, 2005 and nine months
                 ended September 30, 2004 (Unaudited -
                 GOING CONCERN BASIS)                                          6

                 Notes to condensed consolidated financial statements
                 (Unaudited)                                                7-12

       Item 2. - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       13-16

       Item 3. - Quantitative and Qualitative Disclosures About
                 Market Risk                                                  17

       Item 4. - Controls and Procedures                                      17

Part II - Other Information

       Item 1. - Legal Proceedings                                            17

       Item 3. - Defaults upon Senior Securities                              18

       Item 6. - Exhibits                                                     18

Signature                                                                     19

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                         (UNAUDITED - LIQUIDATION BASIS)

                                                                   SEPTEMBER 30,
                                                                      2005
                                                                   -----------
ASSETS
Cash                                                               $   409,300
Restricted cash                                                        150,300
Pre Petition unsecured accounts receivable, net
  of allowance for doubtful accounts of $81,900                         16,200
Pre Petition accounts receivable from unsecured
  creditors/customers                                                   17,000
Post Petition accounts receivable                                        6,000
Income tax refund receivable                                            73,500
Refundable insurance premiums                                           25,500
Equipment                                                                2,000
Land and Building                                                    4,200,000
                                                                   -----------
    Total assets                                                   $ 4,899,800
                                                                   ===========

LIABILITIES
Post Petition secured accounts payable to Micro
  Technology Concepts, Inc.                                            205,000
Post Petition accounts payable and other accrued expenses              225,600
Estimated costs to be incurred during liquidation
  Period                                                                84,600
Pre Petition secured note payable to Wells Fargo Bank,
  including interest of $12,000                                      2,319,800
Pre Petition secured note payable to U.S. Small
  Business Administration (SBA)                                        748,800
Pre Petition secured payable to Micro Technology
  Concepts, Inc.                                                       479,800
Pre Petition unsecured accounts payable                            $ 1,977,400
                                                                   -----------
    Total liabilities                                                6,041,000
                                                                   -----------
NET LIABILITIES IN LIQUIDATION                                     $(1,141,200)
                                                                   ===========

See accompanying notes to condensed consolidated financial statements

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIABILITIES)
                                 IN LIQUIDATION
                         (UNAUDITED - LIQUIDATION BASIS)

Shareholders' deficiency, June 30, 2005 (Going
  concern basis)                                                    $(1,043,600)

Liquidation basis adjustments:
  Adjust assets and liabilities to fair value                           312,800
  Abandonment of PMI accounts receivable
   and inventories (as ordered by the Court)                             67,300
  Payments in settlement with Textron Financial
   Corporation                                                          302,900
  Accrued interest and other costs paid to Textron
   Financial Corporation                                                (63,300)
  Payment of principal and interest to U.S. Small
   Business Administration (SBA)                                          8,600
  Payment of principal and interest to Wells Fargo
   Bank                                                                  57,100
  Accrued estimated costs of liquidation                               (424,000)
  Decrease in restricted cash                                           (56,900)
  Decrease in cash                                                     (248,800)
  Interest income and other income                                       (6,700)
  Rebate income from supplier                                           (21,600)
  Sale of inventories                                                   (23,600)
  Cost of inventories sold                                               12,800
  Selling expenses                                                          600
  Costs incurred during liquidation period                              351,000
  Net change in accounts receivable, refundable
   insurance premiums and post petition accounts
   payable and other accrued expenses                                  (365,800)
                                                                    -----------
NET LIABILITIES IN LIQUIDATION, September 30, 2005                  $(1,141,200)
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (GOING CONCERN BASIS)

                                                                   December 31,
                                                                       2004
                                                                   ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                        $    543,800
  Restricted cash                                                       255,000
  Accounts receivable, net of allowance for
       doubtful accounts of $310,700                                  3,661,100
  Inventories                                                         2,488,900
  Prepaid expenses and other current assets                             146,800
  Assets from discontinued operations                                   435,900
                                                                   ------------
Total Current Assets                                                  7,531,500

Property and equipment, net                                           3,906,700
Restricted cash                                                         250,000
Other assets                                                             16,200
Assets from discontinued operations                                      36,300
                                                                   ------------
                                                                   $ 11,740,700
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                 $  5,569,700
  Floor plan inventory loans                                          2,243,100
  Accrued expenses and other liabilities                                133,800
  Notes payable                                                          71,900
  Contingent settlement of Common Stock Warrants                          2,300
  Liabilities from discontinued operations                               52,900
                                                                   ------------
Total Current Liabilities                                             8,073,700
                                                                   ------------
Notes Payable, less current portion                                   3,031,500
                                                                   ------------
Shareholders' Equity:
    4% Series A Convertible Preferred Stock;
      600 shares designated, issued and outstanding
      (liquidation value of $400,000)                                   234,100
    Common stock, $0.001 par value; 25,000,000
      shares authorized; 10,485,062 shares issued
      and outstanding                                                    10,500
    Additional paid-in capital                                        2,036,400
    Accumulated deficit                                              (1,645,500)
                                                                   ------------
Total Shareholders' Equity                                              635,500
                                                                   ------------
                                                                   $ 11,740,700
                                                                   ============

      See accompanying notes to condensed consolidated financial statements

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited - GOING CONCERN BASIS)

                                                                          Six                    Three                     Nine
                                                                     Months Ended             Months Ended             Months Ended
                                                                       June 30,               September 30,            September 30,
                                                                         2005                     2004                     2004
                                                                     ------------             ------------             ------------
Sales                                                                $  9,983,500             $ 15,866,900             $ 52,063,500
Cost of sales                                                           9,596,100               15,136,000               49,621,300
                                                                     ------------             ------------             ------------
Gross profit                                                              387,400                  730,900                2,442,200
Selling, general and
  administrative expenses                                               1,685,600                  902,300                3,306,600
                                                                     ------------             ------------             ------------
Loss from continuing operations
  before other income (expense)                                        (1,298,200)                (171,400)                (864,400)
                                                                     ------------             ------------             ------------
Other income (expense):
  Interest expense                                                       (124,200)                 (39,200)                (122,000)
  Change in fair value of
   warrants issued                                                          2,300                    2,100                   45,500
  Loss on asset impairment                                               (113,000)                      --                       --
  Other expense, net                                                       (6,000)                  (7,500)                 (22,200)
                                                                     ------------             ------------             ------------
Total other expense                                                      (240,900)                 (44,600)                 (98,700)
                                                                     ------------             ------------             ------------
Loss from continuing operations                                        (1,539,100)                (216,000)                (963,100)
                                                                     ------------             ------------             ------------
Discontinued operations:
  Income (loss) from discontinued
   operations of:
    Pacific Magtron (GA),Inc                                             (140,000)                 (43,900)                (155,500)
    Frontline Network Consulting, Inc.                                         --                   93,300                   93,300
                                                                     ------------             ------------             ------------
Total income (loss) from discontinued
  operations                                                             (140,000)                  49,400                  (62,200)
                                                                     ------------             ------------             ------------
Accretion of discount and deemed
  dividend related to beneficial
  conversion of Series A
  Convertible Preferred Stock                                              (8,100)                  (6,600)                 (19,500)
Accretion of redemption value of
  Series A Convertible Preferred
  Stock                                                                        --                   (3,200)                  (9,700)
                                                                     ------------             ------------             ------------
Net Loss applicable to
  common shareholders                                                $ (1,687,200)            $   (176,400)            $ (1,054,500)
                                                                     ============             ============             ============
Basic and diluted loss per share:
  Loss from continuing operations                                    $      (0.16)            $      (0.02)            $      (0.09)
  Loss from discontinued
    operations                                                              (0.01)                   (0.00)                   (0.01)
                                                                     ------------             ------------             ------------
  Net loss applicable to common
    shareholders                                                     $      (0.17)            $      (0.02)            $      (0.10)
                                                                     ============             ============             ============
Shares used in basic and diluted
   per share calculation                                               10,485,100               10,485,100               10,485,100
                                                                     ============             ============             ============

See accompanying notes to condensed consolidated financial statements.

              PACIFIC MAGTRON INTERNATIONAL CORP. AND Subsidiaries
      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                        (Unaudited - GOING CONCERN BASIS)

                                                                                                            Retained
                                             Preferred Stock            Common Stock         Additional     Earnings
                                         ------------------------  ------------------------    Paid-in   (Accumulated
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

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - GOING CONCERN BASIS)

                                                      SIX MONTHS       NINE MONTHS
                                                     ENDED JUNE 30   ENDED SEPTEMBER
                                                          2005            2004
                                                      -----------     -----------
                                                      (Unaudited)      (Unaudited)
CASH FLOWS (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:
  Net loss                                            $(1,687,200)    $(1,054,500)
  Less: Accretion of dividend related to Series
         A Convertible Preferred Stock                      8,100          19,500
        Accretion of redemption value of Series
         A Convertible Preferred Stock                         --           9,700
        Loss from discontinued operation                  140,000          62,200
                                                      -----------     -----------
  Net loss from continuing operations                  (1,539,100)       (963,100)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                        85,000         260,200
      Loss on asset impairment                            112,400              --
      Provision for doubtful accounts                     (79,000)         25,000
      Gain on sale of property and equipment               (1,900)             --
      Change in fair value of warrants                     (2,300)        (45,500)
      Changes in operating assets and
        liabilities:
         Accounts receivable                            2,947,900        (415,000)
         Other receivables                                     --         185,200
         Inventories                                    2,458,900         278,900
         Prepaid expenses and other
            assets                                         59,500          14,500
         Accounts payable                              (2,488,000)       (260,000)
         Accrued expenses and other liabilities           (47,000)        (96,500)
                                                      -----------     -----------
NET CASH PROVIDED BY (USED IN) CONTINUING
  OPERATIONS                                            1,506,400      (1,016,300)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS              148,600          26,800
                                                      -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                            1,655,000        (989,500)
                                                      -----------     -----------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment             2,000           1,300
                                                      -----------     -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                   2,000           1,300
                                                      -----------     -----------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
   Net increase (decrease) in floor plan
     inventory loans                                   (1,993,000)        403,100
   Decrease in restricted cash                            297,800         214,900
   Principal payments on notes payable                    (32,400)        (49,100)
                                                      -----------     -----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                  (1,727,600)        568,900
                                                      -----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (70,600)       (413,900)

CASH AND CASH EQUIVALENTS FROM CONTINUING
  OPERATIONS:
  Beginning of period                                     543,800       1,491,700
                                                      -----------     -----------
  End of period                                           473,200     $ 1,072,400
                                                                      ===========

CASH AND CASH EQUIVALENTS FROM DISCONTINUED
  OPERATIONS                                              184,900
                                                      -----------

TOTAL CASH AND CASH EQUIVALENTS                       $   658,100
                                                      ===========

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

Bankruptcy Proceedings

As set forth in more detail below, the Company has filed a petition in bankruptcy. Although the petition was filed for reorganization under Chapter 11 of the Bankruptcy Code, the Company is currently not conducting any operations other than those necessary to liquidate its assets.

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

Upon the filing of the petition in May 2005, the Company intended to form a joint venture with General Procurement, Inc. ("GPI") to continue the business operations. On May 16, 2005, the Court approved the Interim Management Agreement with GPI. Subsequent to the hearings on May 16, 2005, Micro Technology Concepts, Inc. ("MTC"), a major secured creditor of the Company, negotiated a similar joint venture agreement with the Company to replace the one entered into with GPI. The joint venture agreement included an interim management agreement ("IMA") whereby the joint venture partner, MTC, would take over management of the Company's sales and provide the Company with inventory on a secured basis while the Company sought approval of the joint venture as part of a plan of reorganization.

On June 23, 2005, MTC informed the Company that it would not continue to perform under the Interim Management Agreement and would not agree to allow the Company to use MTC's cash collateral for any business purpose except for liquidating the remaining assets of the Company. The Company has been forced to cease business activities except those necessary to liquidate its remaining assets. On August 31, 2005, PMI filed a complaint against MTC alleging that MTC breached its obligation under the IMA and MTC filed a motion to convert the PMI case to a case under Chapter 7 of the United States Bankruptcy Code. On September 9, 2005, MTC filed a counterclaim against PMI.

On September 19, 2005, PMI and MTC reached a settlement by which the various issues between MTC and PMI have been settled and the litigation dismissed. The settlement agreement was approved by the Court on November 7, 2005.

On July 18, 2005, the Company filed the "Disclosure Statement to Accompany Debtors' Joint Liquidating Plan of Reorganization" detailing the liquidation plan, however, the Company did not receive the Court's approval for the plan. The Company anticipates filing an amended Plan and Disclosure Statement for both PMI and PMIGA on November 16, 2005 for hearing on December 8, 2005.

Financial Statement Presentation

Effective July 1, 2005, the Company adopted the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The Company has provided an estimated liquidation basis statement of net assets (liabilities) in its Form 10-Q as of September 30, 2005 and the statement of changes in net assets (liabilities) for the quarterly period ended September 30, 2005. The valuation of assets and liabilities requires estimates and assumptions by management and there are substantial uncertainties in carrying out the liquidation plan. The amount and timing of future liquidating distribution to creditors and shareholders, if any, will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of the Company's assets, and the actual costs incurred in connection with carrying out the liquidation plan, including administrative costs during the liquidation period, and the timing of the liquidation. These estimates may vary significantly from the final amounts.

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

2. RESTRICTED CASH

The Company's wholly owned subsidiary, PMI, obtained financing of $3,498,000 from Wells Fargo Bank for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (3.75% as of September 30, 2005) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration ("SBA") loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and is secured by the underlying property. The Company had violated certain financial covenant ratios in the loan agreement with Wells Fargo Bank of December 31, 2004 and was required to deposit $250,000 in a restricted cash account for debt services. As of September 30, 2005, $150,300 remained in the restricted cash account.

3. ABANDONMENT OF ACCOUNTS RECEIVABLE AND INVENTORIES

The amounts of accounts receivable as of September 30, 2005 are estimated at their fair collectible values and were recorded on the book of PMIGA.

On August 2, 2005, the Court authorized PMI to abandon its remaining accounts receivable and inventories to MTC. Under the settlement agreement between PMI and MTC on September 19, 2005, MTC agreed to reduce its pre petition claim by $200,000 and to reduce its post petition claim to $205,000 which was paid by the Company on November 11, 2005. The changes in assets and liabilities resulted from the abandonment are as follows:

Accounts receivable, net of allowance
  for doubtful accounts of $231,700                                   $ 714,500
Less payable to customers/vendors that could be
  used to offset accounts receivable                                   (577,300)
Inventories                                                                  --
Reduction of MTC's pre petition claim                                  (200,000)
Reduction of MTC's post petition claim                                   (4,500)
                                                                      ---------
Net decrease in liabilities                                           $ (67,300)
                                                                      =========

The Company purchased products from certain vendors who were also customers of the Company. Due to the Company's non-payment of the due payable invoices, these customers/vendors are holding their payments on our invoices. The amount of PMIGA's receivables that were unpaid by these customers/vendors was $17,000 as of September 30, 2005. The accounts receivable abandoned to MTC included the amount of $577,300 receivables that were unpaid by these customers/vendors.

4. INCOME TAX REFUND RECEIVABLE

As of September 30, 2005, the Company anticipated a federal income tax refund resulted in carrying back the tax losses in 2002 to 1998.

5. REFUNDABLE INSURANCE PREMIUMS

The Company was required to make installment payments for the workers' compensation insurance premiums based on the annual payroll amounts estimated at the beginning of 2005. As of September 30, 2005, the amounts paid by the Company were in excess of the estimated premiums by $25,500. The overpayment will be refundable to the Company upon the termination or the expiration date (December 31, 2005) of the policy.

6. LAND AND BUILDING

The net realizable value of the Company's facility in Milpitas, California ("the Facility") is estimated to be $4,200,000 based on the offer to sell the property as of September 30, 2005 after deducting the normal expected transaction costs. On September 15, 2005, PMI entered into an agreement of selling the Facility to a third party for $4,389,000. The sale agreement was subject to the Court's approval. On October 14, 2005, PMI sold the Facility to another party for $4,990,000 pursuant to a Court order on October 28, 2005. The net realizable value of the Facility as of September 30, 2005 is based on the first sale agreement for $4,389,000.

7. ESTIMATED COSTS TO BE INCURRED DURING LIQUIDATION PERIOD

The Company estimated the cost to be incurred to complete the liquidation of its assets. The actual costs incurred are also dependent of the length of time to liquidate the assets and might be materially different from the estimated amount. The amounts of accrued estimated costs of liquidation and costs incurred and other income and expenses from July 1, 2005 to September 30, 2005 are as follow:

Accrued estimated costs of liquidation                                $ 424,000

Costs incurred and other income and expenses
  during liquidation period:
       Costs incurred during liquidation period                         351,000
       Interest and other income                                         (6,700)
       Rebate income from supplier                                      (21,600)
       Sale of inventories                                              (23,600)
       Cost of inventories sold                                          12,800
       Selling expenses                                                     600
       Interest paid to Wells Fargo Bank and U.S. Small
        Business Administration                                          26,900
                                                                      ---------
                                                                        339,400
                                                                      ---------
Estimated costs to be incurred during liquidation
  as of September 30, 2005                                            $  84,600
                                                                      =========

8. SECURED CREDITORS OF PRE-PETITION DEBTS

The secured creditors of the Company' Pre-Petition debts are as follows:

Textron Financial Corporation ("Textron") - Textron was fully secured by the Company's accounts receivable, inventories, cash and other assets. As of September 30, 2005, the outstanding balance due to Textron was fully paid. The Company agreed and the Court approved that Textron be paid $100,000 per month beginning June 2005 until the outstanding balance is fully paid. The Company remitted $100,000 on June 27, 2005 and $100,000 on July 18, 2005 to Textron. On August 2, 2005, the Company settled with Textron, with the Court's approval, for $202,900 for the principal and interest owed to Textron and legal costs incurred.

Wells Fargo Bank ("Wells Fargo") - Wells Fargo holds a first mortgage on the Company's land and building and funds in the Restricted Cash Account. The Company agreed and the Court approved that funds in the Restricted Account will be used to make the normal mortgage payments (currently $2,740 per month plus interest at 2.5% plus LIBOR, or a total of 6.25% at September 30, 2005). As of September 30, 2005, the outstanding amount due to Wells Fargo was $2,319,800 which includes interest of $12,000.

U.S. Small Business Administration ("SBA") - SBA holds a second mortgage interest on the Company's land and building. Payments of $8,591 are due monthly. The unpaid balance at September 30, 2005 was $748,800.

Micro Technology Concept, Inc. ("MTC") - PMI's cash, accounts receivable and inventories are secured by MTC. As of September 30, 2005, the amount of PMI's cash secured by MTC was $212,100 and the accounts receivable and inventories had been abandoned to MTC.

As described in Note 1 to the condensed consolidated financial statements, PMI and MTC reached a settlement on September 19, 2005 on various issues between MTC and PMI. The agreement includes that (a) MTC will give a credit of $200,000 from its pre petition claim in full satisfaction of the accounts receivable and inventories MTC has received from PMI's abandonment (see Note 2 to the condensed consolidated financial statements), (b) PMI will dismiss the adversary proceeding against MTC and MTC will dismiss the counterclaim against PMI, (c) PMI agrees that MTC has an allowed post petition secured claim against PMI in the amount of $205,000 which will be paid within 5 days of entry of the Bankruptcy Court's order approving the settlement agreement, (d) MTC's pre petition claim is secured by PMI's cash, PMI's accounts receivable and inventories (abandoned to MTC) and PMI's unsecured claim for repayment from PMIGA but not PMI's real estate, (e) MTC waives $150,000 of that portion of its claim not satisfied by its collateral that may be remaining after the application of its security to its pre petition claim, and (f) MTC does not object that PMI has an allowed unsecured, non-priority claim against PMIGA in the amount of $524,317 and that LW has an allowed unsecured, non-priority claim against PMI in the amount of $389,644. The settlement agreement was approved by the Court on November 7, 2005. As of September 30, 2005, the amount of pre petition and post petition secured payable to MTC was $479,800 and $205,000, respectively. On November 11, 2005, the Company paid $205,000 to MTC for the post petition secured claim against PMI.

9. FACILITY LEASE AND ASSIGNMENT OF CONTRACT

The Company had a contract with MarketPoint ("MP") whereby the Company provides warehouse and distribution services to MP. In July 2005, the Court has approved the assignment of MP contract from the Company to Encompass Group Affiliates, Inc. ("Encompass"), a wholly owned subsidiary of Advanced Communications Technologies, Inc. which is a majority shareholder of the Company. The Company leases certain space in its facility to Encompass on a month-to-month basis. The Company has recorded a rental income of $6,000 for the quarter ended September 30, 2005 and a receivable from Encompass for $6,000 as of September 30, 2005.

10. TRANSACTIONS WITH FORMER STOCKHOLDERS/EXECUTIVES

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

11. EMPLOYMENT OF COUNSELS

On July 26, 2005, the Company filed a motion with the Court (a) to employ a special litigation counsel for handling the legal dispute arising under or related to the interim management agreement between the Company and MTC, and (b) to authorize the Company to obtain a $30,000 loan from ACT, a majority shareholder of PMIC. The proceeds of the loan from ACT would be used as payment to retain the special counsel for the MTC litigation. The loan would bear interest at 6.25%. The principal would be repaid in 9 months or upon the sale of the Company's real property. The legal dispute arising under the interim management agreement between the Company and MTC was settled on September 19, 2005 (see Note 8 to the condensed consolidated financial statements). The fees for the employment of the special litigation counsel incurred through September 30, 2005 were approximately $26,000. On October 27, 2005, PMI obtained a loan of $26,100 from ACT and the proceeds were used to pay for the special litigation counsel's fees.

The Company also incurs professional services from a bankruptcy counsel and independent accountants. As of September 30, 2005, the Company has accrued $186,100 for the fees owed to the special litigation counsel, the bankruptcy counsel and accountants and the accrued amount was included in Post Petition accounts payable and other accrued expenses in the accompanying condensed consolidated statement of net assets (liabilities) in liquidation.

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

OVERVIEW AND BANKRUPTCY PROCEEDINGS

As used herein and unless otherwise indicated, the terms "Company," "we," and "our" refer to Pacific Magtron International Corp. and each of its subsidiaries.

As set forth in more detail below, the Company has filed a petition in bankruptcy. Although the petition was filed for reorganization under Chapter 11 of the Bankruptcy Code, the Company is currently not conducting any operations other than those necessary to liquidate its assets.

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

Upon the filing of the petition in May 2005, the Company intended to form a joint venture with General Procurement, Inc. ("GPI") to continue the business operations. On May 16, 2005, the Court approved the Interim Management Agreement with GPI. Subsequent to the hearings on May 16, 2005, Micro Technology Concepts, Inc. ("MTC"), a major secured creditor of the Company, negotiated a similar joint venture agreement with the Company to replace the one entered into with GPI. The joint venture agreement included an interim management agreement ("IMA") whereby the joint venture partner, MTC, would take over management of the Company's sales and provide the Company with inventory on a secured basis while the Company sought approval of the joint venture as part of a plan of reorganization.

On June 23, 2005, MTC informed the Company that it would not continue to perform under the Interim Management Agreement and would not agree to allow the Company to use MTC's cash collateral for any business purpose except for liquidating the remaining assets of the Company. The Company has been forced to cease business activities except those necessary to liquidate its remaining assets. On August 31, 2005, PMI filed a complaint against MTC alleging that MTC breached its obligation under the IMA and MTC filed a motion to convert the PMI case to a case under Chapter 7 of the United States Bankruptcy Code. On September 9, 2005, MTC filed a counterclaim against PMI.

On August 2, 2005, the Court authorized PMI to abandon its remaining accounts receivable and inventories to MTC. The abandonment resulted in a net decrease in our liabilities by $63,600.

On September 19, 2005, PMI and MTC reached a settlement by which the various issues between MTC and PMI have been settled and the litigation dismissed. The settlement agreement was approved by the Court on November 7, 2005.

On September 15, 2005, PMI entered into an agreement of selling the real property at 1600 California Circle, Milpitas, California ("Facility") to a third party for $4,389,000. The sale agreement was subject to the Court's approval. On October 14, 2005, PMI rejected the prior sale agreement and sold its Facility to another party for $4,990,000 pursuant to a Court order entered on October 28, 2005.

On July 18, 2005, the Company filed the "Disclosure Statement to Accompany Debtors' Joint Liquidating Plan of Reorganization" detailing the liquidation plan, however, the Company did not receive the Court's approval for the plan. The Company anticipates filing an amended Plan and Disclosure Statement for both PMI and PMIGA on November 16, 2005 for hearing on December 8, 2005.

Financial Statement Presentation

Effective July 1, 2005, the Company adopted the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The Company has provided an estimated liquidation basis statement of net assets (liabilities) in its Form 10-Q as of September 30, 2005 and the statement of changes in net assets (liabilities) for the quarterly period ended September 30, 2005. The valuation of assets and liabilities requires estimates and assumptions by management and there are substantial uncertainties in carrying out the liquidation plan. The amount and timing of future liquidating distribution to creditors and shareholders, if any, will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of the Company's assets, and the actual costs incurred in connection with carrying out the liquidation plan, including administrative costs during the liquidation period, and the timing of the liquidation. These estimates may vary significantly from the final amounts.

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

CHANGES IN NET ASSETS (LIABILITIES) IN LIQUIDATION

Adjustment of Assets and Liabilities to Fair Value

Upon the adoption of liquidation basis of accounting, the Company adjusted its assets and liabilities to their fair value. The net adjustment amount was $312,800 for the quarter ended September 30, 2005. The net adjustment is primarily attributed to the $474,100 adjustment in value of the real estate. On September 15, 2005, PMI entered into an agreement of selling the Facility to a third party for $4,389,000. The sale agreement was subject to the Court's approval. On October 14, 2005, PMI sold its Facility to another party for $4,990,000 pursuant to a Court order entered on October 28, 2005.

Abandonment of PMI Accounts Receivable and Inventories

On August 2, 2005, the Court authorized PMI to abandon its remaining accounts receivable and inventories to MTC. Under the settlement agreement between PMI and MTC on September 19, 2005, MTC agreed to reduce its pre petition claim by $200,000 and to reduce its post petition claim to $205,000 for the abandoned receivables and inventories received. The abandonment resulted in a net decrease in our liabilities by $67,300.

Costs Incurred During Liquidation Period

The amount of costs incurred during the liquidation period from July 1, 2005 to September 30, 2005 was $351,000. The costs incurred primarily consist of $77,100 in salaries and related costs, $238,700 in legal and other professional fees, $19,700 in real property taxes and $14,600 in utilities costs. The Company has accrued an estimated cost of $424,000 for the liquidation period.

Other Items

During the quarter ended September 30, 2005, the Company liquidated certain of its inventories for $23,600 and received $21,600 of rebates earned prior to June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, PMI, PMIGA, LW and PMIC had cash in the amounts of $212,100, $161,100, $35,900 and $200, respectively. PMI's cash of $212,100 is secured by MTC. In addition, PMI has $150,100 in an account restricted for the use of servicing the monthly mortgage payments to Wells Fargo Bank. For the quarter ended September 30, 2005, the Company has incurred $351,000 in costs. Included in the costs incurred are legal fees of $186,100 which were accrued but not yet been paid as of September 30, 2005.

In June 2005, the Company agreed and the Court approved that Textron be paid $100,000 per month beginning June 2005 until the outstanding balance is fully paid. The Company remitted $100,000 on June 27, 2005 and $100,000 on July 18, 2005 to Textron. On August 2, 2005, the Company settled with Textron, with the Court's approval, for a total payment of $202,800 of which $139,500 was for the balance owed and $63,300 for interest and legal costs incurred.

The Company made its monthly mortgage payments to Wells Fargo Bank from its restricted cash. For the three months ended September 30, 2005, principal and interest totaled to $57,100 were paid to Wells Fargo Bank from the restricted cash account.

U.S. Small Business Administration ("SBA") holds a second mortgage interest on the Company's real property. Payments of $8,591 are due monthly. The Company has not been remitting the monthly payments since August 2005. As of September 30, 2005, the outstanding principal balance due SBA was $748,800.

On October 14, 2005, PMI entered into an agreement to sell its real estate to a third party for $4,990,000 pursuant to a Court order entered on October 28, 2005. On October 27, 2005, PMI obtained a loan of $26,100 from ACT and the proceeds were used to pay for the special litigation counsel's fees. The Company issued a promissory note which bears interest at 6.25% per annum and principal and interest are due in 9 months or upon the receipts of the proceeds from the sale of the Company's real estate. PMI and MTC reached a settlement on September 19, 2005 on various issues between MTC and PMI. The agreement includes that (a) MTC will give a credit of $200,000 from its pre petition claim in full satisfaction of the accounts receivable and inventories MTC has received from PMI's abandonment, (b) PMI will dismiss the adversary proceeding against MTC and MTC will dismiss the counterclaim against PMI, (c) PMI agrees that MTC has an allowed post petition secured claim against PMI in the amount of $205,000 which will be paid within 5 days of entry of the Bankruptcy Court's order approving the settlement agreement, (d) MTC's pre petition claim is secured by PMI's cash, PMI's accounts receivable and inventories (abandoned to MTC) and PMI's unsecured claim for repayment from PMIGA but not PMI's real estate, (e) MTC waives $150,000 of that portion of its claim not satisfied by its collateral that may be remaining after the application of its security to its pre petition claim, and (f) MTC does not object that PMI has an allowed unsecured, non-priority claim against PMIGA in the amount of $524,317 and that LW has an allowed unsecured, non-priority claim against PMI in the amount of $389,644. The court hearing date was set on October 31, 2005. The settlement agreement was approved by the Court on November 7, 2005. As of September 30, 2005, the amount of pre petition and post petition secured payable to MTC was $479,800 and $205,000, respectively. On November 11, 2005, the Company paid $205,000 to MTC for the post petition secured claim against PMI.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to one of our bank loans with a $2,307,800 balance at September 30, 2005, which bears fluctuating interest based on the bank's 90-day LIBOR rate. We believe that fluctuations in interest rates in the near term will not materially affect our financial conditions. We are not exposed to material risk based on exchange rate fluctuation or commodity price fluctuation.

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

In August 2005 PMI filed a lawsuit against MTC and several individuals, including two former employees of PMI. The complaint ("Adversary Proceeding") includes charges of breach of contract, among other things, and seeks damages as restitution. `On September 9, 2005, MTC filed an answer and counterclaim to the Adversary Proceeding naming PMI and two PMI's officers and executives as counter-defendants. On September 19, 2005, PMI, MTC and all other participating parties reached a global settlement resolving the issues raised in the Adversary Proceeding, the motion and the proposed plans of reorganization. The settlement agreement was approved by the Court on November 7, 2005.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

Our mortgage loan with Wells Fargo Bank and our Small Business Administration Loan are in default. All of our loan agreements contain provisions that the filing of a voluntary petition in bankruptcy is a default under the loans. However, under bankruptcy law, those provisions are unenforceable. See "Part I -
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for more information about the outstanding amounts due under our loans with Wells Fargo Bank and the Small Business Administration.

ITEM 6. - EXHIBITS

(a)  Exhibits                        Description                  Reference*

      3.1   Amended and Restated Articles of Incorporation            (1)

      3.2   Amended and Restated Bylaws                               (1)

      3.3   Amended and Restated Certificate of Designation of
            Preferences, Rights and Limitations of Series A
            Redeemable Convertible Preferred Stock                    (2)

      10.1  Agreement of Purchase and Sale and Joint Escrow
            Instructions                                              (3)

      10.2  Settlement Agreement Affecting Adversary Proceeding,
            Payment of Claims and Plans of Reorganization             **

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

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on January 5, 2005.

(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 1, 2005.

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

                                 PACIFIC MAGTRON INTERNATIONAL CORP.,
                                 a Nevada corporation
Date: November 14, 2005

                                 By /s/ Martin Nielson
                                 -----------------------------------------
                                 Martin Nielson
                                 President and Chief Executive
                                 Officer