Form 10-K
period 2005-12-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2006-05-01
CIK 1077050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K


(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                       OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $419,400 based on the average bid and asked price as reported on the Overt-the-Counter Bulletin Board.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY heck mark whether the registrant has filed all documents

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

At January 25, 2006 the number of shares of common stock outstanding was 10,485,062

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

The following statement is made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. Pacific Magtron International Corp. and subsidiaries (the "Company") may make certain statements in this Annual Report on Form 10-K, including, without limitation, statements that contain the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or accomplishment of Pacific Magtron International Corp. and each of its subsidiaries to be materially different from any future results, performance or accomplishment expressed or implied by such forward-looking statements. Forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our financial condition. We do not undertake any obligation to revise these forward-looking statements to reflect events or circumstances arising after the date of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS

GENERAL

As used in this document and unless otherwise indicated, the terms "Company," "PMIC," "we," "our" or "us" refer to Pacific Magtron International Corp., a Nevada corporation and its subsidiaries. Our offices are at 1600 California Circle, Milpitas, California 95035 and our telephone number is 408-956-8888.

Our primary business had been to distribute computer peripheral products through our wholly owned subsidiaries, Pacific Magtron, Inc. (PMI), Pacific Magtron
(GA), Inc. (PMIGA), and LiveWarehouse, Inc. (LW). Our business was organized into three divisions: PMI, PMIGA and LW.

The Company had historically relied on credit terms from its suppliers to fund inventory purchases. Our vendors progressively imposed more restrictive credit terms, such that, during the first quarter of 2005, we were unable to fund purchases and were limited to selling existing inventory with no ability to replenish or purchase inventory. In addition, we did not have the ability to draw on lines of credit to fund the shortfall caused by the elimination of terms by our vendors. We drastically reduced our staff during the first quarter 2005. Because of the reduced sales caused by the lack of new inventory, we were not able to pay our obligations on a timely basis.

As set forth in more detail below, the Company filed a petition in bankruptcy. Although the petition was filed for reorganization under Chapter 11 of the Bankruptcy Code, the Company did not conduct any operations after the second quarter 2005 other than those necessary to liquidate its assets.

STATUS OF BANKRUPTCY PROCEEDINGS

On May 11, 2005 (the "Petition Date"), PMIC, PMI, PMIGA and LW filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re: Pacific Magtron International Corporation, Inc., et al., Case No.BK-S-05-14325 LBR" (the "Bankruptcy Proceedings"). As of December 31, 2005, PMIC had 2 part-time employees, all of whom were non-union, and 2 executive officers.

Upon the filing of the petition in May 2005, PMI intended to form a joint venture with General Procurement, Inc. ("GPI") to continue the business operations. On May 16, 2005, the Court approved the Interim Management Agreement with GPI. Subsequent to the hearings on May 16, 2005, Micro Technology Concepts, Inc. ("MTC"), a major secured creditor of PMI, negotiated a similar joint venture agreement with PMI to replace the one entered into with GPI. The joint venture agreement included an interim management agreement ("IMA") whereby the joint venture partner, MTC, would take over management of PMI's sales and provide PMI with inventory on a secured basis while PMI sought approval of the joint venture as part of a plan of reorganization.

On June 23, 2005, MTC informed PMI that it would not continue to perform under the IMA and would not agree to allow PMI to use MTC's cash collateral for any business purpose except for liquidating the remaining assets of PMI. PMI was forced to cease business activities except those necessary to liquidate its remaining assets. On August 31, 2005, PMI filed a complaint against MTC alleging that MTC breached its obligation under the IMA, and MTC filed a motion to convert the PMI case to a case under Chapter 7 of the United States Bankruptcy Code. On September 9, 2005, MTC filed a counterclaim against PMI.

On August 2, 2005, the Court authorized PMI to abandon its remaining accounts receivable and inventories to MTC. The abandonment resulted in a net decrease in our liabilities of approximately $67,300.

On September 19, 2005, PMI and MTC reached a settlement by which the various issues between MTC and PMI were settled and the litigation dismissed. The settlement agreement between PMI and MTC was approved by the Court on November 7, 2005.

On September 15, 2005, PMI entered into an agreement to sell the real property at 1600 California Circle, Milpitas, California ("Facility") to a third party for $4,389,000. The sale agreement was subject to the Court's approval. On October 14, 2005, PMI rejected the prior sale agreement and sold its Facility to another party for $4,990,000 pursuant to a Court order entered on October 28, 2005. The escrow was closed on November 23, 2005. A portion of the proceeds from the sale of the building was used to repay the first mortgage loan with Wells Fargo Bank and the second mortgage loan with the U.S. Small Business Administration. The cash, amounting to $119,701, in a restricted account was released by Wells Fargo Bank upon the repayment of the mortgage loan. The amount in the restricted account was immediately transferred to MTC in compliance with the Court's order.

On July 18, 2005, the Company filed the "Disclosure Statement to Accompany Debtors' Joint Liquidating Plan of Reorganization" detailing the liquidation plan, however, the Company did not receive the Court's approval for the plan. On December 23, 2005, PMI and PMIGA filed an Amended Disclosure Statement to Accompany PMI's Second Amended Plan of Liquidation and PMIGA's Second Amended Plan of Liquidation ("the PMI & PMIGA Plan"). On January 30, 2006, the Court entered an order (Docket No. 507) ("Confirmation Order") approving and confirming the PMI & PMIGA Plan. The effective date of the PMI & PMIGA Plan was February 10, 2006 ("the Effective Date").

On January 30, 2006, PMIC and LW filed a separate Disclosure Statement to Accompany Third Amended Plans of Reorganization for PMIC and LW ("the PMIC & LW Plan"). The Court authorized PMIC and LW to send the PMIC & LW Plan and ballots to creditors and PMIC's shareholders to vote on the PMIC & LW Plan. The deadline for voting on the PMIC & LW Plan was February 24, 2006 and the hearing on the confirmation of the PMIC & LW Plan was scheduled for April 10, 2006. The confirmation hearing was continued pending consideration of a motion for approval of a settlement of litigation with PMIC's former executive officers and a Fourth Amended Plan of Reorganization taking that settlement into account. The motion for approval of the Settlement and the Fourth Amended Plan are being filed with the bankruptcy court on or about the date of filing this Annual Report.


SUMMARY OF THE PMI & PMIGA PLAN

The following is a summary of the material features of the PMI & PMIGA Plan. This summary highlights only certain provisions of the PMI & PMIGA Plan and is not a complete description of that document. Therefore, this summary is qualified in its entirety by reference to the full text of the PMI & PMIGA Plan, a copy of which is part of Exhibit 2.1 to PMIC's Current Report on Form 8-K filed on February 3, 2006.

The PMI & PMIGA Plan treats the assets and debts of each of the entities as a separate case. Under the PMI & PMIGA Plan, PMI was required to disburse the funds in the formerly blocked account at Wells Fargo Bank to Micro Technology Concepts, Inc. ("MTC"), a secured Creditor, on the Effective Date. However, pursuant to a separate court order, PMI previously distributed theses funds to MTC. On the Effective Date, PMI was required to (a) make full payment to its administrative, priority and administrative convenience class creditors, (b) disburse not less than 75% of its remaining available funds to its unsecured, non-priority creditors, and (c) pay the balance of its funds to the trustee of the PMI Creditor Trust. On the Effective Date, PMIGA was required to (a) make full payment to its administrative creditors, (b) disburse not less than 75% of its available funds to its unsecured, non-priority creditors, and (c) pay the balance of its funds to the trustee of the PMIGA Creditor Trust.

Classification and Treatment of Claims and Interests
1. Class 1 (Priority Claims of PMI) was to be paid in full from the assets of PMI on the Effective Date. These claims consisted of pre-petition employee wage and commission claims, payroll taxes and employee benefits (health insurance and 401(k) contributions). Cash distributions of $932 were paid on the Effective Date.

2. Class 2 (Administrative Convenience Class of PMI) was to be paid in full from the assets of PMI on the Effective Date. These claims were those of pre-petition unsecured creditors of PMI whose claims were $100 or less or who agreed to reduce their claim to $100. Most of these claims were for rebates promised by PMI to retail customers of PMI's wholesale customers. The total amount of these claims was $43,937 and was paid on the Effective Date.

3. Class 3A (unsecured creditors of PMI including the unsecured portion of the claim of MTC) was to be paid from the liquidation of the assets of PMI. On the Effective Date, PMI (a) made a partial distribution of not less than 75% of the cash assets of PMI to holders of undisputed, allowed claims in this class and
(b) reserved funds for disputed claims and administrative expenses. A total cash amount of $314,836 was distributed on the Effective Date to the holders of undisputed, allowed claims in this class, excluding MTC and LW. PMI has also reserved $84,095 for disputed claims. In addition, PMI has withheld distribution of $478,152 from those claims filed by those creditors that were alleged to have received preferences or other avoidable transfers or payments from PMI within 90 days of the Petition Date ("Preference Claims").

4. Class 3B consisted of the unsecured claim of LW. On the Effective Date, PMI transferred its physical assets consisting of miscellaneous computers, desks, chairs, office equipment, warehouse racks and equipment to LW for a $15,000 credit which was deducted from the payment to LW. LW shared pro rata with Class 3A after taking into account the credit for the transfer of the physical assets. LW received a cash payment $142,085 from PMI's distribution on the Effective Date.

5. Class 4 (secured creditor) consisted solely of MTC. Pursuant to the settlement agreement with MTC, MTC's pre-petition claim against PMI is set at $679,847. MTC has no lien and has no claim against PMIC, PMIGA and LW. MTC was partially secured by (a) a lien on PMI's cash, inventory, equipment and accounts receivable and their proceeds, and (b) a lien on PMI's bank accounts. Pursuant to Court order, the inventory and accounts receivable of PMI have been abandoned to MTC. Pursuant to the settlement agreement with MTC, the liquidation value of the inventory and the accounts receivable is set at $200,000. In addition, MTC is secured by a lien on PMI's bank accounts (including the blocked account at Wells Fargo Bank) and the "pre-building sale" account at Union Bank, neither of which accounts hold proceeds from the sale of PMI's building or the proceeds of avoidance actions. After the sale of PMI's building in November 2005, MTC had a first lien on the bank accounts. A total of $125,688 from these accounts was paid to MTC. Pursuant to the settlement agreement with MTC, it was agreed that

PMI has a $524,317 claim against PMIGA and such claim was subject to MTC's security interest. MTC received a partial cash distribution of $89,217 from PMIGA on the Effective Date. MTC is also to receive a refund from PMI's workers compensation insurer in the approximate amount of $25,500. Thus, MTC has received $440,405 on its collateral and have an unsecured claim of $239,442. Pursuant to the settlement agreement with MTC, MTC reduced its unsecured claim by $150,000. MTC has an unsecured claim of $89,442 and is treated as a Class 3 claim. On the Effective Date, MTC received $35,880 cash distribution from PMI as a Class 3 unsecured creditor.

6. Class 5 (unsecured creditors of PMIGA) was to be paid from PMIGA's funds after reducing for administrative expenses. On the Effective Date, PMIGA was required to first pay in full for claims of any government creditors. Then, PMIGA was required to make partial distribution of not less than 75% of the cash assets of PMIGA to holders of undisputed, allowed claims in this class. Pursuant to the settlement agreement with MTC, it was agreed that PMI has a $524,317 claim against PMIGA and such claim was subject to MTC's security interest. Funds amounting to $5,896 were reserved for disputed claims and administrative expenses. On the Effective Date, $89,217 was distributed to MTC as a Class 5 creditor and $28,470 was distributed to other Class 5 creditors.

7. Class 6 (PMIC, the sole shareholder of PMI) retained nothing.

8. Class 7 (PMI, the sole shareholder of PMIGA) retained nothing.


On the Effective Date, the remaining balances of the assets of PMI and PMIGA and the reserve for the disputed claims and Preference Claims were to be delivered to the PMI Creditor Trust and PMIGA Creditor Trust, respectively. The remaining assets of PMI and PMIGA on the Effective Date were approximately $228,000 and $21,800, respectively.

PMI has filed claims against various vendors who received payment within 90 days of the Petition Date. These payments are called "Preferences." A Preference occurs when a debtor treats one creditor more favorably than another. A creditor receiving a Preference may be forced to restore it to the debtor's estate. Any preferences recovered will be paid to the PMI Creditors Trust to be distributed to Class 3 creditors.

SUMMARY OF PMIC & LW PLAN
The following is a summary of the material features of the PMIC & LW Plan. This summary highlights only certain provisions of the PMIC & LW Plan and is not a complete description of that document. Therefore, this summary is qualified in its entirety by reference to the full text of the PMIC & LW Plan, a copy of which is attached as part of Exhibit 99.1 to PMIC's Current Report on Form 8-K filed on February 3, 2006.

The PMIC & LW Plan treats the assets and debts of each of PMIC and LW separately. Under the PMIC & LW Plan, non-insider Creditors holding Allowed Unsecured Claims against PMIC will receive a fifty percent (50%) initial distribution on account of such claims, provided that the total distribution to be made to holders of Allowed Claims other than Class 1 shall not exceed $120,000, which shall be distributed pro rata to the creditors of PMIC. On the effective date of the PMIC & LW Plan, PMIC will merge with Herborium, Inc., a provider of proprietary, natural and complimentary healthcare products, and shall be the surviving operating entity post-merger (the "Herborium Merger"). LW will be reorganized and remain a wholly-owned subsidiary of PMIC. ACT shall contribute up to $50,000 on behalf of PMIC's shareholders to effectuate the PMIC & LW Plan. The existing stock of PMIC shall be cancelled, and new stock shall be issued. With respect to the Class 6 equity interest of ACT, new stock issued directly to the shareholders of ACT subject to the dilution of such interests upon plan consummation and the corresponding Herborium Merger. The existing Series A Convertible Preferred Stock of PMIC shall be converted to 800,000 shares of PMIC common stock or 0.74% of Herborium post-merger. ACT's shareholders shall own 10.55% of Herborium post-merger; PMIC's current common stockholders shall own 3.71% of Herborium post-merger; and Herborium's current stockholders shall own 85% of Herborium post-merger.

Classification and Treatment of Claims and Interests

PMIC
1.    Unclassified Claims
      Administrative claims and priority tax claims (except as to the claim of the Internal Revenue Service (the "IRS") treated under Class 3) are not classified for purposes of voting or receiving distributions under the PMIC & LW Plan. Unclassified claims will be paid in full.

2.    Class 1 claims
      Class 1 claims consist of priority claims other than the unclassified claims as described above and will be paid in full in cash.

3.    Class 2 claims
      Class 2 claims are unsecured claims of PMIC and will be paid in cash an initial distribution equal to 50% of the claim amounts.

4.    Class 3 claims
      Class 3 claim consist of the claim of the IRS. Such claim was amended by the IRS to $0.00 in November 2005.

5.    Class 4 claims
      Class 4 claims consist of the subordinated claims of 2 former executives ("Former Executives") of PMIC. No distributions will be made to the Class 4 claims unless such claims are determined to be allowed claims. PMIC has filed a motion with the Court requesting (i) that the Subordinated Claims of the Former Executives be estimated at no more than $25,000 for voting and distribution purposes, and (ii) with respect to the Subordinated Claims, that PMIC be permitted to take discovery in connection with any estimation hearing before the Court. For purposes of confirmation of the PMIC & LW Plan, PMIC shall establish a reserve for Disputed Claims (including the Subordinated Claims) not to exceed $25,000, and entry by the Court of a final order estimating the total Subordinated Claims at no more than $25,000 for voting and distribution purposes shall be a condition precedent to confirmation of the PMIC & LW Plan.

6.    Class 5 claims
      Class 5 claim consists of the claim of Hartford Insurance Company for pre-petition workers compensation premiums for employees of PMI. This claim is disallowed under the PMIC & LW Plan.

7.    Class 6 claims
      Class 6 claims consist of the equity interests of PMIC shareholders other than the holder of PMIC's Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The existing common shares of PMIC will be cancelled and new stock will be issued.

8.    Class 7 claims
      Class 7 claim consists of the equity interests of the holder of PMIC's Series A Preferred Stock. The existing Series A Preferred Stock will be converted into 800,000 shares of PMIC common stock. These shares will represent 0.74% of Herborium post-merger.

LW
1.    Unclassified Claims
      Administrative claims and priority tax claims are not classified for purposes of voting or receiving distributions under the PMIC & LW Plan. Unclassified claims will be paid in full.

2.    Class 1 claims
      Class 1 claims consist of priority claims other than the unclassified claims as described above and will be paid in full in cash. LW estimated that the allowed claims in this Class are zero.

3.    Class 2 claims
      Class 2 claims are unsecured claims of LW and will be paid a Pro Rata distribution from available cash of LW.

4.    Class 3 claims
      Class 3 shall consist of PMIC's equity interest in LW. PMIC shall retain such interest.

SUMMARY OF PROPOSED SETTLEMENT WITH FORMER EXECUTIVES

On April 12, 2006, ACT and Theodore S. Li and Cynthia Lee (also referred to herein collectively as the "Former Executives") entered into a binding letter agreement with respect to the settlement of certain litigation proceedings and potential claims involving ACT, PMIC, Encompass, the Former Executives, Martin Nielson and Wayne Danson. The provisions of this settlement are being incorporated into a Settlement Agreement to which PMIC and its subsidiaries will be a party to upon bankruptcy court approval.

Background

On December 10, 2004, Mr. Li and Ms. Lee, the holders of a collective majority interest in PMIC entered into a Stock Purchase Agreement (the

"Stock Purchase Agreement") with ACT, pursuant to which ACT agreed to purchase from Mr. Li and Ms. Lee an aggregate of 6,454,300 shares of the common stock of PMIC for the aggregate purchase price of $500,000, which shares represented 61.56% of the then currently issued and outstanding common stock of PMIC. ACT satisfied the purchase price by delivering two convertible promissory notes (the "Convertible Notes") in the principal amounts of $166,889 and $333,111 to Mr. Li and Ms. Lee, respectively. The transactions contemplated by the Stock Purchase Agreement closed on December 30, 2004. The transactions contemplated by the Stock Purchase Agreement and the Convertible Notes are described in more detail below under Part III, Item 13. Certain Relationships and Related Transactions in this Annual Report on Form 10-K.

In connection with the above-mentioned transaction, Mr. Li and Ms. Lee entered into employments agreements (the "Employment Agreements") with PMIC, ACT and ACT's wholly-owned subsidiary, Encompass Group Affiliates, Inc. ("Encompass"), to serve as PMIC's Chief Financial Officer and Senior Vice President, respectively. In addition to base salaries and other compensation, the Employment Agreements provided for payment of a signing bonus of $225,000 to each of Mr. Li and Ms. Lee on or before January 29, 2005. No part of these bonuses was previously paid by PMIC. The terms and conditions of the Employment Agreements are described in more detail under Part III, Item 13. Certain Relationships and Related Transactions in this Annual Report on Form 10-K.

On May 10, 2005, PMIC terminated the Employment Agreements of Mr. Li and Ms. Lee alleging "cause" pursuant to the terms of such agreements. On May 11, 2005, ACT filed a complaint in the United States District Court for the Southern District of New York against Mr. Li and Ms. Lee for the recovery of damages and costs for securities fraud, breach of contract, misrepresentation and other counts in connection with the Stock Purchase Agreement (the "New York Action").

In January 2006, Mr. Li and Ms. Lee brought suit in the California Superior Court, Santa Clara County against ACT and Encompass and certain of their officers and directors (the "California Action") alleging, among other things, fraud, intentional misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, violation of the California Labor Code, violation of the Business of Professions Code of California, and defamation. In addition, the Former Executives filed proofs of claim in the bankruptcy court relating to their employment agreements.

Terms and Conditions of Proposed Settlement

Following is a summary of the material terms and conditions of the letter agreement entered into among ACT and Mr. Li and Ms. Lee and the proposed Settlement Agreement to which PMIC would be a party upon bankruptcy court approval:

o Upon the closing of the Herborium Merger and the occurrence of the effective date of the PMIC & LW Plan, ACT will pay Mr. Li and Ms. Lee $325,000. PMIC will reimburse ACT for a portion of this payment using available cash or other assets remaining in the PMIC bankruptcy estate after final distribution under PMIC and LW's Fourth Amended Plan.

o     PMIC  will  issue  Mr.  Li  and  Ms.  Lee  an   aggregate   of   1,750,000
      freely-tradable shares of Herborium common stock ("Herborium Stock") with a minimum value of $.10 per share subject to the following conditions:

      (a) such shares will be subject to a lock-up period of 150 days after issuance during which Mr. Li and Ms. Lee may only sell the shares for $.10 per share or greater; if the price per share is less than $.10 per share at the end of the lock-up period, then ACT will "top up" the value provided to Mr. Li and Ms. Lee by delivering either cash equal to $.10 minus the price per share on said date times the number of shares still held, or additional Herborium shares which would otherwise be issued to ACT or its stockholders under the Fourth Amended Plan having a value equal to said the same amount;

      (b) ACT's obligation to "top up" Mr. Li's and Ms. Lee's shares of Herborium Stock shall be collateralized by 1,750,000 shares of Herborium Stock held by ACT which will be placed in escrow upon the earliest date that such shares can be issued following the Herborium Merger;

      (c) in the event that the Herborium Merger does not occur, Mr. Li and Ms. Lee will receive the $325,000 and $175,000 worth of shares of ACT's common stock on the 76th day following execution of the Settlement Agreement. On the date upon which the Bankruptcy Court approves this settlement, 87,500,000 shares of ACT's common stock will be placed in escrow at an estimated value of $.002 per share, which shares will be deemed to be issued pursuant to the Convertible Notes. The shares will be released from escrow to Mr. Li and Ms. Lee based upon the closing price as of the 75th day or the next preceding business day and shall be "topped up" to $.002 per share if the arms length third party closing price is below $.002. If the Herborium Merger occurs these shares shall immediately be released to ACT.

o Mr. Li and Ms. Lee will each receive a reference letter from PMIC that relates to the circumstances of their employment with PMIC.

o Mr. Li and Ms. Lee will execute broad general releases in favor of ACT, PMIC, Encompass and each of their subsidiaries and their directors, employees, heirs, insurers, attorneys and agents from any and all claims, including but not limited to those that have or could have been brought in connection with the New York Action, the California Action or in any of the Bankruptcy Proceedings or under the Stock Purchase Agreement or the Employment Agreements. ACT, PMIC and Encompass and each of their subsidiaries will execute similar releases in favor of Mr. Li and Ms. Lee. This settlement will not be construed as an admission of liability by any party. The parties further agree not to instigate or participate in any future litigation or proceeding against any released party based upon events occurring prior to the settlement.

o The parties agree to cause any and all pending litigation between them to be dismissed with prejudice as soon as practical following the payment of consideration contemplated by this settlement.

o This settlement will be subject to approval by the Bankruptcy Court in the Bankruptcy Proceedings and will be incorporated in the PMIC & LW Plan, and the Bankruptcy Court will retain jurisdiction to enforce the settlement. Mr. Li and Ms. Lee will withdraw their proofs of claims in the PMIC Bankruptcy Proceedings and their objections to the confirmation of the PMIC & LW Plan.

o Each party will bear its own costs and attorneys' fees incurred in connection with this settlement and the pending litigation between the parties except as follows: ACT will pay (and has paid) the mediation fees incurred in connection with the parties' mediation on April 12, 2006, and in the event of a breach of the letter agreement, the prevailing party in any ensuing litigation will be entitled to reasonable attorneys' fees and costs.

DESCRIPTION OF FORMER BUSINESS

The text below describes the business we previously operated. At the time of this filing, we were not engaging and we do not anticipate future engagement in business as described below.

Founded in 1989, PMI fulfilled the multimedia hardware needs of system integrators, value added resellers, retailers, original equipment manufacturers, software vendors, and internet resellers through the wholesale distribution of computer related multimedia hardware components and software. In August 2000, we formed PMIGA for the distribution of PMI's products in the eastern United States. PMIGA ceased its business as of April 30, 2005. The results of operations of PMIGA were reclassified in our financial statements as discontinued operations. In December 2001, LW was incorporated as a wholly-owned subsidiary of PMIC to provide consumers a convenient way to purchase computer products via the internet. As part of the overall strategy on re-focusing on our core business in wholesale distribution, we reduced our resources allocated to our LW business segment beginning the third quarter 2004.

During the second  quarter  2003,  the  Company  disposed of  Frontline  Network
Consulting, Inc. (FNC) and Lea Publishing, Inc. (Lea). The Company sold substantially all the assets of FNC in exchange for a note in the amount of $15,000 and Lea for $5,000 in cash and certain electronic commerce support services to LW valued at $48,000. The results of operations of FNC and Lea were reclassified in our financial statements as discontinued operations. FNC was a 95%-owned subsidiary of PMIC and served as a corporate information services group catering to the networking and internet infrastructure requirements of corporate clients. Lea was a wholly-owned subsidiary of PMIC and was engaged in the development and distribution of software and e-business products and services, as well as integration and hosting services.

On December 30, 2004, ACT purchased an aggregate of 6,454,300 shares of the common stock of PMIC from Theodore S. Li and Hui "Cynthia" Lee, who held a collective majority interest in PMIC, pursuant to the Stock Purchase Agreement. The Stock Purchase Agreement is described in more detail below under Part III,
Item 13. Certain Relationships and Related Transactions in this Annual Report on Form 10-K. ACT is a public holding company based in New York City with operating subsidiaries in the technology services industries. ACT files periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). ACT is currently the majority shareholder of PMIC.

PACIFIC MAGTRON, INC. AND PACIFIC MAGTRON (GA), INC. - COMPUTER PRODUCTS

Through PMI and PMIGA, we distributed a wide range of computer products, including components and multimedia and systems networking products. We also provided vertical solutions for systems integrators and internet resellers by combining or bundling the products we offered to our customers. Our computer products group offered a broad inventory of more than 1,800 products purchased from approximately 30 manufacturers. Among the products that we distributed were systems and networking peripherals, and components such as high capacity storage devices, a full range of optical storage devices such as CD-ROMS, DVDs and CDR, CDRW, sound cards, video cards, small computer systems interface components, video phone solutions, floppy and hard disk drives, and other miscellaneous items such as audio cabling devices, keyboards, computer mice, and zip drives for desktop and notebook computers.

LIVEWAREHOUSE - BUSINESS TO CONSUMER E-COMMERCE STORE

In December 2001, we formed LiveWarehouse, Inc., an e-commerce site aimed at increased sales to consumers. LiveWarehouse.com's main products consisted of consumer computer electronics for the computer after-market segment as well as storage and related products for general consumer electronic devices. LW also distributed certain computer products to resellers. As part of the overall strategy on re-focusing on our core business in wholesale distribution, we reduced our resources allocated to this business segment beginning in the third quarter 2004.

LW generated sales primarily through its e-store (Livewarehouse.com) and operated a Yahoo store. Supplemental sales were generated through internet auction sites for liquidation electronic products.

DESCRIPTION OF BUSINESS INTENDED TO BE CONDUCTED

The PMIC & LW Plan contemplates that Herborium will be merged with and into the Company. Following the Herborium Merger, the Company intends to conduct the business described below.

GENERAL DEVELOPMENT OF BUSINESS OF HERBORIUM, INC.

Herborium, Inc., incorporated in the State of Delaware in 2000, provides proprietary, natural and complementary healthcare solutions to consumers and healthcare professionals seeking alternative answers to disease treatment, management, and prevention. The Company's business model is based on owning and marketing clinically validated proprietary products, the innovative use of information technology and a proactive approach to meeting the changes and challenges of the new healthcare marketplace.

PRODUCTS

Herborium's products are bio-herbaceutical medicines (botanical therapeutics) that have a record of clinical efficacy and safety but are not recognized as pharmaceuticals by the Federal Drug Administration (the "FDA"). With its product portfolio and proactive regulatory strategy, Herborium distinguishes itself from the marketers of traditional herbal supplements and vitamins, as well as those focused on traditional pharmaceuticals and "over-the-counter" drugs. Herborium's products are presently classified by the FDA as dietary supplements and are regulated by the Dietary Supplement Health and Education Act Of 1994 ("DSHEA 94"). With the Federal Trade Commission regulating only package and advertising of dietary supplements, Herborium's core products are ready for immediate market entry.

Herborium launched its first product (AcnEase(R)) in 2001 for the treatment of acne and rosacea. Sales of AcnEase(R) have approached an annual sales revenue run rate of $1 million, and high brand recognition with AcnEase(R) consistently ranked in top three Acne products on Google and Yahoo.

Herborium currently is the exclusive distributor of AcnEase(R). Herborium has the right to purchase the formulation, trade secrets, and other rights to AcnEase(R), and the PMIC & LW Plan contemplates that Herborium will enter into a purchase agreement to acquire such intellectual property relating to AcnEase(R) prior to the merger of Herborium with and into PMIC.

With respect to other products, Herborium's Sexual Health Products line for men and women was introduced in test marketing in March of 2004 in the US, UK and German markets and is expected to represent the second product line contributing to revenue and profitability. PROSTALIS(R) is a proprietary all natural product for the treatment of Benign Prostate Hyperplasia (BPH) a malady which afflicts more than half of the men in the United States between the ages of 60 and 70, and as many as 90% between the ages of 70 and 90. Other products owned by or for which Herborium has the right to acquire ownership, include: Carb-Blocker, an all natural starch metabolism inhibitor, and Lasting Energy(R), which alleviates the symptoms of "jet lag", fatigue and "hang over"; a series of products that target liver diseases and liver damage resulting from Hepatitis C, Hepatitis B, and Cirrhosis, as well as liver dysfunction arising from alcohol, drugs and environmental factors; and a product targeting cardiopulmonary insufficiencies.

AcnEase(R) is currently the only product providing revenue to Herborium.

MARKETS AND MARKETING

With strong sale trends and top positioning of AcnEase(R) for acne treatments on Internet search engines, AcnEase(R) is expected to be the leading product driving post-merger sales growth. Consumer demand has motivated Herborium to develop a complementary line of skin care products the ACNEASE(R) SKIN
MANAGEMENT System that can enhance and compliment the results obtained with AcnEase. With adequate resources, it is expected that the first product in this line (AcnEase(R) BioMask) will be ready for market launch in the first half of 2006. Two major benefits of the Herborium Merger are expected to be (i) a substantial decrease in product cost (~ 70%), which will lead to opening of new distribution channels, and (ii) a significant overall increase in profit margins.

An office was opened in London in April 2002 and registered in 2003 as Herborium UK LLC. The office handles fulfillment and coordinates market development for products in the UK and Continental Europe. Herborium is also preparing for entry into the Japanese and Australian markets.

OPERATIONS

Herborium presently has one full-time employee with full benefits, whose principal responsibility is product order fulfillment. In the UK, Herborium subcontracts with a firm to provide full fulfillment and customer services for UK and EU customers. It is anticipated that following the Herborium Merger, one or both co-founders will assume full-time employment with Herborium. Post-merger, Herborium is expected to obtain approximately 2,500 square feet of general office space in northern New Jersey.


ITEM 1A. RISK FACTORS

RISKS RELATED TO THE BANKRUPTCY PROCEEDINGS

THERE IS NO ASSURANCE OF ADDITIONAL RECOVERY FOR PAYMENT TO UNSECURED CREDITORS UNDER THE PMI & PMIGA PLAN.

The PMI & PMIGA Plan involves some risk of reduced payment. The total recovery by unsecured creditors (Class 3 and 5) will depend upon:

      o     the recovery of "preferences";

      o recovery from the former executives, Theodore S. Li and Hui "Cynthia" Lee; and

      o     the recovery in PMIGA's  accounts  receivable by the PMIGA  Creditor
            Trust.

As part of our bankruptcy proceedings, we have claims against vendors who received payments within 90 days of the bankruptcy petition date. These payments are called "preferences." No assurance can be made there will be a substantial recovery from any of these sources. In addition, as discussed above under Part I, Item 1. Business - Status of Bankruptcy Proceedings - Summary of Settlement with Former Executives, there was no recovery of funds from our former executives.

IF THE SETTLEMENT WITH OUR FORMER EXECUTIVES HAS NOT BEEN APPROVED BY THE BANKRUPTCY COURT
If the Bankruptcy Court does not approve the proposed settlement with our former executives, and estimates their Subordinated Claims in an amount greater than $25,000, then the PMIC & LW Plan as proposed will be rendered ineffective. Moreover, if the settlement is not approved, the Subordinated Claims are allowed in any amount, such allowance will result in a corresponding diminution of the Pro Rata recovery of Creditors on account of Class 2 Unsecured Claims under the PMIC & LW Plan.]

THE MATERIAL CONDITIONS FOR COMPLETION OF THE MERGER OF HERBORIUM WITH AND INTO PMIC MAY NOT BE MET, IN WHICH CASE THE STOCKHOLDERS OF PMIC AND THE HOLDERS OF CLASS 6 AND CLASS 7 EQUITY INTERESTS IN PMIC WILL HAVE NO RECOVERY.

The PMIC & LW Plan contemplates that PMIC will enter into a reverse merger with Herborium, a provider of proprietary, natural and complimentary healthcare products, and shall be the surviving operating entity post-merger. Following are the material conditions for completion of the merger of Herborium with and into
PMIC:

      o     the completion of due diligence satisfactory to each party;

      o negotiation and execution of a definitive merger agreement and other documentation reasonably satisfactory to each party;

      o closing of a purchase agreement between Herborium and AH USA, a Massachusetts corporation, with respect to the acquisition by Herborium of all rights, intellectual property and other interests in the formulation of AcnEase;

      o absence of any adverse change in the business or financial condition of Herborium through the date of closing;

      o entry into employment and consulting agreements with the co-founders of Herborium, Dr. Agnes P. Olszewski who will serve as Chief Executive Officer and Chief Financial Officer and Dr. James P. Gilligan who will serve as President and Chief Operating Officer;

      o all necessary approvals of the board and shareholders of each of the parties;

      o completion of audits of Herborium's financial statements as of and for the years ended November 30, 2005 and 2004 by a PCAOB certified independent accounting firm and the issuance of an unqualified opinion thereon;

      o the holder of PMIC's Series A Preferred Stock having converted its Series A Preferred Stock into 800,000 shares of common stock of PMIC prior to the merger;

      o     the confirmation of the PMIC & LW Plan by the Bankruptcy Court; and

      o prior to the merger, Herborium's obtaining and conditionally closing on a financing of $2,500,000 in secured convertible debt with Cornell Capital Partners, L.P. or another institutional investor as determined by Herborium.

The PMIC & LW Plan contemplates that in connection with the merger:

      o the existing stock of PMIC will be cancelled, and new stock shall be issued;

      o with respect to the Class 6 equity interest of ACT, new stock will be issued directly to the shareholders of ACT subject to the dilution of such interests upon the consummation of the PMIC & LA Plan and the merger; and

      o new stock will be issued to the Class 7 equity interest of the holder of the Series A Preferred Stock in exchange for its 800,000 shares of common stock of PMIC, or 0.74% of Herborium post-merger.

If the conditions to the merger are not satisfied, the stockholders of PMIC and ACT and the holder of PMIC's Series A Preferred Stock will have no recovery in connection with PMIC's bankruptcy.

RISKS RELATED TO OUR COMMON STOCK

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO REMAIN VOLATILE.

A public market for our common stock developed following our initial public offering, and our common stock has been quoted on the OTC Bulletin Board since May 1, 2003. Trading of our common stock has been sporadic, and the trading volume has generally been low. Even a small trading volume on a particular day or over a few days may affect the market price of our common stock.

MARKET FLUCTUATIONS OR VOLATILITY COULD CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE.

The market price of our common stock could also be subject to fluctuations in response to variations in results of operations, announcements by competitors, general economic and market conditions and other factors. These market fluctuations may adversely affect the market price of our common stock.

OUR COMMON STOCK MAY BE REMOVED FROM THE OVER-THE-COUNTER BULLETIN BOARD, WHICH WOULD LIKELY CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE AND AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE.

On April 5, 2006, we received notice from the OTC Bulletin Board that unless we cured our delinquency in filing the Annual Report on Form 10-K for the year ended December 31, 2005 prior to the expiration of the grace period (May 5, 2006), our common stock would be removed from the

OTC Bulletin Board effective May 9, 2006. We have cured this delinquency with the filing of this Annual Report on Form 10-K. However, under applicable NASD Rules, if we are delinquent in our reporting obligations three times in a 24-month period and/or are actually removed from the OTC Bulletin Board for failure to file two times in a 24-month period, in each case, we would be ineligible for quotation on the OTC Bulletin Board for a period of one year. To date, we have been delinquent one time in the past 24-month period. Should quotation of our common stock on the OTC Bulletin Board or a similar facility cease for any reason, the liquidity of our common stock and our ability to raise equity capital would likely decrease.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are currently negotiating a month-to-month lease for approximately 3,000 square feet for our offices and storage space at 1600 California Circle, Milpitas, California. As described above under Part I, Item 1. Business - Status of Bankruptcy Proceedings, in October/November 2005, we sold the real property at 1600 California Circle, Milpitas, California in connection with the Bankruptcy Proceedings.

ITEM 3. LEGAL PROCEEDINGS

We are not involved as a party to any legal proceeding other than various claims and lawsuits arising in the course of the Bankruptcy Proceedings. The discussion set forth under Part I, Item 1. Business - Status of Bankruptcy Proceedings is incorporated by reference herein. In the California Action described under that heading, neither PMIC nor any of its subsidiaries are named as a party; however, the text of the complaint does allege causes of action against PMIC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is presently traded on the Over-the-Counter Bulletin Board under the symbol PMICQ.OB. The following table shows the high and low sale prices in dollars per share as reported by the OTC Bulletin Board. These prices may not be the prices that you would sell or would pay to purchase a share of our common stock during the periods shown.

                                                       High         Low
     Fiscal Year Ended December 31, 2005              ------       ------
       First Quarter                                  $ 0.15       $ 0.05
       Second Quarter                                   0.07         0.02
       Third Quarter                                    0.06         0.03
       Fourth Quarter                                   0.03         0.02

     Fiscal Year Ended December 31, 2004
       First Quarter                                  $ 0.15       $ 0.06
       Second Quarter                                   0.07         0.04
       Third Quarter                                    0.10         0.04
       Fourth Quarter                                   0.15         0.04

We had approximately 85 stockholders of record of our common stock as of January 25, 2006.

DIVIDEND POLICY
We have not paid and have no plan to pay dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table contains certain selected financial data and we refer you to the more detailed consolidated financial statements and the notes thereto provided in Part II, Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The financial data for the six months ended June 30, 2005 and for the years ended December 31, 2004, 2003, 2002 and 2001 presented below, have been derived from our consolidated financial statements. Our consolidated financial statements for the six months ended June 30, 2005 were audited by Berenson LLP. Our consolidated financial statements for the year ended December 31, 2004 were previously audited by Weinberg & Company, P.A. Our consolidated financial statements for the years ended December 31, 2003 and 2002 were previously audited by KPMG LLP, and our consolidated financial statements for the year ended December 31, 2001 were previously audited by BDO Seidman, LLP. At the time of filing this report on Form 10-K, the Company has filed a "Preference Claim" in the U.S. Bankruptcy Court against Weinberg. As part of the bankruptcy proceedings, debtors have claims against vendors who received payments within 90 days of the bankruptcy petition date. These payments are called preferences. The Company also has certain unresolved fees disputes with Weinberg regarding their services performed. As a result, Weinberg is presently not independent as defined by the Securities and Exchange rules and regulations. Accordingly, the consents for the use of the audit opinions from Weinberg and KPMG for our financial statements included in this Form 10-K have not been obtained.


                                                                  (Going Concern Basis)
                                      -------------------------------------------------------------------------
                                       Six Months
                                         Ended                         Year Ended December 31,
                                        June 30,      ---------------------------------------------------------
Statement of Operations Data             2005            2004           2003           2002           2001
----------------------------          ------------    ------------   ------------   ------------   ------------
                                                       (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)

Net sales from continuing operations   $ 9,983,500    $ 66,514,900   $ 67,661,700    $58,498,500   $60,805,700
Loss from continuing operations before
  other income (expenses), income
  taxes and minority interest           (1,298,200)     (1,733,700)    (1,331,000)    (1,452,000)   (1,980,100)

Net loss from continuing operations     (1,547,200)     (1,165,300)    (2,282,700)      (944,600)    1,613,900
Loss applicable to common shareholders  (1,687,200)     (1,172,700)    (2,896,600)    (3,110,100)   (2,850,700)
Basic and diluted loss per share
  applicable to common shareholders:
Loss from continuing operations             (0.15)          (0.11)         (0.22)         (0.14)         (0.19)
Net loss                                    (0.16)          (0.11)         (0.28)         (0.30)         (0.28)


Fiscal Year Ended December 31,
Balance Sheet Data                                          2004           2003           2002           2001
------------------                                      ------------   ------------   ------------   ----------
                                                         (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)

Current Assets                                          $  7,531,500   $ 10,278,300   $ 12,577,600 $ 12,501,600
Current Liabilities                                        8,073,700     10,094,900(1)   9,464,900    6,766,700
Total Assets                                              11,740,700     14,772,400     17,267,000   17,323,300
Long-Term Debt                                             3,031,500      3,103,400      3,169,500    3,230,300
Redeemable Convertible Preferred Stock                            --             --        190,400           --
Convertible Preferred Stock                                  234,100             --             --           --
Shareholders' Equity                                         635,500      1,574,100      4,442,200    7,289,900

(1) Includes Redeemable Convertible preferred stock of $958,600.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS
The accompanying discussion and analysis of financial condition and results of operations is based on our financial statements, which are included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Pacific Magtron International Corp. and each of its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed in Part I - Item 1A - Risk Factors. Pacific Magtron International Corp. undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. As used herein and unless otherwise indicated, the terms "Company," "we," and "our" refer to Pacific Magtron International Corp. and each of its subsidiaries.

As set forth in more detail in Part I, Item 1. Business - Status of Bankruptcy Proceedings in this Form 10-K, the Company has filed a petition in bankruptcy. The Company had historically relied on credit terms from its suppliers to fund inventory purchases. Our vendors progressively imposed more restrictive credit terms, such that, during the first quarter of 2005, we were unable to fund purchases and were limited to selling existing inventory with no ability to replenish or purchase inventory. In addition, we did not have the ability to draw on lines of credit to fund the shortfall caused by the elimination of terms by our vendors. Because of the reduced sales caused by the lack of new inventory, we were not able to pay our obligations on a timely basis.

On May 11, 2005, the Company and its subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code. On June 23, 2005, MTC informed the Company that it would not continue to perform under the Interim Management Agreement and would not agree to allow the Company to use MTC's cash collateral for any business purpose except for liquidating the remaining assets of the Company. The Company has been forced to cease business activities except those necessary to liquidate its remaining assets. Although the petitions were filed for reorganization under Chapter 11 of the Bankruptcy Code, the Company did not conduct any operations after the second quarter 2005 other than those necessary to liquidate its assets.


Effective July 1, 2005, the Company adopted the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. On January 30, 2006, the Court entered an order approving and confirming the PMI & PMIGA Plan. On January 30, 2006, PMIC and LW filed a separate PMIC & LW Plan. The Court authorized PMIC and LW to send the PMIC & LW Plan and ballots to creditors and PMIC's shareholders to vote on the PMIC & LW Plan. The deadline for voting on the PMIC & LW Plan was February 24, 2006 and the hearing on the confirmation of the PMIC & LW Plan was scheduled for April 10, 2006. Both the PMI & PMIGA Plan and the PMIC & LW plans treat the assets and debts of each of the entities as a separate case.

Prior to July 1, 2005, the Company had prepared its consolidated financial statements on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. PMIGA ceased its operation as of April 30, 2005. The activities, assets and liabilities of PMIGA were reclassified for reporting purposes as discontinued operations for all periods prior to June 30, 2005.

CHANGES IN NET ASSETS (LIABILITIES) IN LIQUIDATION (LIQUIDATION BASIS) - FOR SIX MONTHS ENDED DECEMBER 31, 2005

Adjustment of Assets and Liabilities to Fair Value

Upon the adoption of liquidation basis of accounting, the Company adjusted its assets and liabilities to their fair value. The combined net increase amount was $599,400 for the six months ended December 31, 2005. The net increase is primarily attributed to the $1,044,100 increase in value of the real estate and partially offset by the write down of PMIGA's accounts receivable of $107,400 and by re-instating $240,200 of the payables to certain vendors/customers who remitted their payments to MTC for our receivables (our receivables that were abandoned to MTC by Court order) that could have been used as credits to offset our payables.

Abandonment of PMI Accounts Receivable and Inventories

On August 2, 2005, the Court authorized PMI to abandon its remaining accounts receivable and inventories to MTC. Under the settlement agreement between PMI and MTC on September 19, 2005, MTC agreed to reduce its pre-petition claim by $200,000 and to reduce its post petition claim to $205,000 for the abandoned receivables and inventories received. The abandonment resulted in a net decrease in our liabilities by $67,300.

Costs Incurred During Liquidation Period

The combined amount of costs incurred during the liquidation period from July 1, 2005 to December 31, 2005 was $471,800. The combined costs incurred primarily consist of $142,600 in salaries and related costs, $216,300 in legal and other professional fees, $88,400 in mortgage interest, $30,300 in real property taxes and $20,300 in utilities costs. As of December 31, 2005, the Company has accrued an estimated combined cost of $377,400 for the liquidation period.

Other Items

During the six months ended December 31, 2005, PMI liquidated certain of its inventories for $23,600 and received $21,600 of rebates earned prior to June 30, 2005.

RESULTS OF OPERATIONS (GOING CONCERN BASIS) - FOR SIX MONTHS ENDED JUNE 30, 2005 AND FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


The following table sets forth, for the periods indicated, certain selected financial data as a percentage of sales:

                                                   Six
                                                  Months        Years Ended
                                                  Ended         December 31,
                                                 June 30,    -----------------
                                                   2005       2004       2003
                                                 -------     ------     ------
Sales                                             100.0%     100.0%     100.0%
Cost of sales                                      96.1       95.1       94.3
                                                 ------     ------     ------
Gross profit                                        3.9        4.9        5.7
Operating expenses                                 16.9        7.5        7.7
                                                 ------     ------     ------
Loss from operations                              (13.0)      (2.6)      (2.0)
Other expense                                      (2.4)      (0.2)      (0.3)

                                                 ------     ------     ------
Loss from continuing operations                   (15.4)      (2.8)      (2.3)
Loss from discontinued operations                  (1.4)      (0.0)      (0.9)
Gain on restructuring of Series A
  Preferred Stock                                   0.0        1.1        0.0
Accretion and deemed dividend relating to
  beneficial conversion of 4% Series A
  Convertible and Redeemable Preferred Stock       (0.1)      (0.1)      (1.1)
                                                 ------     ------     ------
Net loss applicable to Common shareholders        (16.9)%     (1.8)%     (4.3)%
                                                 ======     ======     ======

RESULTS OF OPERATIONS (GOING CONCERN BASIS) - FOR SIX MONTHS ENDED JUNE 30, 2005

Our vendors progressively imposed more restrictive credit terms, such that, during the first quarter of 2005, we were unable to fund purchases and were limited to selling existing inventory with no ability to replenish or purchase inventory. Sales for the six months ended June 30, 2005 were $9,983,500 and the gross profit was $387,400, or 3.9% of sales. The total amount of selling, general and administrative expenses for the six months ended June 30, 2005 was $1,685,600 and primarily consisted of $1,004,000 for labor costs and $196,500 for professional service expense. The Company wrote down $113,000 of the carrying value of its property and equipment resulted from the asset value recoverability tests performed. PMIGA ceased its operations as of April 30, 2005. For financial statement reporting purposes, the operating results of PMIGA were reclassified as discontinued operations. PMIGA's sales, gross profit and loss from operations for the six months ended June 30, 2005 were $1,023,200, $62,600 and $140,000, respectively.

RESULTS OF OPERATIONS (GOING CONCERN BASIS) - FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

SALES
Consolidated sales decreased from $67,661,700 for the year ended December 31, 2003 to $66,514,900 for 2004. The decrease was mainly due to a decrease of LW's sales from $7,251,100 for the year ended December 31, 2003 to $5,413,800 for 2004.

PMI
The computer products distribution industry and the Company have been experiencing the effect of the economic downturn. We experienced a decreasing sales trend from 2001 to 2002 but a slight increase from 2002 to 2004. PMI sales for the year ended December 31, 2004 increased by approximately 1.1% compared to 2003, which was partly attributable to the economic recovery. PMI's sales were $61,101,100 and $60,410,600 for 2004 and 2003, respectively. However, the pricing pressure remained intense. PMI's gross profit for the year ended December 31, 2004 was 4.7% compared to 5.4% for the year ended December 31, 2003.

LW
LW competed with a vast number of e-store websites on the internet. Most of them were relatively small, but a number of larger e-stores, such as Amazon.com and Buy.com, dominate in the e-commerce space. Competition was based on having the products available and shipping expediently and correctly at competitive prices. As part of the overall strategy on re-focusing on our core business in wholesale distribution, the resources allocated to LW business segment were reduced beginning the third quarter 2004. For the year ended December 31, 2004, LW generated $5,413,800 in sales compared to $7,251,100 in 2003. LW sold its products to end-users and certain of its products to resellers. Gross profit for the year ended December 31, 2004 was 7.7% compared to 8.0% in 2003.

EXPENSES
The Company had been reducing its operating expenses in all areas. Consolidated selling, general and administrative expenses decreased from $5,189,300 in 2003 to $4,477,300 in 2004 (excluding a write-off of other receivables of $487,200). Consolidated payroll expense decreased by $417,700 from 2003 to 2004. Employee count for the Company was reduced from 63 as of December 31, 2003 to 47 as of December 31, 2004. Consolidated bad debt expense, except for the write-off of other receivables, decreased by $46,600 in 2004 compared to 2003, excluding the impact of bad debt expense in discontinued operations of $26,900 in 2003. Our bad debt expense arose out of the fact that we offered various credit terms to qualifying customers, closely monitored their credit worthiness and utilized various levels of credit insurance to control credit risks. We provided allowances for bad debts based on reviews of loss, adjustment history, current economic conditions, level of credit insurance and other factors which deserved recognition in estimating potential losses.

In December 2003, the Company settled a claim against a customer and its principal owner for a past due account receivable in the amount of $734,500. Under the settlement agreement, the customer agreed to pay the entire balance in 12 equal monthly installments of $61,200, beginning December 2003. In addition, the customer entered into a UCC-Financing Statement with the Company under which the customer secured its payments due to the Company with all its assets, including inventory, accounts receivable and equipment. The customer was in default of its obligations under the settlement agreement. During the fourth quarter 2004, the Company wrote off $487,200, the entire unpaid balance of this receivable, as a result of its on-going evaluation of the recoverability of this asset.

INCOME TAXES
In March 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was enacted. The Act extended the general federal net operating loss carry-back period from 2 years to 5 years for net operating losses incurred for taxable years ending in 2001 and 2002. The Company did not receive a tax benefit for losses incurred in 2004 and 2003 as they were not covered by the Act. As a result, no tax benefits were recorded for the years ended December 31, 2004 and 2003 as management did not believe it was more likely than not that the benefit from such assets would be realized.

DISCONTINUED OPERATIONS
PMIGA ceased its operation as of April 30, 2005. The operations of PMIGA are reclassified as discontinued operations.

On June 2, 2003, the Company entered into an agreement to sell substantially all of FNC's assets to a third party for $15,000. The Company recorded a loss of $13,700 on the sale of these assets. On June 30, 2003, the Company entered into an agreement to sell substantially all of Lea's assets to certain of Lea's employees. The Company also received a Proprietary Software License and Support Agreement from the purchasers to provide certain electronic commerce support services to LW for a term of two years. The Company received $5,000 on the closing date. The electronic commerce support services contract was valued at $48,000. The Company recorded a loss of $16,000 on the sale of Lea assets.The operations of FNC and Lea were discontinued after the sales of their assets. For financial statement reporting purposes, the operating results of FNC and Lea are reclassified as discontinued operations.

The operating results of PMIGA, FNC and Lea for the years ended December 31, 2004 and 2003 were as follows:


  Year Ending December 31,
                                              2004                2003
                                          -----------         -----------

FNC:
Net sales                                    $323,200          $1,313,500
Net income (loss)                            $ 93,300          $ (311,600)

Lea:
Net sales                                    $     --          $  179,700
Net loss                                     $     --          $ (122,300)

PMIGA:
Net sales                                  $4,958,600          $7,323,600
Net loss                                   $ (224,900)         $ (366,900)

RESTRUCTURING OF PREFERRED STOCK
In April 2003 we were notified by Nasdaq that the Company did not comply with the Marketplace Rule that requires a minimum bid price of $1.00 per share of common stock and that our common stock would be delisted from the Nasdaq SmallCap Market and such delisting took place on April 30, 2003. The Company's common stock is eligible to be traded on the Over the Counter Bulletin Board (OCTBB). The delisting of the Company's common stock enabled the holder of hare of the Company's Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") to request the redemption of such shares. As of December 31, 2003, the redemption value of the Series A Preferred Stock was $958,600. The Company increased the carrying value of the Series A Preferred Stock to its redemption value and recorded an increase in loss applicable to common shareholders of $743,300 for the year ended December 31, 2003.

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


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, PMI, PMIGA, LW and PMIC had cash and cash equivalents in the amounts of $1,351,100, $158,500, $30,900 and $200, respectively.

Our vendors progressively imposed more restrictive credit terms, such that, during the first quarter of 2005, we were unable to fund purchases and were limited to selling existing inventory with no ability to replenish or purchase inventory. Since July 1, 2005, our activities have been limited to liquidating assets. Our consolidated cash and cash equivalents decreased by $70,600 from December 31, 2004 to June 30, 2005. The decrease was primarily due to the loss from operations of $1,539,100, a decrease in accounts payable and floor plan inventory loans of $2,488,000 and $1,993,000, respectively. The decrease was partially offset by a decrease in inventories and accounts receivable of $2,458,900 and $2,947,900, respectively.

In June 2005, the Company agreed and the Court approved that Textron Financial Corporation ("Textron"), a secured creditor that was our lender under an inventory financing facility, be paid $100,000 per month beginning June 2005 until the outstanding balance is fully paid. The Company remitted $100,000 on June 27, 2005 and $100,000 on July 18, 2005 to Textron. On August 2, 2005, the Company settled with Textron, with the Court's approval, for a total payment of $202,900 of which $139,600 was for the balance owed and $63,300 for interest and legal costs incurred.

On October 14, 2005, PMI sold its land and building in Milpitas, California to a third party for $4,990,000 pursuant to a Court order on October 28, 2005. The escrow was closed on November 23, 2005. After deducting the normal selling expenses, PMI received net proceeds of approximately $4,764,500 from the sale of the real property. A portion of the proceeds was used to repay the first mortgage loan with Wells Fargo Bank ("Wells Fargo") and the second mortgage loan with the U.S. Small Business Administration ("SBA"). The cash, amounting to $119,701, in a restricted account was released by Wells Fargo upon the repayment of the mortgage loan. The amount in the restricted account was immediately transferred to MTC in compliance with the Court's order. Upon the sale of the building, the loan outstanding balance of $2,318,800 plus accrued interest and other costs of $27,200 were repaid to Wells Fargo. The entire mortgage loan balance of $752,200 plus accrued interest of $32,400 were also repaid to SBA.

On October 27, 2005, PMI obtained a loan of $26,100 from ACT and the proceeds were used to pay for the special litigation counsel's fees. The Company issued a promissory note which bears interest at 6.25% per annum and principal and interest are due in 9 months or upon the receipts of the proceeds from the sale of the Company's real estate. The loan was repaid on December 13, 2005 with $300 accrued interest.

Pursuant to the settlement agreement with MTC, MTC's pre-petition claim against PMI is set at $679,847. MTC has no lien and has no claim against PMIC, PMIGA and LW. MTC was partially secured by (a) a lien on PMI's cash, inventory, equipment and accounts receivable and their proceeds, and (b) a lien on PMI's bank accounts. Pursuant to Court order, the inventory and accounts receivable of PMI had been abandoned to MTC. Pursuant to the settlement agreement with MTC, the liquidation value of the inventory and the accounts receivable was set at $200,000. In addition, MTC was secured by a lien on PMI's bank accounts
(including the blocked account at Wells Fargo) and the "pre-building sale" account at Union Bank, neither of which accounts hold proceeds from the sale of PMI's building or the proceeds of avoidance actions. After the sale of PMI's building in November 2005, MTC had a first lien on the bank accounts. A total of $125,688 from these accounts was paid to MTC. Pursuant to the settlement agreement with MTC, it was agreed that PMI has a $524,317 claim against PMIGA and such claim was subject to MTC's security interest. MTC received a partial cash distribution of $89,217 from PMIGA on February 10, 2006, the Effective Date of the PMI & PMIGA Liquidation Plan. MTC is also to receive a refund from PMI's workers compensation insurer in the approximate amount of $25,500. Thus, MTC has received $440,405 on its collateral and has an unsecured claim of $239,442. Pursuant to the settlement agreement with MTC, MTC reduced its unsecured claim by $150,000. On November 11, 2005, PMI also paid $204,200 to MTC for the inventories purchased after the Petition Date.

The following are the transactions relating to the pre-petition claim of MTC:

        Original pre-petition claim                                  $680,000
        Reduction in pursuant to the
        abandonment of accounts receivable
        and inventories                                              (200,000)

        Transfer to MTC from funds released
        by Wells Fargo Bank                                          (119,700)
        Payment to MTC from remaining funds
        from collateral cash                                           (1,800)
        Payment to MTC related to the previous
        use of collateral cash                                         (4,300)
        Reduction in pursuant with the
        settlement agreement                                         (150,000)
                                                                     --------
        Balance pre-petition payable
          to MTC as of December 31, 2005                              204,400
                                                                     --------

As of December 31, 2005, PMIC anticipated a federal income tax refund resulting from carrying back the tax losses in 2002 to 1998. On March 3, 2006, PMIC received a federal income tax refund of $73,485 plus $6,001 accrued interest for a total of $79,486.

On January 30, 2006, the Court entered an order approving and confirming the PMI & PMIGA Plan. The effective date of the PMI & PMIGA Plan was February 10, 2006 ("the Effective Date"). The following is a summary of cash distributions made by PMI and PMIGA on the Effective Date:

                                                       Distribution Made By
                                                       --------------------
                                                         PMI        PMIGA
                                                       ----------  --------
                  Other creditors                        $359,700   $29,900
                  MTC                                      35,900    89,200
                  LW                                      142,100        --
                                                       ----------  --------
                     Total                               $537,700  $119,100
                                                       ==========  ========

The remaining assets and cash of $791,400 and $27,700 of PMI and PMIGA, respectively, were transferred to the PMI Creditors Trust and PMIGA Creditors Trust on the Effective Date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At the present time, we are not exposed to material market risk based on fluctuations in interest rates, exchange rates or commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears in a separate section of this Annual Report on Form 10-K following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 28, 2006, we dismissed Weinberg & Co., P.A. ("Weinberg") as our auditor. Effective February 28, 2006, we engaged Berenson LLP ("Berenson") to serve as the independent public accountants to audit our consolidated financial statements for the calendar year ending December 31, 2005. Weinberg audited our consolidated financial statements for the year ended December 31, 2004. KPMG LLP ("KPMG") audited our consolidated financial statements for year ended December 31, 2003. Weinberg's report on our consolidated financial statements for the calendar year ended December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that Weinberg's report on our consolidated financial statements for the calendar year ended December 31, 2004 did contain a modification paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

During our past two calendar years and the interim period through February 28, 2006, we had no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Weinberg's satisfaction, would have caused Weinberg to make reference to the subject matter of the disagreement in connection with its report. During our past two calendar years and the interim period through February 28, 2006, Weinberg did not advise us of any of the matters specified in Item 304(a)(1)(v) of Regulation S-K.

During our calendar years ended December 31, 2004 and 2005, and the interim period through February 28, 2006, we had no consultations with Berenson concerning: (a) the application of accounting principles to a specific transaction or the type of opinion that might be rendered on our financial statements as to which we received oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or
(b) any disagreements, as defined in Item 304(a)(1) of Regulation S-K.

The appointment of Berenson as independent public accountants was recommended and unanimously approved by our Board of Directors. Our full Board currently acts in place of an audit committee.

On June 18, 2004 KPMG tendered its resignation as our independent auditor. On July 21, 2004, our Board of Directors appointed and engaged Weinberg as our independent auditor for the fiscal year ended December 31, 2004.

The report of KPMG for the fiscal year ended December 31, 2003 contained no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles, except for a modification as to uncertainty about the Registrant's ability to continue as a going concern. . During our fiscal year ended December 31, and during the subsequent interim period preceding June 18, 2004, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference thereto in its reports on our financial statements for such periods or "reportable events" (as such term defined in Item 304(a)(1)(v) of Regulation S-K.

We did not consult with Weinberg & Company, P.A. during the fiscal year ended December 31, 2003, and the interim period from January 1, 2004 through July 21, 2004, on the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or any matter that was either the subject of a disagreement or a reportable event.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, including our Chief Financial Officer and our Chief Executive Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal period covered by this Form 10-K, which included inquiries made to certain other employees. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and forms. During the fiscal quarter ended December 31, 2005, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonable likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers are as follows:

NAME                     AGE        POSITION
----------------------   ---       ----------------------------------
Martin Nielson           54        President, Chief Executive Officer
                                   and Director

Anthony Lee              57        Chief Financial Officer, Secretary
                                   and Treasurer

John E. Donahue          56        Director

MARTIN NIELSON - Mr. Nielson was appointed President and Chief Executive Officer of the Company on December 31, 2004. He is also the Senior Vice
President-Acquisitions of ACT. Mr. Nielson also serves as Chief Executive Officer of Encompass, ACT's wholly-owned subsidiary and principal operating unit. From 2003 to 2004, he was Chairman of Innova Holdings, Inc. (formerly known as Hy-Tech Technology Group, Inc.). He also served as Chairman of Inclusion Technologies, Inc. from 2000 to 2002. Since 1994, he has been the Chairman and Chief Executive Officer of Altos Bancorp, Inc., a privately-held mergers and acquisition company. In 1991, Mr. Nielson was founder and Chief Executive Officer of The Business Superstore, an office supply and computer superstore/telesales company in London that merged with Office World in 1993. In 1982, Mr. Nielson was part of the founding team and served until 1991 as Vice President of Businessland, Inc., a New York Stock Exchanged listed computer and networking reseller. From 1972 until 1981, Mr. Nielson was employed as an executive of The Gap Stores. Mr. Nielson graduated from San Jose State University with a BS in business management with a concentration in mathematics and engineering, and attended San Francisco State University's Graduate School of Business with a concentration in operations research.

ANTHONY LEE - Anthony Lee was appointed Secretary and Treasurer on December 31, 2004 and Chief Financial Officer on May 16, 2005. He has been serving the Company in the capacity of a financial controller since 2002. Mr. Lee practiced as a certified public accountant in California and was a partner in Alger & Lee, Certified Public Accountants, for more than eight years before joining the Company. From 1987 to 1988, he was a senior accounting research staff in Bank of America in San Francisco, California. Before he joined Bank of America, he was a senior audit manager in Arthur Young & Company, an international accounting firm, for more than 10 years. Mr. Lee is a certified public accountant in California. He graduated from Golden Gate University in San Francisco, California with a BS degree in accounting and from the University of California at Berkeley with an MBA in finance.

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

On May 10, 2005, we terminated the employment of Theodore S. Li who served as our Chief Financial Officer, Chief Operating Officer and as a Director. On the same date, we terminated the employment of Hui "Cynthia" Lee who served as our Senior Vice President. On June 15, 2005, Eric Martin resigned as our Executive Vice President.

There are no family relationships between any of our Directors or executive officers. Our former executive officer, Ms. Lee, is married to Dr. Jey Hsin Yao, who is a former director of our company.

AUDIT COMMITTEE

Our entire Board of Directors is acting as our Audit Committee. Our Directors are seeking an audit committee financial expert to join the Audit Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of copies of reports filed by reporting persons of the Company pursuant to Section 16(a) of the Exchange Act, or representations from reporting persons that, except as provided in the next sentence, no Form 5 filing was required for such person, the Company believes that all filings required to be made by reporting persons of the Company were timely made in accordance with requirements of the Exchange Act. Mr. Donahue has not filed a Form 3 with respect to our stock. However, Mr. Donahue does not beneficially own any of our stock.

CODE OF ETHICS

The Company adopted a Code of Business Conduct that applies to all of our employees and has particular sections that apply to our principal executive officer and senior financial officers. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct. A copy of our Code of Business Conduct may be obtained by sending a written request to Anthony Lee, Secretary, Pacific Magtron International Corp., 1600 California Circle, Milpitas, California 95035.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid by us to our Chief Executive Officer during each of our last three fiscal years. At the end of our last completed fiscal year, we did not have any executive officer whose total annual salary and bonus exceeded $100,000.

Annual Compensation(1)

Name and                    Year   Salary      Bonus   Long-Term      All Other
Principal Position                                    Compensation  Compensation
                                                       Securities
                                                       Underlying
                                                       Options(#)

Martin Nielson              2005 $ 41,250    $     --          --        $  --
President, Chief            2004     -0-     $     --          --        $  --
Executive Officer           2003     -0-     $     --          --        $  --
And Chairman


(1) None of our executive officers received personal benefits or perquisites in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.


OPTION GRANTS IN LAST FISCAL YEAR

There were no options to purchase shares of our common stock granted during 2005 to the Chief Executive Officer.


AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

There were no option exercises by any of our executive officers in fiscal 2005. Our Chief Executive Officer holds no options to purchase shares of our common stock.

DIRECTOR COMPENSATION
Our Directors currently receive no cash or other compensation for their services in that capacity. Reasonable out-of-pocket expenses may be reimbursed to Directors in connection with attendance at meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We do not have a Compensation Committee. Instead the entire Board of Directors makes executive officer compensation decisions. Our Chief Executive Officer who is a Director participated in deliberations concerning executive officer compensation during the last fiscal year. Both Mr. Theodore Li and Ms. Hui "Cynthia" Lee, former executive officers whose employment was terminated on May 10, 2005, also participated in the deliberations of our Board of Directors concerning executive officer compensation. See Item 13. Certain Relationships and Related Transactions for more information about related party transactions with Mr. Nielson, Mr. Li and Ms. Lee.

COMPENSATION COMMITTEE DETERMINATION OF EXECUTIVE COMPENSATION

The Board of Directors has no formal compensation criteria it uses in determining the executive officers compensation. For 2005, the Board of Directors considered the Company's fiscal status in setting compensation.

                                 Martin Nielson
                                 John E. Donahue


EMPLOYMENT AGREEMENT

Mr. Nielson, who serves as our President, Chief Executive Officer and Chairman of our Board of Directors, is a party to an employment agreement with ACT and Encompass, pursuant to which he agreed to serve as an officer or director of any subsidiary of ACT in addition to the positions held by him with ACT. The employment agreement with ACT and Encompass, as amended, provides that the base salary payable by Encompass to Mr. Nielson for any period shall be reduced by any cash compensation for such period paid to Mr. Nielson by PMIC. See Item 13. Certain Relationships and Related Transactions below for a description of the material terms of Mr. Nielson's employment agreement with ACT and Encompass.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS The following table sets forth information, as of
January 25, 2006, with respect to the number of shares of our common stock beneficially owned by persons or entities that we know own more than 5% of our common stock. None of our current executive officers or Directors owns shares of our common stock. We have no other class of voting stock outstanding. Betty Lin's address is P.O. Box 5267, Berkeley, California 94705. Advanced
Communications Technologies, Inc.'s address is 420 Lexington Avenue, New York, NY 10170 and Stonestreet, L.P.'s address is 260 Town Centre Blvd., Suite 201, Markham, ON L3R 8H8, Canada.


                                            Number of Shares       Number of Shares
                                            Owned                  Beneficially Owned
                                            -------------------    ---------------------
                                                        Percent                      Percent
                                            Number      Of         Number            Of
                                            of          Common     of                Common
                                            Shares      Stock      Shares            Stock
                                            ----------  -------    -----------       -------
Name of Beneficial Owners:
Betty Lin(1)                                 2,149,400      20%     2,149,400           18%

Advanced Communications
 Technologies, Inc.(2)                       6,454,300      62%      6,454,300          54%

Stonestreet, L.P.(3)                                --       --        800,000           7%

All officers and Directors as a group
(0 persons)                                         --       --              0           0

----------
(1)   Ms. Lin is neither a director nor an officer of the Company.
(2) Advanced Communications Technologies, Inc. has beneficial ownership of such shares of common stock, which shares are held by its wholly-owned Encompass Group Affiliates, Inc.
(3) Includes 800,000 shares of common stock would be obtained if the conversion rights of the 4% Series A Convertible Preferred Stock were exercised.

CHANGE OF CONTROL

The PMIC & LW Plan contemplates that on the effective date of the PMIC & LW Plan, PMIC will merge with Herborium, a provider of proprietary, natural and complimentary healthcare products, and shall be the surviving operating entity post-merger (the "Herborium Merger"). LW will be reorganized and remain a wholly-owned subsidiary of PMIC. ACT shall contribute up to $50,000 on behalf of PMIC's shareholders to effectuate the PMIC & LW Plan. The existing stock of PMIC shall be cancelled, and new stock shall be issued. With respect to the Class 6 equity interest of ACT, new stock issued directly to the shareholders of ACT subject to the dilution of such interests upon plan consummation and the corresponding Herborium Merger. The existing Series A Preferred Stock of PMIC shall be converted to 800,000 shares of PMIC common stock or 0.74% of Herborium post-merger. ACT's shareholders shall own 10.55% of Herborium post-merger; PMIC's current common stockholders shall own 3.71% of Herborium post-merger; and Herborium's current stockholders shall own 85% of Herborium post-merger. The PMIC & LW Plan is subject to confirmation by the Bankruptcy Court.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following provides tabular disclosure of the number of securities to be issued as of December 31, 2005 upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories-plans that have been approved by stockholders and plans that have not.


Plan Category       Number of           Weighted-average    Number of
                    Securities to be    Exercise Price of   Securities
                    Issued Upon         Outstanding Options Remaining Available
                    Exercise of         and Warrants        for Future Issuance
                    Outstanding Options                     Under Equity
                    and Warrants                            Compensation Plans
                                                            (Excluding
                                                            Securities
                                                            Reflected in 1st
                                                            Column)
-------------------------------------------------------------------------------
Equity compensation
plans approved by
stockholders               520,000                $0.91             394,000

Equity compensation
plans not approved
by stockholders            100,000                $1.20                  --
                    -----------------------------------------------------------
Total                      620,000                $0.96             394,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 10, 2004, Theodore S. Li and Hui Cynthia Lee, the holders of a collective majority interest in the Company and both of whom were executive officers and directors of the Company, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with ACT, pursuant to which ACT agreed to purchase from Mr. Li and Ms. Lee an aggregate of 6,454,300 shares of the common stock of the Company (the "Company Shares") for the aggregate purchase price of $500,000. On December 30, 2004, the Stockholders and ACT closed on the sale of the Company Shares (the "Closing"). The Company Shares represent 61.56% of the currently issued and outstanding common stock of the Company.

In accordance with the terms of the Stock Purchase Agreement, ACT issued at the Closing two convertible promissory notes (the "Convertible Notes") in the principal amounts of $166,889 and $333,111 to Mr. Li and Ms. Lee, respectively, as payment of the purchase price for the Company Shares. The Convertible Notes will mature on the first anniversary of the Closing and no principal or interest payments will be required prior to such date. The holders of the Convertible Notes, at their option, will be able to convert, at any time and from time to time, until payment in full of all amounts due and owing under the Convertible Notes, any unpaid principal amount of the Convertible Notes into shares of common stock of ACT at a conversion price per share of $0.01. If the Convertible Notes were converted based upon their original principal amounts, an aggregate of 50,000,000 shares of ACT's common stock would be issued to the Stockholders. The conversion ratio is subject to customary adjustments for any stock splits, reverse stock splits and other recapitalizations effected by ACT. ACT had informed the Company that it intended to satisfy its payment obligations under the Convertible Notes with funds from its working capital. ACT's payment obligations under the Convertible Notes are secured by the Company Shares pursuant to a Custodial and Stock Pledge Agreement entered into at the Closing by ACT, Mr. Li and Ms. Lee (the "Pledge Agreement").

In addition, pursuant to the terms of the Stock Purchase Agreement, Mr. Li resigned his positions as President, Chief Executive Officer and Treasurer of the Company and all positions held by him as a director and/or officer of the Company's subsidiaries at the Closing. He remained Chief Financial Officer and was appointed Chief Operating Officer the Company pursuant to the terms of an Employment Agreement. Mr. Li remained a member of the Board of Directors of the Company.

Ms. Lee retained her current position of Senior Vice President pursuant to the terms of an Employment Agreement dated December 30, 2004, but resigned as a director of the Company and each position held by her with any subsidiary of the Company at the Closing.

On December 30, 2004, Mr. Li and Ms. Lee each entered into an employment agreement with the Company, ACT and ACT's wholly-owned subsidiary, Encompass Group Affiliates, Inc. (the "Employment Agreements").

The Employment Agreements, dated December 30, 2004, with each of Mr. Li and Ms. Lee, respectively, provided for a cash signing bonus of $225,000 each to be paid within thirty days of the Closing and other bonus and earn-out provisions that could be paid in cash or in shares of common stock of ACT. The Employment Agreements also provided for an annual salary of not less than $120,000 each. While any bonus paid in ACT's common stock would be in the discretion of the Compensation Committee of ACT's Board of Directors, the earn-out provisions were set forth in the Employment Agreements and were based on achievement of certain financial milestones by certain operating subsidiaries of the Company. Under the earn-out provisions in the Employment Agreements, Mr. Li and Ms. Lee could earn the right to receive up to 66,666,666 shares and 33,333,333 shares of ACT's common stock, respectively, which share amounts are subject to adjustments for any stock splits or other recapitalizations effected by ACT; provided that, the percentage of the outstanding common stock that Mr. Li or Ms. Lee would have had the right to receive prior to the adjustment shall not be changed by any such adjustment. Upon earning the earn-out shares, such shares would be placed in escrow, pursuant to the terms of an escrow agreement entered into at the Closing among ACT, Mr. Li and Ms. Lee. If Mr. Li's or Ms. Lee's employment was terminated for "cause" (as defined in the applicable Employment Agreement) prior to the expiration of the initial term of the applicable Employment Agreement, all of the earn-out shares, whether earned or not, of Mr. Li or Ms. Lee, as applicable, would be forfeited. If, however, Mr. Li's or Ms. Lee's employment was terminated for reasons other than "cause" prior to the expiration of the initial term of the applicable Employment Agreement, Mr. Li and Ms. Lee, as the case may be, would be entitled to receive any of the earn-out shares earned and placed in escrow prior to such termination. Unless terminated sooner, the initial term of Mr. Li's Employment Agreement was to expire on the third anniversary of the Closing, and the initial term of Ms. Lee's Employment Agreement was to expire on the second anniversary of the Closing. Either Employment Agreement could be terminated without cause by the Company at any time upon thirty days' prior written notice. The Company also had the right to terminate either Mr. Li or Ms. Lee for "cause." In addition, Mr. Li or Ms. Lee had the right to terminate his or her employment agreement for "Good Reason" (as defined in each Employment Agreement). In the event of termination without cause or for Good Reason, Mr. Li or Ms. Lee, as the case may be, had the right to receive, in addition to accrued, but unpaid compensation and other benefits, six months severance. The Employment Agreements also contained non-compete provisions for a period of two years post termination. On May 10, 2005, the Company terminated the Employment Agreements for "cause." On May 11, 2005, ACT filed a complaint in the United States District Court for the Southern District of New York against the Mr. Li and Ms. Lee for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement. A settlement of this litigation was reached among the parties on April 12, 2006 as described above under the caption Status of Bankruptcy Proceedings - Summary of Settlement with Former Executives under Part I, Item 1. Business.

In connection with the Closing, ACT and Encompass entered into an Indemnity Agreement with Mr. Li and Ms. Lee and their respective spouses pursuant to which ACT and Encompass agreed to indemnify Mr. Li, Ms. Lee and their respective spouses against certain liabilities that Mr. Li and Ms. Lee may incur in connection with personal guaranties they have given relating to PMI's inventory financing facility. Mr. Li and Ms. Lee also executed a release in connection with the transactions contemplated by the Stock Purchase Agreement.

Additionally, in connection with the transaction, Jey Hsin Yao, Hank C. Ta and Raymond Crouse, the remaining members of the Board of Directors of the Company prior to the Closing, resigned as Directors of PMI and each other position any of them held with the Company or any of its subsidiaries at the Closing.

At the Closing, Martin Nielson was appointed Chief Executive Officer of the Company and Chairman of the Board. In June 2004, Mr. Nielson entered into an employment agreement with Encompass and ACT. The employment agreement was amended in June 2005. Under the amended employment agreement, Mr. Nielson serves as the Chief Executive Officer of Encompass and Senior Vice President of ACT. Mr. Nielson also agreed to serve, at the request of the CEO of ACT or its Board, as an officer or director of subsidiary of ACT, without additional compensation and subject to any policy of the Compensation Committee of the Board. Currently, Mr. Nielson serves as the President, Chief Executive Officer and Chairman of PMIC. The amended employment agreement terminates in June 2006. ACT/Encompass have the option to extend Mr. Nielson's employment for one-year beyond the expiration date. Mr. Nielson's base salary was $225,000 for the year ending on June 23, 2005 and is $175,000 for the year ending June 23, 2006. The base salary payable by Encompass to Mr. Nielson for any period shall be reduced by any cash compensation for such period paid to Mr. Nielson by PMIC. Mr. Nielson is eligible to receive an annual performance bonus, in cash and/or restricted stock of ACT, in an amount determined at the sole discretion of ACT's Compensation Committee. During the initial two-year period of employment under the employment agreement, Mr. Nielson will be provided with term life insurance with a death benefit equal to $1,000,000, provided he is insurable. ACT/Encompass may terminate Mr. Nielson's employment for "cause" (as defined in the employment agreement) upon seven days' prior written notice and will have no further obligations or liabilities to Mr. Nielson. In such event, Mr. Nielson will be entitled to receive his base salary accrued and reimbursement of allowable business expenses incurred prior to the effective date of termination. ACT/Encompass may terminate the employment agreement without cause and for any reason or no reason prior to the expiration of the initial two-year employment period upon thirty days' prior written notice to Mr. Nielson. In such event, Mr. Nielson will be entitled to receive (i) his base salary accrued, and reimbursement of allowable business expenses incurred, prior to the termination date, (ii) any unpaid bonus owed to him for a prior fiscal year, and (iii) an additional amount of base salary which would have been payable to him during the six-month period immediately following the termination date. Mr. Nielson is subject to certain non-competition and non-solicitation covenants during the initial two-year period of his employment and for a period of two years thereafter. In June 2004, ACT granted Mr. Nielson 50,000,000 shares of ACT's restricted common stock, priced at $.01 per share, of which (i) 12,500,000 shares fully vested on July 1,

2005, and (ii) 37,500,000 shares will fully vest on July 1, 2006, provided, as to each vesting tranche, that Mr. Nielson is then employed by ACT/Encompass. In the event Mr. Nielson's employment with ACT/Encompass is terminated without "cause" prior to the expiration of the initial term of the employment agreement, a pro-rata amount of otherwise unvested shares of restricted stock, based on the number of days elapsed during the applicable fiscal year, will become fully vested. Mr. Nielson also received cash payments of $15,000 following the consummation of certain transactions between Encompass and HYTT in May 2004 and Encompass' acquisition of a majority of the outstanding stock of PMIC in December 2005.

In addition, at the Closing, Anthony Lee was appointed Treasurer and Secretary of the Company, and John E. Donahue was appointed as a member of the Board. On May 16, 2005, Mr. Lee was appointed Chief Financial Officer of the Company.

In connection with the consummation of the transactions contemplated by the Stock Purchase Agreement, the Company had entered into an agreement (the "Series A Agreement") on December 10, 2004 with Stonestreet L.P. ("Stonestreet"), the holder of all of the Company's issued and outstanding Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"). The transactions contemplated by the Series A Agreement closed on December 31, 2004. In connection with the closing of the transaction contemplated by the Series A Agreement, the Company filed on December 31, 2004 an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company's Series A Preferred Stock, the terms of which are described more fully under the caption Results of Operations - Restructuring of Preferred Stock in
Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, as part of the Series A Agreement, Stonestreet forfeited a Stock Purchase Warrant, exercisable for 300,000 shares of the Company's common stock, that was issued to Stonestreet in connection with the original issuance of the Company's Series A Preferred Stock.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
There were no audit fees billed by our independent auditor, Berenson LLP ("Berenson"), for audit fees in fiscal 2005. Our prior auditor, Weinberg & Company, P.A. ("Weinberg") billed $59,160 for the audit of our consolidated financial statements for the year ended December 31, 2004. The fees billed by Weinberg for the review of our consolidated financial statements included in the Company's Form 10-Q for the quarters ended June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 were $6,500, $6,500,
$9,200, $8,500 and $8,500, respectively. Our prior auditor, KPMG LLP ("KPMG") billed $15,000 for review of our Form 10-Q for the first quarter of 2004, $112,500 for the audit of our consolidated financial statements for the year ended December 31, 2003.

AUDIT-RELATED FEES
There were no fees billed by Berenson in fiscal 2005 for assurance and related services. There were no fees billed by Weinberg in fiscal 2004 for assurance and related services except for the fees of $23,132 relating to certain transactions related to the 2004 audit and the fees for services described under "AUDIT FEES" in above. KPMG billed $15,000 and $3,500 for assurance and audit related fees in 2005 and 2004, respectively.

TAX FEES
There were no tax fees billed in fiscal 2005 and 2004 by Berenson, Weinberg or KPMG, for tax compliance, tax advice and tax planning services.


ALL OTHER FEES
There were no other fees billed in fiscal 2005 and 2004 by Berenson LLP, Weinberg & Company, P.A. or KPMG LLP for all other services.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT

SERVICES OF INDEPENDENT AUDITORS
The Board of Directors/Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

      (a)   (1)  Report of  independent  registered  public  accounting  firm of
                 Berenson LLP.

            (2) Combined Financial Statements and Notes thereto of the Company including Combined Statement of Net Assets (Liabilities) in Liquidation (Liquidation Basis) as of December 31, 2005 and related Combined Statement of Changes of Net Assets (Liabilities) in Liquidation (Liquidation Basis) for the period from July 1, 2005 to December 31, 2005.

            (3) Consolidated Financial Statements and Notes thereto of the Company including Consolidated Balance Sheet as of December 31, 2004 and related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for the six months ended June 30, 2005 and for each of the years in the two year period ended December 31, 2004.

      (b)   Exhibits:


EXHIBIT
NUMBER                              DESCRIPTION
------    ----------------------------------------------------------------------

2.1 Settlement Agreement Affecting Adversary Proceeding, Payment of Claims and Plans of Reorganization (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q on November 14, 2005).

2.2 Amended Disclosure Statement to Accompany Pacific Magtron, Inc.'s Second Amended Plan of Liquidation and Pacific Magtron (GA), Inc.'s Second Amended Plan of Liquidation (filed as Exhibit 2.1 to our Current Report on Form 8-K on February 3, 2006).

2.3 Disclosure Statement to Accompany Third Amended Plans of Reorganization for Pacific Magtron International Corp. and Livewarehouse, Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K on February 3, 2006).

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

10.1 Wells Fargo Term Note, dated February 4, 1997 (filed as an exhibit to our Form 10-12G, File No. 000-25277).

10.2 Credit Line for Inventory Financing with Textron Financial Corporation (filed as an exhibit to our Report on Form 10-Q for quarter ended June 30, 2003).

10.3 Agreement, dated as of December 11, 2004, between Pacific Magtron International Corp. and Stonestreet L.P. (filed as an exhibit to our Report on Form 8-K on December 16, 2004).

10.4 Employment Agreement, dated as of December 30, 2004, between Pacific International Corp. and Theodore S. Li (filed as an exhibit to our Report on Form 8-K on January 5, 2005).

10.5 Employment Agreement, dated as of December 30, 2004, between Pacific International Corp. and Hui Cynthia Lee (filed as an exhibit to our Report on Form 8-K on January 5, 2005).

10.6 Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of October 14, 2005, between Pacific Magtron, Inc. and Everlasting Private Foundation (filed as Exhibit 10.1 to our Current Report on Form 8-k on November 1, 2005).

16.1 Letter from Weinberg & Company, P.A., addressed to the Securities and Exchange Commission regarding its agreement to the statements made in our Current Reports on Form 8-K and Form 8-K/A filed on March 6 and 7, 2006, respectively (filed as Exhibit 16 to our Current Report on Form 8-K/A on March 7, 2006).

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

                                            PACIFIC MAGTRON INTERNATIONAL CORP.,
                                            a Nevada corporation


                                            By: /s/ Martin Nielson
                                                --------------------------------
                                                Martin Nielson
                                                Chief Executive Officer
                                          Date: May 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       SIGNATURE                          TITLE                DATE
-------------------------     -----------------------      -------------

/s/ Martin Nielson            Chief Executive Officer      May 1, 2006
-------------------------     and Director
Martin Nielson


/s/ Anthony Lee               Chief Financial Officer,     May 1, 2006
-------------------------     Secretary and Treasurer
Anthony Lee

/s/ John E. Donahue           Director                     May 1, 2006
-------------------------
John E. Donahue

              PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
                              FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003


CONTENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-2
COMBINED FINANCIAL STATEMENTS (LIQUIDATION BASIS)
  Combined Statement of Net Assets (liabilities) in Liquidation
    (Liquidation Basis) as of December 31, 2005                             F-3
  Combined Statement of Changes of Net Assets (liabilities)
    in Liquidation (Liquidation Basis) for the six months
    ended December 31, 2005                                                 F-4
  Notes to Combined Financial Statements (Liquidation Basis)
CONSOLIDATED FINANCIAL STATEMENTS (GOING CONCERN BASIS)
  Consolidated Balance Sheet as of December 31, 2004 (Unaudited)            F-6
  Consolidated Statements of operations for the six months ended
    June 30, 2005 and for the years ended December 31, 2004
    and 2003 (Unaudited)                                                    F-7
  Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2005 and for the years ended December 31, 2004
    and 2003 (Unaudited)                                                    F-9
  Consolidated Statements of Cash Flows for the six months ended
    June 30, 2005 and for the years ended December 31, 2004
    and 2003 (Unaudited)                                                    F-10
  Notes to Consolidated Financial Statements (Unaudited)                    F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Pacific Magtron International Corp.

We have audited the accompanying combined statement of net assets (liabilities) in liquidation (liquidation basis) of Pacific Magtron International Corp. and subsidiaries as of December 31, 2005, and the related combined statement of changes in net assets (liabilities) in liquidation (liquidation basis) for the period July 1, 2005 to December 31, 2005 and the consolidated statement of operations, statement of shareholders' equity and cash flows for the six months ended June 30, 2005. These combined/consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined/consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined/consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific
Magtron International Corp. and Subsidiaries as of December 31, 2005, and the results of its changes in net assets (liabilities) in liquidation for the period July 1, 2005 to December 31, 2005 and its operations and its cash flows for the six months ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Berenson LLP


New York, New York
April 10, 2006


                          PACIFIC MAGTRON INTERNATIONAL CORP. ("PMIC") and Subsidiaries -
                        PACIFIC MAGTRON, INC. ("PMI"), PACIFIC MAGTRON (GA), INC. ("PMIGA"),
                                           And LIVEWAREHOUSE, INC. ("LW")
                           COMBINED STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                                                (LIQUIDATION BASIS)
                                              AS OF DECEMBER 31, 2005


                                                                                                           COMBINED
                                         PMI             PMIGA                LW             PMIC             TOTAL
                                  ----------         ---------        ----------       ----------        ----------
ASSETS
Cash and cash equivalents         $1,351,100          $158,500          $ 30,900          $   200        $1,540,700
Pre Petition  receivable
 from PMIGA, less allowance
 for uncollectible  amount of
 $431,600 (secured by Micro
 Technology Concepts,
 Inc. "MTC")                          92,700                --                --               --            92,700
Pre Petition receivable
 from PMI, less allowance
 for uncollectible amount
 of $230,400                              --                --           159,200               --           159,200
Refundable previously
 overpaid insurance premiums
 (secured by MTC)                     25,500                --                --               --            25,500
Refundable real property
 transfer taxes                        5,500                --                --               --             5,500
Post Petition receivable
 from PMIGA                            9,200                --                --               --             9,200
Post Petition receivable
 from LW                               7,300                --                --               --             7,300
Post Petition receivable
 from PMIC                            13,500             2,700             1,200               --            17,400
Income tax refund receivable              --                --                --           73,500            73,500
Office and warehouse equipment        15,000                --                --               --            15,000
                                  ----------         ---------        ----------       ----------        ----------
    Total assets                  $1,519,800          $161,200          $191,300          $73,700        $1,946,000
                                  ==========         =========        ==========       ==========        ==========

LIABILITIES
Post Petition accounts
 payable and other
 accrued expenses                 $   40,500          $    500          $    300       $   18,800        $   60,100
Post Petition payable to PMI              --             9,200             7,300           13,500            30,000
Post Petition payable to PMIGA            --                --                --            2,700             2,700
Post Petition payable to LW               --                --                --            1,200             1,200
Estimated costs to be incurred
 during liquidation period           233,000            17,900            35,600           90,900           377,400
Pre Petition secured payable
 to MTC                              204,200                --                --               --           204,200
Pre Petition payable to LW           389,600                --                --               --           389,600
Pre Petition payable to PMI               --           524,300                --               --           524,300
Pre Petition unsecured
 accounts payable                  1,871,000           168,500            16,300          185,900         2,241,700
                                  ----------         ---------        ----------       ----------        ----------
    Total liabilities              2,738,300           720,400            59,500          313,000         3,831,200
                                  ----------         ---------        ----------       ----------        ----------
NET ASETS (LIABILITIES)
 IN LIQUIDATION                  ($1,218,500)        ($559,200)         $131,800        ($239,300)      ($1,885,200)
                                  ==========         =========        ==========       ==========        ==========


                             See accompanying notes to combined financial statements.


                   PACIFIC MAGTRON INTERNATIONAL CORP. ("PMIC") and Subsidiaries -
                PACIFIC MAGTRON, INC. ("PMI"), PACIFIC MAGTRON (GA), INC. ("PMIGA"),
                                   And LIVEWAREHOUSE, INC. ("LW")
              COMBINED STATEMENT OF CHANGES OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                                         (LIQUIDATION BASIS)
                          FOR THE PERIOD JULY 1, 2005 TO DECEMBER 31, 2005


                                                                                          COMBINED
                                PMI           PMIGA           LW             PMIC          TOTAL
                            -----------     ----------     ----------     ----------     -----------
Shareholders'
deficiency, June 30,
2005 (Going concern
basis)                      ($1,211,500)    $  130,700     $   72,200       ($35,000)    ($1,043,600)

Liquidation basis adjustments:
     Adjust assets
     and liabilities
     to fair value              806,700       (114,900)       (15,400)       (77,000)        599,400
     Abandonment of
     PMI accounts
     receivable and
     inventories (as
     ordered by the
     Court)                      67,300                                                       67,300
     Payments in
     settlement with
     Textron
     Financial
     Corporation
     (Textron)                  302,900                                                      302,900
     Accrued interest
     and other costs
     paid to Textron            (63,300)                                                     (63,300)
     Repayment of
     mortgage loan to
     U.S. Small
     Business
     Administration
     (SBA)                      752,200                                                      752,200
     Repayment of
     mortgage loan to
     Wells Fargo Bank         2,318,800                                                    2,318,800
     Decrease in
     restricted cash           (207,200)                                                    (207,200)
     Payment to Micro
     Technology,
     Concepts, Inc.
     (MTC) for Post
     Petition
     inventories
     purchased                  205,000                                                      205,000
     Payment to MTC
     for Pre Petition
     claim                      125,600                                                      125,600
     Reduction on
     payable to MTC             150,000                                                      150,000
     Proceeds from
     sale of real
     property, net of
     selling expenses        (4,764,500)                                                  (4,764,500)

     Loan proceeds received
     from Advanced
     Communications
     Technologies, Inc. (ACT)   (26,100)                                                     (26,100)
     Repayment of loan to ACT    26,100                                                       26,100
     Settlement and collection
     from preference claims     (28,800)                                                     (28,800)
     Increase in Pre Petition
     receivable (payable) to PMI              (524,300)       159,200                       (365,100)
     Increase in Pre Petition
     payable to LW             (389,600)                                                    (389,600)
     Increase in Pre Petition
     receivable from PMIGA       92,700                                                       92,700
     Increase in Post Petition
     payable to PMI                             (9,200)        (7,300)       (13,500)        (30,000)
     Increase in Post Petition
     receivable from PMIC        13,500          2,700          1,200                         17,400
     Increase in Post Petition
     receivable (payable)  to
     PMIGA                        9,200                                       (2,700)          6,500
     Increase in Post Petition
     receivable (payable) to LW   7,300                                       (1,200)          6,100
     Accrued estimated
     costs of liquidation      (629,000)       (45,800)       (47,400)      (127,000)       (849,200)
     Increase (decrease)
     in cash                    951,300        (26,300)       (42,200)          (200)        882,600
     Allocated administrative
     expenses from other debtors 25,400         13,000         10,500         16,200          65,100
     Allocation of
     administrative expenses to
     others Debtors             (35,600)       (29,400)                                      (65,000)
     Interest income             (2,700)                                                      (2,700)
     Rebate income
     from supplier              (21,600)                                                     (21,600)
     Sale of inventories        (23,600)                                                     (23,600)
     Cost of inventories sold    12,800                                                       12,800
     Selling expenses               600                                                          600
     Costs incurred
     during liquidation
     period                     440,700         44,300          1,000         19,900         505,900
     Net change in Post
     Petition refundable
     insurance premiums,
     accounts payable and
     other accrued expenses    (123,100)                                     (18,800)       (141,900)
                            -----------     ----------     ----------     ----------     -----------
NET LIABILITIES IN
LIQUIDATION, December 31,
2005                        ($1,218,500)     ($559,200)    $  131,800      ($239,300)    ($1,885,200)
                            ===========     ==========     ==========     ==========     ===========


                      See accompanying notes to combined financial statements.

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (GOING CONCERN BASIS)

                                                                   December 31,
                                                                      2004
                                                                   (Unaudited)
                                                                   ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                           $ 543,800
  Restricted cash                                                       255,000
  Accounts receivable, net of allowance for
       doubtful accounts of $310,700                                  3,661,100
  Inventories                                                         2,488,900
  Prepaid expenses and other current assets                             146,800
  Assets from discontinued operations                                   435,900
                                                                   ------------
Total Current Assets                                                  7,531,500

Property and equipment, net                                           3,906,700
Restricted cash                                                         250,000
Other assets                                                             16,200
Assets from discontinued operations                                      36,300
                                                                   ------------
                                                                    $11,740,700
                                                                   ============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Accounts payable                                                  $ 5,569,700
  Floor plan inventory loans                                          2,243,100
  Accrued expenses and other liabilities                                133,800
  Notes payable                                                          71,900
  Contingent settlement of Common Stock Warrants                          2,300
  Liabilities from discontinued operations                               52,900
                                                                   ------------
Total Current Liabilities                                             8,073,700
                                                                   ------------
Notes Payable, less current portion                                   3,031,500
                                                                   ------------
Shareholders' Equity:
    4% Series A Convertible Preferred Stock;
      600 shares designated, issued and outstanding
      (liquidation value of $400,000)                                   234,100
    Common stock, $0.001 par value; 25,000,000
      shares authorized; 10,485,062 shares issued
      and outstanding                                                    10,500
    Additional paid-in capital                                        2,036,400
    Accumulated deficit                                              (1,645,500)
                                                                   ------------
Total Shareholders' Equity                                              635,500
                                                                   ------------
                                                                    $11,740,700
                                                                   ============


           See accompanying notes to consolidated financial statements


                          PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (GOING CONCERN BASIS)

                                                       Six Months                  Years Ended
                                                          Ended                    December 31,
                                                        June 30,          -----------------------------
                                                          2005                 2004                2003
                                                                          (Unaudited)        (Unaudited)
                                                      -----------         -----------        -----------
Sales                                                  $9,983,500         $66,514,900        $67,661,700
Cost of sales                                           9,596,100          63,284,100         63,803,400
                                                      -----------         -----------        -----------
Gross profit                                              387,400           3,230,800          3,858,300
Selling, general and
  administrative expenses                               1,685,600           4,477,300          5,189,300
Write-off of other receivable                                  --             487,200                 --
                                                      -----------         -----------        -----------
Loss from continuing operations
  before other income (expense)                        (1,298,200)         (1,733,700)        (1,331,000)
                                                      -----------         -----------        -----------
Other income (expense):
  Interest expense                                       (124,200)           (166,200)          (170,000)
  Litigation settlement                                        --                  --            (95,000)
  Change in fair value of
   warrants issued                                          2,300              46,400            105,800
  Loss on asset impairment                               (113,000)                 --                 --
  Other expense, net                                       (6,000)            (31,300)           (24,300)
                                                      -----------         -----------        -----------
Total other expense                                      (240,900)           (151,100)          (183,500)
                                                      -----------         -----------        -----------
Loss from continuing operations                        (1,539,100)         (1,884,800)        (1,514,500)
                                                      -----------         -----------        -----------
Discontinued operations:
  Loss from discontinued operations of:
    Pacific Magtron (GA),Inc.                            (140,000)           (100,700)          (180,000)
    Frontline Network Consulting, Inc.                         --              93,300           (297,900)
    Lea Publishing, Inc.                                       --                  --           (106,300)
  Loss from disposal of:
    Frontline Network Consulting, Inc.                         --                  --            (13,700)
    Lea Publishing, Inc.                                       --                  --            (16,000)
                                                      -----------         -----------        -----------
Loss from discontinued operations                        (140,000)             (7,400)          (613,900)

Gain on restructuring of Series A
  Redeemable Convertible Preferred Stock                       --             758,600                 --

Accretion of discount and deemed
  dividend related to beneficial
  conversion of Series A
  Convertible Preferred Stock                              (8,100)            (26,100)           (24,900)
Accretion of redemption value of
  Series A Convertible Preferred
  Stock                                                        --             (13,000)          (743,300)
                                                      -----------         -----------        -----------
Net Loss applicable to
  common shareholders                                 $(1,687,200)        $(1,172,700)       $(2,896,600)
                                                      ===========         ===========        ===========


Basic and diluted loss per share:
  Loss from continuing operations                         $(0.15)            $(0.11)             $(0.22)
  Loss from discontinued operations                        (0.01)             (0.00)              (0.06)
                                                      -----------         -----------        -----------
  Net loss applicable to common
    shareholders                                          $(0.16)            $(0.11)             $(0.28)
                                                      ===========         ===========        ===========
Shares used in basic and diluted
   per share calculation                               10,485,100          10,485,100         10,485,100
                                                      ===========         ===========        ===========


                      See accompanying notes to consolidated financial statements.


                                   PACIFIC MAGTRON INTERNATIONAL CORP. AND Subsidiaries
                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                  (GOING CONCERN BASIS)


                                                                                                  Retained
                                      Preferred Stock            Common Stock      Additional     Earnings
                                   --------------------    ---------------------    Paid-in     (Accumulated
                                    Shares       Amount      Shares       Amount    Capital       Deficit)       Total
                                   -------    ---------    ----------    -------   ----------    -----------  -----------
Balance at December 31,
  2002 (Unaudited)                      --     $     --    10,485,062    $10,500   $2,007,900     $2,423,800   $4,442,200

Vesting portion of 300,000
common stock warrants
issued as payment of
consulting services
(Unaudited)                             --           --            --         --       28,500             --       28,500

Preferred stock accretion
(Unaudited)                             --           --            --         --           --       (768,200)    (768,200)

Loss from operations
(Unaudited)                             --           --            --         --           --     (1,514,500)  (1,514,500)

Loss from discontinued
  Operations (Unaudited)                --           --            --         --           --       (613,900)    (613,900)

                                   -------    ---------    ----------    -------   ----------    -----------  -----------
Balance at December 31,
  2003 (Unaudited)                      --           --    10,485,062     10,500    2,036,400       (472,800)   1,574,100

Preferred stock accretion
(Unaudited)                             --           --            --         --           --        (39,100)     (39,100)

Restructuring of Series A
  Preferred Stock (Unaudited)          600      234,100            --         --           --        758,600      992,700

Loss from operations
(Unaudited)                             --           --            --         --           --     (1,884,800)  (1,884,800)

Loss from discontinued
  Operations (Unaudited)                --           --            --         --           --         (7,400)      (7,400)

                                   -------    ---------    ----------    -------   ----------    -----------  -----------
Balance at December 31,
  2004 (Unaudited)                     600      234,100    10,485,062     10,500    2,036,400     (1,645,500)     635,500

Preferred stock accretion               --        8,100            --         --           --         (8,100)          --

Loss from operations                    --           --            --         --           --     (1,539,100)  (1,539,100)

Loss from discontinued
  Operations                            --           --            --         --           --       (140,000)    (140,000)

                                   -------    ---------    ----------    -------   ----------    -----------  -----------
Balance at June 30,
  2005                                 600     $242,200    10,485,062    $10,500   $2,036,400    $(3,332,700) ($1,043,600)
                                   =======     ========    ==========    =======   ==========    ===========  ===========


                               See accompanying notes to consolidated financial statements.


                                  PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (GOING CONCERN BASIS)

                                                                      SIX MONTHS
                                                                         ENDED              YEARS ENDED DECEMBER 31,
                                                                        JUNE 30,        --------------------------------
                                                                          2005              2004               2003
                                                                                         (Unaudited)        (Unaudited)
                                                                      ------------      ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(1,687,200)      $(1,172,700)        $(2,896,600)
Less: Loss from discontinued operations                                    140,000             7,400             613,900
      Gain on restructuring of Series A
        Redeemable Convertible
        Preferred Stock                                                         --          (758,600)                 --
      Accretion of discount and deferred
        dividend related to Series A
        Redeemable Convertible
        Preferred Stock                                                      8,100            26,100              24,900
      Accretion of redemption value of Series A
        Redeemable Convertible
        Preferred Stock                                                         --            13,000             743,300
                                                                      ------------      ------------       -------------
Loss from operations                                                    (1,539,100)       (1,884,800)         (1,514,500)
Adjustments to reconcile loss from operations to
 net cash used in operating activities:
       Depreciation and amortization                                        85,000           335,900             288,800
       Gain on disposal of property and equipment                           (1,900)             (100)                 --
       Loss on asset impairment                                            112,400                --                  --
       Provision (benefit) for doubtful accounts                           (79,000)           51,500             (45,400)
       Write-off of other receivable                                            --           487,200                  --
       Changes in fair value of warrants                                    (2,300)          (46,400)           (105,800)
       Changes in operating assets and liabilities:
           Accounts receivable                                           2,947,900           482,500             269,800
           Other receivables                                                    --           186,100            (673,300)
           Inventories                                                   2,458,900            42,700             463,200
           Prepaid expenses and other current assets                        59,500            39,200              (3,200)
           Income tax refunds receivable                                        --                --           1,472,800
           Accounts payable                                             (2,488,000)       (1,403,500)           (284,800)
           Accrued expenses and other liabilities                          (47,000)          (74,300)             12,800
                                                                      ------------      ------------       -------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                                1,506,400        (1,784,000)           (119,600)
NET CASH (USED IN) PROVIDED BY DISCONTINUED
  OPERATIONS                                                               148,600          (112,900)           (350,800)
                                                                      ------------      ------------       -------------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                                   1,655,000        (1,896,900)           (470,400)
                                                                      ------------      ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property and equipment                          2,000             1,300               5,100
                                                                      ------------      ------------       -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES
  OF OPERATIONS                                                              2,000             1,300               5,100
NET CASH PROVIDED BY INVESTING
  ACTIVITIES OF DISCONTINUED OPERATIONS                                         --                --              44,100
                                                                      ------------      ------------       -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                    2,000             1,300              49,200
                                                                      ------------      ------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in floor plan
        inventory loans                                                 (1,993,000)          873,900             467,600

       Principal payments on notes payable                                 (32,400)          (66,100)            (60,800)
       Restricted cash                                                     297,800           139,900            (395,000)
                                                                      ------------      ------------       -------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES OF OPERATIONS                                              (1,727,600)          947,700              11,800
NET CASH USED IN FINANCING ACTIVITIES OF
  DISCONTINUED OPERATIONS                                                       --                --                  --
                                                                      ------------      ------------       -------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                            (1,727,600)          947,700              11,800
                                                                      ------------      ------------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (70,600)         (947,900)           (409,400)
CASH AND CASH EQUIVALENTS:
       Beginning of period                                                 543,800         1,491,700           1,901,100
                                                                      ------------      ------------       -------------
       End of period                                                    $  473,200        $  543,800          $1,491,700
                                                                      ============      ============        ============


                              See accompanying notes to consolidated financial statements.

         PACIFIC MAGTRON INTERNATIONAL CORP. (PMIC") and Subsidiaries -
      PACIFIC MAGTRON, INC. ("PMI"), PACIFIC MAGTRON (GA), INC. ("PMIGA"),
                         and LIVEWAREHOUSE, INC. ("LW")
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2005


THE COMPANY
The combined financial statements include Pacific Magtron International Corp. (the "Company" or "PMIC") and its subsidiaries, Pacific Magtron, Inc. ("PMI"), Pacific Magtron (GA) Inc. ("PMIGA") and LiveWarehouse, Inc. ("LW").Our primary business had been to distribute computer peripheral products through our wholly owned subsidiaries, Pacific Magtron, Inc. (PMI), Pacific Magtron (GA), Inc. (PMIGA), and LiveWarehouse, Inc. (LW). Our business was organized into three divisions: PMI, PMIGA and LW. PMIGA ceased its operations on April 30, 2005.

The Company had historically relied on credit terms from its suppliers to fund inventory purchases. Our vendors progressively imposed more restrictive credit terms, such that, during the first quarter of 2005, we were unable to fund purchases and were limited to selling existing inventory with no ability to replenish or purchase inventory. In addition, we did not have the ability to draw on lines of credit to fund the shortfall caused by the elimination of terms by our vendors. Because of the reduced sales caused by the lack of new inventory, we were not able to pay our obligations on a timely basis.

On May 11, 2005 (the "Petition Date"), PMIC, PMI, PMIGA and LW filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada (the "Court"). The Court is jointly administering these cases as "In re: Pacific Magtron International Corporation, Inc., et al., Case No.BK-S-05-14325 LBR." Although the petition was filed for reorganization under Chapter 11 of the Bankruptcy Code, the Company did not conduct any operations after the second quarter 2005 other than those necessary to liquidate its assets.


1.    BANKRUPTCY PROCEEDINGS

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

On September 15, 2005, PMI entered into an agreement to sell the real property at 1600 California Circle, Milpitas, California ("Facility") to a third party for $4,389,000. The sale agreement was subject to the Court's approval. On October 14, 2005, PMI rejected the prior sale agreement and sold its Facility to another party for $4,990,000 pursuant to a Court order entered on October 28, 2005. The escrow was closed on November 23, 2005.

On July 18, 2005, the Company filed the "Disclosure Statement to Accompany Debtors' Joint Liquidating Plan of Reorganization" detailing the liquidation plan, however, the Company did not receive the Court's approval for the plan. On December 23, 2005, PMI and PMIGA filed an Amended Disclosure Statement to Accompany PMI's Second Amended Plan of Liquidation and PMIGA's Second Amended Plan of Liquidation ("the PMI & PMIGA Plan"). On January 30, 2006, the Court entered an order (Docket No. 507) ("Confirmation Order") approving and confirming the PMI & PMIGA Plan. The effective date of the PMI & PMIGA Plan was February 10, 2006 ("the Effective Date").

On January 30, 2006, PMIC and LW filed a separate Disclosure Statement to Accompany Third Amended Plans of Reorganization for PMIC and LW ("the PMIC & LW Plan"). The Court authorized PMIC and LW to send the PMIC & LW Plan and ballots to creditors and PMIC's shareholders to vote on the PMIC & LW Plan. The deadline for voting on the PMIC & LW Plan was February 24, 2006 and the hearing on the confirmation of the PMIC & LW Plan is scheduled for April 10, 2006. The confirmation hearing was continued pending consideration of a motion for approval of a settlement of litigation with PMIC's former executive officers and a Fourth Amended Plan of Reorganization taking that settlement into account. The motion for approval of the Settlement and the Fourth Amended Plan are being filed with the bankruptcy court on or about the date of filing this Annual Report.

Financial Statement Presentation

Effective July 1, 2005, the Company adopted the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The Company has provided a liquidation basis statement of net assets (liabilities) as of December 31, 2005 and the statement of changes in net assets (liabilities) for the six months ended December 31, 2005. The valuation of assets and liabilities requires estimates and assumptions by management and there are uncertainties in carrying out the liquidation and reorganization plans. The amount and timing of future liquidating distributions to creditors and shareholders, if any, will depend upon a variety of factors including, but not limited to, the actual proceeds from the liquidation of the Company's assets, and the actual costs incurred in connection with carrying out the liquidation and reorganization plans, including administrative costs during the liquidation period, and the timing of the liquidation. These estimates may vary significantly from the final amounts. On January 30, 2006, the Court entered an order approving and confirming the PMI & PMIGA Plan. On January 30, 2006, PMIC and LW filed a separate PMIC & LW Plan. Both the PMI & PMIGA Plan and the PMIC & LW plans treat the assets and debts of each of the entities as a separate case. The combined statement of net assets (liabilities) in liquidation as of December 31, 2005 and the combined statement of changes of net assets (liabilities) in liquidation for the period from July 1, 2005 to December 31, 2005 present the assets and liabilities and the changes of net assets (liabilities) of PMI, PMIGA, LW and PMIC separately.

Prior to July 1, 2005, the Company had prepared its consolidated financial statements on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. PMIGA ceased its operation as of April 30, 2005. The activities, assets and liabilities of PMIGA were reclassified for reporting purposes as discontinued operations for all periods prior to June 30, 2005 shown in the accompanying consolidated financial statements.

Our consolidated financial statements for the six months ended June 30, 2005 were audited by Berenson LLP. Our consolidated financial statements for the year ended December 31, 2004 were previously audited by Weinberg & Company, P.A. ("Weinberg"). Our consolidated financial statements for the years ended December 31, 2003 and 2002 were previously audited by KPMG LLP ("KPMG"), and our consolidated financial statements for the year ended December 31, 2001 were previously audited by BDO Seidman, LLP. At the time of filing this report on Form 10-K, the Company has filed a "Preference Claim" in the U.S. Bankruptcy Court against Weinberg. As part of the bankruptcy proceedings, debtors have claims against vendors who received payments within 90 days of the bankruptcy petition date. These payments are called preferences. The Company also has certain unresolved fees disputes with Weinberg regarding their services performed. As a result, Weinberg is presently not independent as defined by the Securities and Exchange rules and regulations. Accordingly, the consents for the use of the audit opinions from Weinberg and KPMG for our financial statements included in this Form 10-K have not been obtained. The financial statements previously audited by Weinberg and KPMG were marked as unaudited in the accompanying financial statements.

The financial information presented for the prior periods is identical to the audited information presented for those periods in our Annual Report on Form 10-K for the year ended December 31, 2004.

2.    SUMMARY OF THE PMI & PMIGA PLAN

The PMI & PMIGA Plan treats the assets and debts of each of the entities as a separate case. Under the PMI & PMIGA Plan, PMI was required to disburse the funds in the formerly blocked account at Wells Fargo Bank to Micro Technology Concepts, Inc. ("MTC"), a secured Creditor, on the Effective Date. However, pursuant to a separate court order, PMI previously distributed theses funds to MTC. On the Effective Date, PMI was required to (a) make full payment to its administrative, priority and administrative convenience class creditors, (b) disburse not less than 75% of its remaining available funds to its unsecured, non-priority creditors, and (c) pay the balance of its funds to the trustee of the PMI Creditor Trust. On the Effective Date, PMIGA was required to (a) make full payment to its administrative creditors, (b) disburse not less than 75% of its available funds to its unsecured, non-priority creditors, and (c) pay the balance of its funds to the trustee of the PMIGA Creditor Trust.

Classification and Treatment of Claims and Interests
A. Class 1 (Priority Claims of PMI) was to be paid in full from the assets of PMI on Effective Date. These claims consisted of pre-petition employee wage and commission claims payroll taxes and employee benefits (health insurance and 401(k) contributions). Cash distributions of $932 were paid on the Effective Date.

B. Class 2 (Administrative Convenience Class of PMI) was to be paid in full from the assets of PMI on the Effective Date. These claims were those of pre-petition unsecured creditors of PMI whose claims were $100 or less or who agreed to reduce their claim to $100. Most of these claims were for rebates promised by PMI to retail customers of PMI's wholesale customers. The total amount of these claims was $43,937 and was paid on the Effective Date.

C. Class 3A (unsecured creditors of PMI including the unsecured portion of the claim of MTC) was to be paid from the liquidation of the assets of PMI. On the Effective Date, PMI (a) made a partial distribution of not less than 75% of the cash assets of PMI to holders of undisputed, allowed claims in this class and
(b) reserved funds for disputed claims and administrative expenses. A total cash amount of $314,836 was distributed on the Effective Date to the holders of undisputed, allowed claims in this class, excluding MTC and LW. PMI has also reserved $84,095 for disputed claims. In addition, PMI has also withheld distribution of $478,152 from those claims filed by those creditors whom were alleged to have received preferences or other avoidable transfers or payments from PMI within 90 days of the Petition Date ("Preference Claims").

D. Class 3B consisted of the unsecured claim of LW. On the Effective Date, PMI transferred its physical assets consisting of miscellaneous computers, desks, chairs, office equipment, warehouse racks and equipment to LW for a $15,000 credit which was deducted from the payment to LW. LW shared pro rata with Class 3A after taking into account the credit for the transfer of the physical assets. LW received a cash payment $142,085 from PMI's distribution on the Effective Date.

E. Class 4 (secured creditor) consisted solely of MTC. Pursuant to the settlement agreement with MTC, MTC's pre-petition claim against PMI is set at $679,847 MTC has no lien and has no claim against PMIC, PMIGA and LW. MTC was partially secured by (a) a lien on PMI's cash, inventory, equipment and accounts receivable and their proceeds, and (b) a lien on PMI's bank accounts. Pursuant to Court order, the inventory and accounts receivable of PMI have been abandoned to MTC. Pursuant to the settlement agreement with MTC, the liquidation value of the inventory and the accounts receivable is set at $200,000. In addition, MTC is secured by a lien on PMI's bank accounts (including the blocked account at Wells Fargo Bank) and the "pre-building sale" account at Union Bank, neither of which accounts hold proceeds from the sale of PMI's building or the proceeds of avoidance actions. After the sale of PMI's building in November 2005, MTC had a first lien on the bank accounts. A total of $125,688 from these accounts was paid to MTC. Pursuant to the settlement agreement with MTC, it was agreed that PMI has a $524,317 claim against PMIGA and such claim was subject to MTC's security interest. MTC received a partial cash distribution of $89,217 from PMIGA on the Effective Date. MTC is also to receive a refund from PMI's workers compensation insurer in the approximate amount of $25,500. Thus, MTC has received $440,405 on its collateral and have an unsecured claim of $239,442. Pursuant to the settlement agreement with MTC, MTC reduced its unsecured claim by $150,000. MTC has an unsecured claim of $89,442 and is treated as a Class 3 claim. On the Effective Date, MTC received $35,880 cash distribution from PMI as a Class 3 unsecured creditor.

F. Class 5 (unsecured creditors of PMIGA) was to be paid from PMIGA's funds after reducing for administrative expenses. On the Effective Date, PMIGA will first, pay in full for claims of any government creditors. Then, PMIGA will make partial distribution of not less than 75% of the cash assets of PMIGA to holders of undisputed, allowed claims in this class. Pursuant to the settlement agreement with MTC, it was agreed that PMI has a $524,317 claim against PMIGA and such claim was subject to MTC's security interest. Funds amounting to $5,896 were reserved for disputed claims and administrative expenses. On the Effective Date, $89,217 was distributed to MTC as a Class 5 creditor and $28,470 was distributed to other Class 5 creditors.

G. Class 6 (PMIC, the sole shareholder of PMI) retained nothing.

H. Class 7 (PMI, the sole shareholder of PMIGA) retained nothing.

On the Effective Date, the remaining balances of the assets of PMI and PMIGA and the reserve for the disputed claims and Preference Claims would be delivered to the PMI Creditor Trust and PMIGA Creditor Trust. The remaining assets of PMI and PMIGA on the Effective Date were approximately $229,100 and $21,800, respectively.

PMI has filed claims against various vendors who received payment within 90 days of the Petition Date. These payments are called "Preferences." A Preference occurs when a debtor treats one creditor more favorably than another. A creditor receiving a Preference may be forced to restore it to the debtor's estate. Any preferences recovered will be paid to the PMI Creditors Trust to be distributed to Class 3.

3.    SUMMARY OF THE PMIC & LW PLAN

The PMIC & LW Plan treats the assets and debts of each of PMIC and LW separately. Under the PMIC & LW Plan, non-insider Creditors holding Allowed Unsecured Claims against PMIC will receive a fifty percent (50%) initial distribution on account of such claims, provided that the total distribution to be made to holders of Allowed Claims other than Class 1 shall not exceed $120,000, which shall be distributed pro rata to the creditors of PMIC. On the effective date of the PMIC & LW Plan, PMIC will merge with Herborium, a provider of proprietary, natural and complimentary healthcare products, and shall be the surviving operating entity post-merger. LW will be reorganized and remain a wholly owned subsidiary of PMIC. Advanced Communications Technologies, Inc. ("ACT"), a 61.56% shareholder of PMIC, shall contribute up to $50,000 on behalf of PMIC's shareholders to effectuate the PMIC & LW Plan. The existing stock of PMIC shall be cancelled and new stock shall be issued. With respect to the Class 6 equity interest of ACT, new stock issued directly to the shareholders of ACT subject to the dilution of such interests upon plan consummation and the corresponding merger of Herborium with PMIC as provided in the PMIC & LW Plan. The existing Series A Convertible Preferred Stock of PMIC shall be converted to 800,000 shares of PMIC common stock or 0.74% of post-merger PMIC/Herborium. ACT's shareholders shall own 10.55% of post-merger PMIC/Herborium; PMIC's current common stockholders shall own 3.71% of post-merger PMIC/Herborium; and Herborium's current stockholders shall own 85% of post-merger PMIC/Herborium.

Classification and Treatment of Claims and Interests

PMIC

A.    Unclassified Claims
      Administrative claims and priority tax claims (except as to the claim of the Internal Revenue Service treated under Class 3) are not classified for purposes of voting or receiving distributions under the Plan. Unclassified claims will be paid in full.

B.    Class 1
      Class 1 claims consist of priority claims other than the unclassified claims as described above and will be paid in full in cash.

C.    Class 2
      Class 2 claims are unsecured claims of PMIC and will be paid in cash an initial distribution equal to 50% of the claim amounts.

D.    Class 3
      Class 3  claim   consist   of the claim of the  Internal  Revenue  Service
("IRS"). Such claim was amended by the IRS to $0.00 in November 2005.

E.    Class 4
      Class 4 claims consist of the subordinated claims of 2 former executives ("Terminated Executives") of PMIC. No distributions will be made to the Class 4 claims unless such claims are determined to be allowed claims. PMIC has filed a motion with the Court requesting (i) that the Subordinated Claims of the Terminated Executives be estimated at no more than $25,000 for voting and distribution purposes, and (ii) with respect to the Subordinated Claims, that PMIC be permitted to take discovery in connection with any estimation hearing before the Court. For purposes of confirmation of the PMIC & LW Plan, PMIC shall establish a reserve for Disputed Claims (including the Subordinated Claims) not to exceed $25,000, and entry by the Court of a final order estimating the total Subordinated Claims at no more than $25,000 for voting and distribution purposes shall be a condition precedent to confirmation of the PMIC & LW Plan.

F.    Class 5

      Class 5 claim consists of the claim of Hartford Insurance Company for pre-petition workers compensation premiums for employees of PMI. This claim is disallowed under the Plan.

G.    Class 6
      Class 6 claims consist of the equity interests of PMIC shareholders other than the holder of PMIC's Series A Convertible Preferred Stock. The existing common shares of PMIC will be cancelled and new stock will be issued.

H.    Class 7
      Class 7 claim consists of the equity interests of the holder of PMIC preferred stock. The existing preferred stock will be converted into 800,000 shares of PMIC common stock. These shares will represent 0.74% of the post-merger PMIC/Herborium.

LW

A.    Unclassified Claims
      Administrative claims and priority tax claims are not classified for purposes of voting or receiving distributions under the Plan. Unclassified claims will be paid in full.

B.    Class 1
      Class 1 claims consist of priority claims other than the unclassified claims as described above and will be paid in full in cash. LW estimated that the amount of the allowed claims in this Class is zero.

C.    Class 2
      Class 2 claims are unsecured claims of LW and will be paid a Pro Rata distribution from available cash of LW.

D.    Class 3
      Class 3 shall consist of PMIC's equity interest in LW. PMIC shall retain such interest.

4.    ABANDONMENT OF ACCOUNTS RECEIVABLE AND INVENTORIES

On August 2, 2005, the Court authorized PMI to abandon its remaining accounts receivable and inventories to MTC. Under the settlement agreement between PMI and MTC on September 19, 2005, MTC agreed to reduce its pre-petition claim by $200,000 and to reduce its post- petition claim to $205,000 which was paid by PMI on November 11, 2005.

The changes in assets and liabilities resulted from the abandonment are as follows:

Accounts receivable, net of allowance
  for doubtful accounts of $231,700                             $ 714,500
Less payable to customers/vendors that could be
  used to offset accounts receivable                             (577,300)
Inventories                                                            --
Reduction of MTC's pre petition claim                            (200,000)
Reduction of MTC's post petition claim                             (4,500)
                                                                ---------
Net decrease in liabilities                                     ($ 67,300)
                                                                =========

PMI purchased products from certain vendors who were also customers of the Company. Due to the Company's non-payment of the vendors' invoices, these customers/vendors were holding their payments on our invoices. The accounts receivable abandoned to MTC included the amount of $577,300 receivables that were unpaid by these customers/vendors.

5.    INCOME TAX REFUND RECEIVABLE

As of December 31, 2005, the PMIC anticipated a federal income tax refund resulted in carrying back the tax losses in 2002 to 1998. On March 3, 2006, PMIC received a federal income tax refund of $73,485.

6.    REFUNDABLE INSURANCE PREMIUMS

PMI was required to make installment payments for the workers' compensation insurance premiums based on the annual payroll amounts estimated at the beginning of 2005. The insurance policy expired on December 31, 2005 and the amounts over paid by PMI are refundable. Under the PMI & PMIGA Plan, MTC is to receive the refund from PMI's workers compensation insurer in the approximate amount of $25,500.

7.    SALE OF REAL PROPERTY

On October 14, 2005, PMI sold its land and building in Milpitas, California to a third party for $4,990,000 pursuant to a Court order on October 28, 2005. The escrow was closed on November 23, 2005. After deducting the normal selling expenses, PMI received net proceeds of approximately $4,764,500 from the sale of the real property. A portion of the proceeds was used to repay the first mortgage loan with Wells Fargo Bank and the second mortgage loan with the U.S. Small Business Administration. The net remaining cash, amounting to $119,701, in a restricted account was released by Wells Fargo Bank upon the repayment of the mortgage loan. The amount in the restricted account was immediately transferred to MTC in compliance with the Court's order.

8.    SECURED CREDITORS OF PRE-PETITION DEBTS

The secured creditors of the Company' Pre-Petition debts were as follows:

Textron Financial Corporation ("Textron") - Textron was fully secured by PMI's accounts receivable, inventories, cash and other assets. As of December 31, 2005, the outstanding balance due to Textron was fully paid. PMI agreed and the Court approved that Textron be paid $100,000 per month beginning June 2005 until the outstanding balance is fully paid. The Company remitted $100,000 on June 27, 2005 and $100,000 on July 18, 2005 to Textron. On August 2, 2005, the Company settled with Textron, with the Court's approval, for $202,900 for the principal and interest owed to Textron and legal costs incurred.

Wells Fargo Bank ("Wells Fargo") - Wells Fargo held a first mortgage on the Company's land and building and funds in the Restricted Cash Account. PMI agreed and the Court approved that funds in the Restricted Account would be used to make the normal monthly mortgage payments. On November 23, 2005, PMI sold the land and building and paid off the entire outstanding principal balance, plus accrued interest and other settlement costs amounting to $27,200. The funds in the Restricted Cash Account were released upon the entire loan balance being repaid. For the six months ended December 31, 2005, PMI had paid interest of $56,000 to Wells Fargo.

U.S. Small Business Administration ("SBA") - SBA held a second mortgage interest on the Company's land and building. The entire principal balance plus accrued interest was repaid upon the sale of the real property. For the six months ended December 31, 2005, interest of $32,400 was paid to SBA.

Micro Technology Concept, Inc. ("MTC") - Pursuant to the settlement agreement with MTC, MTC's pre-petition claim against PMI is set at $679,847. MTC has no lien and has no claim against PMIC, PMIGA and LW. MTC was partially secured by
(a) a lien on PMI's cash, inventory, equipment and accounts receivable and their proceeds, and (b) a lien on PMI's bank accounts. Pursuant to Court order, the inventory and accounts receivable of PMI had been abandoned to MTC. Pursuant to the settlement agreement with MTC, the liquidation value of the inventory and the accounts receivable is set at $200,000. In addition, MTC is secured by a lien on PMI's bank accounts (including the blocked account at Wells Fargo Bank) and the "pre-building sale" account at Union Bank, neither of which accounts hold proceeds from the sale of PMI's building or the proceeds of avoidance actions. After the sale of PMI's building in November 2005, MTC had a first lien on the bank accounts. A total of $125,688 from these accounts was paid to MTC. Pursuant to the settlement agreement with MTC, it was agreed that PMI has a $524,317 claim against PMIGA and such claim was subject to MTC's security interest. MTC received a partial cash distribution of $89,217 from PMIGA on the Effective Date. MTC is also to receive a refund from PMI's workers compensation insurer in the approximate amount of $25,500. Thus, MTC has received $440,405 on its collateral and has an unsecured claim of $239,442. Pursuant to the settlement agreement with MTC, MTC reduced its unsecured claim by $150,000. MTC has an unsecured claim of $89,442 and is treated as a Class 3 claim. On November 11, 2005, PMI paid $205,000 to MTC for the inventories purchased after the Petition Date. On the Effective Date, MTC received $35,880 cash distribution from PMI as a Class 3 unsecured creditor. The following are the transactions relating to the Pre Petition claim of MTC:

                  Original Pre-Petition claim                     $680,000
                  Reduction in pursuant to the
                  abandonment of accounts receivable
                  and inventories                                 (200,000)
                  Transfer to MTC from funds released
                  by Wells Fargo Bank                             (119,700)
                  Payment to MTC from remaining funds
                  from collateral cash                              (1,800)
                  Payment to MTC related to the previous
                  use of collateral cash                            (4,300)
                  Reduction in pursuant with the
                  settlement agreement                            (150,000)
                                                                  --------
                  Balance as of December 31, 2005                  204,200
                  Transactions subsequent to December
                  31, 2005:
                  Reduction from refund to be received
                  from PMI's insurance carrier for
                  over payment of premiums                         (25,500)
                  Distribution paid to MTC by PMIGA                (89,200)
                  Distribution paid to MTC by PMI                  (35,900)
                                                                  --------
                  Remaining balance                                $53,600
                                                                  ========

9.    ESTIMATED COSTS TO BE INCURRED DURING LIQUIDATION PERIOD

The Company estimated the cost to be incurred to complete the liquidation of its assets. The actual costs incurred are also dependent of the length of time to liquidate the assets and might be materially different from the estimated amount. The amounts of accrued estimated costs of liquidation and costs incurred and other income and expenses from July 1, 2005 to December 31, 2005 are as follow:


                                                                                                   COMBINED
                                       PMI            PMIGA            LW             PMIC           TOTAL
                                     --------       --------        --------        --------       --------
Accrued estimated costs of
liquidation                          $629,000       $45,800          $47,400        $127,000       $849,200

Other income, expenses and costs
incurred during liquidation period
from July 1, 2005 to
December 31, 2005:
      Interest and other income         2,700                                                         2,700
      Rebate income from supplier      21,600                                                        21,600
      Sale of inventories              23,600                                                        23,600
      Cost of inventories sold        (12,800)                                                      (12,800)
      Selling expenses                   (600)                                                         (600)


      Legal expense                  (216,300)                                                     (216,300)
      Administrative costs
      allocated from other debtors    (25,400)       (13,000)        (10,500)        (16,200)       (65,100)
      Administrative costs
      allocated to other debtors       35,700         29,400                                         65,100
      Other costs incurred during
      liquidation period             (224,500)       (44,300)         (1,300)        (19,900)      (290,000)
                                     --------       --------        --------        --------       --------
                                     (396,000)       (27,900)        (11,800)        (36,100)      (471,800)
                                     --------       --------        --------        --------       --------
Estimated costs to be incurred
during liquidation as of December
31, 2005                             $233,000       $ 17,900        $ 35,600        $ 90,900       $377,400
                                     ========       ========        ========        ========       ========


10.   FACILITY LEASE AND ASSIGNMENT OF CONTRACT

The Company had a contract with MarketPoint ("MP") whereby the Company provides warehouse and distribution services to MP. In July 2005, the Court approved the assignment of the MP contract from the Company to Encompass Group Affiliates, Inc. ("Encompass"), a wholly-owned subsidiary of Advanced Communications Technologies, Inc. which is a majority shareholder of the Company.

11.   TRANSACTIONS WITH FORMER STOCKHOLDERS/EXECUTIVES

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

On May 10, 2005, the Company terminated the Employment Agreements for "cause" pursuant to the terms of the Employment Agreements. No part of the bonuses have been paid or accrued. On May 11, 2005, ACT filed a complaint in the United States District Court for the Southern District of New York against the former officers and principal shareholders of PMIC, for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement (the "New York Action").

In January 2006, Mr. Li and Ms. Lee brought suit in the California Superior Court, Santa Clara County against ACT and Encompass and certain of their officers and directors (the "California Action")alleging, among other things, fraud, intentional misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, violation of the California Labor Code, violation of the Business of Professions Code of California, and defamation. The Company was not named as a defendant in the California Action, but the text of the complaint did allege some causes of action against the Company. In addition, Mr. Li and Ms. Lee filed proofs of claim in the bankruptcy court relating to their employment agreements.

In April 2006, Mr. Li., Ms. Lee, ACT and Encompass entered into a binding letter agreement for the settlement of these claims and actions. The Company will be a party to the settlement upon bankruptcy court approval. The terms of the Settlement are descried below in Note 14- Subsequent Events.

12.   EMPLOYMENT OF COUNSELS

On July 26, 2005, PMI filed a motion with the Court (a) to employ a special litigation counsel for handling the legal dispute arising under or related to the interim management agreement between PMI and MTC, and (b) to authorize PMI to obtain a $30,000 loan from ACT, a majority shareholder of PMIC. The proceeds of the loan from ACT would be used as payment to retain the special counsel for the MTC litigation. The loan would bear interest at 6.25%. The principal would be repaid in 9 months or upon the sale of the Company's real property. The legal dispute arising under the interim management agreement between PMI and MTC was settled on September 19, 2005. The fees for the employment of the special litigation counsel incurred through December 31, 2005 were approximately $56,000. On October 27, 2005, PMI obtained a loan of $26,100 from ACT and the proceeds were used to pay for the special litigation counsel's fees. The loan was repaid on December 13, 2005 with $300 accrued interest.

The Company also incurs professional services from a bankruptcy counsel and independent accountants. As of December 31, 2005, PMI has accrued $30,000 for the fees owed to the special litigation counsel and PMIC has accrued $17,000 for the fees owed to the independent accountants. These accrued amounts were included in Post-Petition accounts payable and other accrued expenses in the accompanying combined statement of net assets (liabilities) in liquidation. The Company also incurred legal fees amounted to $137,000 for the services of the bankruptcy counsel for the period from September 1, 2005 to January 25, 2006. The legal fees for the bankruptcy counsel have been included in the estimated costs to be incurred during liquidation period as of December 31, 2005. The fees and costs for the bankruptcy counsel for the period from September 1, 2005 to January 25, 2006 were allocated as follows:

                  PMI                                          $113,800
                  PMIGA                                           5,500
                  LW                                              8,500
                  PMIC                                            9,200

On November 10, 2005, the Court awarded fees and costs of $160,200 to the bankruptcy counsel for the services through August 31, 2005. The awarded fees and costs were allocated among the Debtors as follows:

                  PMI                                          $144,500
                  PMIGA                                           4,500
                  LW                                              4,600
                  PMIC                                            6,600

13.   ALLOWED ADMINISTRATIVE EXPENSE CLAIMS

Pursuant to the PMI & PMIGA Plan, allowed administrative expense claims for services provided other than in the ordinary course of business, unless otherwise designated as the expense of one particular debtor, have been allocated among the Debtors as follows:
(a) 80% of such expenses related to payroll shall be allocated to PMI and the remaining 20% shall be allocated amongst PMIGA, LW and PMIC based on the estimated time spent. (b) Non-payroll related expenses shall be divided and paid equally amongst PMI, PMIGA, PMIC and LW.

For the six months ended December 31, 2005, expenses of $35,600 and $29,400 were allocated to other Debtors by PMI and PMIGA, respectively.

14.   SUBSEQUENT EVENTS

On April 12, 2006, ACT and Theodore S. Li and Cynthia Lee (also referred to herein collectively as the "Former Executives") entered into binding letter agreements with respect to the settlement of certain litigation proceedings and potential claims involving ACT, PMIC, Encompass, the Former Executives, Martin Nielson and Wayne Danson, which are described above in Note 11 - Transactions With Former Stockholders/Executives. The provisions of this settlement are being incorporated into a Settlement Agreement to which PMIC and its subsidiaries will be a party upon bankruptcy court approval.


o Upon the closing of the Herborium Merger and the occurrence of the effective date of the PMIC & LW Plan, ACT will pay Mr. Li and Ms. Lee $325,000. PMIC will reimburse ACT for a portion of this payment using available cash or other assets remaining in the PMIC bankruptcy estate after final distribution under PMIC and LW's Fourth Amended Plan.

o     PMIC  will  issue  Mr.  Li  and  Ms.  Lee  an   aggregate   of   1,750,000
      freely-tradable shares of Herborium common stock ("Herborium Stock") with a minimum value of $.10 per share subject to the following conditions:

      (a) such shares will be subject to a lock-up period of 150 days after issuance during which Mr. Li and Ms. Lee may only sell the shares for $.10 per share or greater; if the price per share is less than $.10 per share at the end of the lock-up period, then ACT will "top up" the value provided to Mr. Li and Ms. Lee by delivering either;

            o cash equal to $.10 minus the price per share on said date times the number of shares still held, or

            o additional Herborium shares which would otherwise be issued to ACT or its stockholders under the Fourth Amended Plan having a value equal to said the same amount

      (b) ACT's obligation to "top up" Mr. Li's and Ms. Lee's shares of Herborium Stock shall be collateralized by 1,750,000 shares of Herborium Stock held by ACT which will be placed in escrow upon the earliest date that such shares can be issued following the Herborium Merger;

      (c) in the event that the Herborium Merger does not occur, Mr. Li and Ms. Lee will receive the $325,000 and $175,000 worth of shares of ACT's common stock, respectively, on the 76th day following execution of the Settlement Agreement On the date upon which the Bankruptcy Court approves this settlement, 87,500,000 shares of ACT's common stock will be placed in escrow at an estimated value of $.002 per share, which shares will be deemed to be issued pursuant to the Convertible Notes issued to Mr. Li and Ms. Lee in connection with the Stock Purchase Agreement. The shares will be released from escrow to Mr. Li and Ms. Lee based upon the closing price as of the 75th day or the next preceding business day and shall be "topped up" to $.002 per share if the arms length third party closing price is below $.002. If the Herborium Merger occurs these shares shall immediately be released to ACT.

o Mr. Li and Ms. Lee will each receive a reference letter from PMIC relating to the circumstances of their employment with PMIC.

o Mr. Li and Ms. Lee will execute broad general releases in favor of ACT, PMIC, Encompass and each of their subsidiaries and their directors, employees, heirs, insurers, attorneys and agents from any and all claims, including but not limited to those that have or could have been brought in connection with the New York Action (see Note 11), the California Action (see Note 11) or in any of the Bankruptcy Proceedings or under the Stock Purchase Agreement or the Employment Agreements. ACT, PMIC and Encompass and each of their subsidiaries will execute similar releases in favor of Mr. Li and Ms. Lee. This settlement will not be construed as an admission of liability by any party. The parties further agree not to instigate or participate in any future litigation or proceeding against any released party based upon events occurring prior to settlement.

o The parties agree to cause any and all pending litigation between them to be dismissed with prejudice as soon as practical following the payment of consideration contemplated by this settlement.

o This settlement will be subject to approval by the Bankruptcy Court in the Bankruptcy Proceedings and will be incorporated in the PMIC & LW Plan, and the Bankruptcy Court will retain jurisdiction to enforce the settlement. Mr. Li and Ms. Lee will withdraw their proofs of claims in the PMIC Bankruptcy Proceedings and their objections to the confirmation of the PMIC & LW Plan.

o Each party will bear its own costs and attorneys' fees incurred in connection with this settlement and the pending litigation between the parties except as follows: ACT will pay (and has paid) the mediation fees incurred in connection with the parties' mediation on April 12, 2006, and in the event of a breach of the letter agreement, the prevailing party in any ensuing litigation will be entitled to reasonable attorneys' fees and costs.

              PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


Our primary business had been to distribute computer peripheral products through our wholly owned subsidiaries, Pacific Magtron, Inc. (PMI), Pacific Magtron
(GA), Inc. (PMIGA), and LiveWarehouse, Inc. (LW). Our business was organized into three divisions: PMI, PMIGA and LW. PMIGA ceased its operations on April 30, 2005.

The Company had historically relied on credit terms from its suppliers to fund inventory purchases. Our vendors progressively imposed more restrictive credit terms, such that, during the first quarter of 2005, we were unable to fund purchases and were limited to selling existing inventory with no ability to replenish or purchase inventory. In addition, we did not have the ability to draw on lines of credit to fund the shortfall caused by the elimination of terms by our vendors. Because of the reduced sales caused by the lack of new inventory, we were not able to pay our obligations on a timely basis.

On May 11, 2005 (the "Petition Date"), PMIC, PMI, PMIGA and LW filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada (the "Court"). The Court is jointly administering these cases as "In re: Pacific Magtron International Corporation, Inc., et al., Case No.BK-S-05-14325 LBR." Although the petition was filed for reorganization under Chapter 11 of the Bankruptcy Code, the Company did not conduct any operations after the second quarter 2005 other than those necessary to liquidate its assets.

1.    BANKRUPTCY PROCEEDINGS

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

On September 15, 2005, PMI entered into an agreement to sell the real property at 1600 California Circle, Milpitas, California ("Facility") to a third party for $4,389,000. The sale agreement was subject to the Court's approval. On October 14, 2005, PMI rejected the prior sale agreement and sold its Facility to another party for $4,990,000 pursuant to a Court order entered on October 28, 2005. The escrow was closed on November 23, 2005.

On July 18, 2005, the Company filed the "Disclosure Statement to Accompany Debtors' Joint Liquidating Plan of Reorganization" detailing the liquidation plan, however, the Company did not receive the Court's approval for the plan. On December 23, 2005, PMI and PMIGA filed an Amended Disclosure Statement to Accompany PMI's Second Amended Plan of Liquidation and PMIGA's Second Amended Plan of Liquidation ("the PMI & PMIGA Plan"). On January 30, 2006, the Court entered an order (Docket No. 507) ("Confirmation Order") approving and confirming the PMI & PMIGA Plan. The effective date of the PMI & PMIGA Plan was February 10, 2006 ("the Effective Date").

On January 30, 2006, PMIC and LW filed a separate Disclosure Statement to Accompany Third Amended Plans of Reorganization for PMIC and LW ("the PMIC & LW Plan"). The Court authorized PMIC and LW to send the PMIC & LW Plan and ballots to creditors and PMIC's shareholders to vote on the PMIC & LW Plan. The deadline for voting on the PMIC & LW Plan is February 24, 2006 and the hearing on the confirmation of the PMIC & LW Plan was scheduled for April 10, 2006.

Financial Statement Presentation

Effective July 1, 2005, the Company adopted the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The Company has provided a liquidation basis statement of net assets (liabilities) as of December 31, 2005 and the statement of changes in net assets (liabilities) for the six months ended December 31, 2005. The valuation of assets and liabilities requires estimates and assumptions by management and there are uncertainties in carrying out the liquidation and reorganization plans. The amount and timing of future liquidating distribution to creditors and shareholders, if any, will depend upon a variety of factors including, but not limited to, the actual proceeds from the liquidation of the Company's assets, and the actual costs incurred in connection with carrying out the liquidation and reorganization plans, including administrative costs during the liquidation period, and the timing of the liquidation. These estimates may vary significantly from the final amounts. On January 30, 2006, the Court entered an order approving and confirming the PMI & PMIGA Plan. On January 30, 2006, PMIC and LW filed a separate PMIC & LW Plan. Both the PMI & PMIGA Plan and the PMIC & LW Plan treat the assets and debts of each of the entities as a separate case. The combined statement of net assets (liabilities) in liquidation as of December 31, 2005 and the combined statement of changes of net assets (liabilities) in liquidation for the period from July 1, 2005 to December 31, 2005 present the assets and liabilities and the changes of net assets (liabilities) of PMI, PMIGA, LW and PMIC separately.

Prior to July 1, 2005, the Company had prepared its consolidated financial statements on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. PMIGA ceased its operation as of April 30, 2005. The activities, assets and liabilities of PMIGA were reclassified for reporting purposes as discontinued operations for all periods prior to June 30, 2005 shown in the accompanying consolidated financial statements.

Our consolidated financial statements for the six months ended June 30, 2005 were audited by Berenson LLP. Our consolidated financial statements for the year ended December 31, 2004 were previously audited by Weinberg & Company, P.A. ("Weinberg"). Our consolidated financial statements for the years ended December 31, 2003 and 2002 were previously audited by KPMG LLP ("KPMG"), and our consolidated financial statements for the year ended December 31, 2001 were previously audited by BDO Seidman, LLP. At the time of filing this report on Form 10-K, the Company has filed a "Preference Claim" in the U.S. Bankruptcy Court against Weinberg. As part of the bankruptcy proceedings, debtors have claims against vendors who received payments within 90 days of the bankruptcy petition date. These payments are called preferences. The Company also has certain unresolved fees disputes with Weinberg regarding their services performed. As a result, Weinberg is presently not independent as defined by the Securities and Exchange rules and regulations. Accordingly, the consents for the use of the audit opinions from Weinberg and KPMG for our financial statements included in this Form 10-K have not been obtained. The financial statements previously audited by Weinberg and KPMG were marked as unaudited in the accompanying financial statements.


THE COMPANY
The consolidated financial statements of Pacific Magtron International Corp. (the "Company" or "PMIC") include its subsidiaries, Pacific Magtron, Inc. ("PMI"), Pacific Magtron (GA) Inc. ("PMIGA") and LiveWarehouse, Inc. ("LW").PMI and PMIGA's principal activity consisted of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. LW distributes certain computer and electronics products and sells consumer computer products on the internet.

In August 2000, PMI formed PMIGA, a Georgia corporation whose principal activity was the wholesale distribution of PMI's products in the eastern United States market. PMIGA is 100% owned by PMI.

In December 2001, the Company incorporated LW, a wholly-owned subsidiary of the Company, to provide consumers a convenient way to purchase computer products on the internet. As part of the overall strategy on re-focusing on our core business in wholesale distribution, the resources allocated to LW business segment were reduced beginning the third quarter 2004.

In December 2004, certain stockholders (the "Stockholders") holding a collective majority interest in the Company entered into a Stock Purchase Agreement with Advanced Communications Technologies, Inc., a Florida corporation ("ACT"), pursuant to which ACT agreed to purchase from the Stockholders, and the Stockholders agreed to sell to ACT, an aggregate of 6,454,300 shares of the common stock of the Company (the "PMIC Shares") for the aggregate purchase price of $500,000. On December 30, 2004, the Stockholders and ACT closed on the sale of the PMIC Shares (the "Closing"). The PMIC Shares represent 61.56% of the currently issued and outstanding common stock of the Company (see Note 9). Since the Closing, the financial results of the Company have been consolidated with those of ACT and its other consolidated subsidiaries in ACT's financial statements that have been included in ACT's future SEC filings.

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

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of PMIC and its wholly-owned subsidiaries, PMI, PMIGA and LW. Inter-company accounts and transactions have been eliminated in consolidation. During the second quarter 2003, the Company sold substantially all the intangible assets of FNC and all of the intangible assets and certain tangible assets of Lea. In addition, during the third quarter 2003, PMICC was dissolved. The activities of FNC, Lea and PMICC have been reclassified for reporting purposes as discontinued operations for all periods presented in the accompanying statements of operations and cash flows.
RECLASSIFICATIONS
Certain 2003 financial statement amounts have been reclassified to conform to the 2004 financial statement presentation.

CASH EQUIVALENTS
The Company considers highly liquid investments with original maturities of one year or less to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS The Company granted credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts was provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustment history, current economic conditions, credit insurance levels, and other factors that deserve recognition in estimating potential losses. Generally our allowance for doubtful accounts includes receivables past due over 90 days, returned checks and an estimated percentage of the receivables currently due. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable was also dependent upon future economic and other conditions that may be beyond management's control.

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

         Building and improvements                              39 years
         Furniture and fixtures                             5 to 7 years
         Computers and equipment                            3 to 5 years
         Automobiles                                             5 years
         Software                                                3 years

The Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company adjusts the asset to its estimated fair value. The fair value of an asset is determined by the Company as the amount at which that asset could be bought or sold in a current transaction between willing parties or the present value of the estimated future cash flows from the asset. The asset value recoverability test is performed by the Company on an on-going basis. During the six months ended June 30, 2005, the Company wrote down its property and equipment by $113,000 resulting from the asset value recoverability test performed.

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

WARRANTY REPAIRS
The Company was principally a distributor of numerous electronics products, for which the original equipment manufacturer was responsible and liable for product repairs and service. Amounts claimed in excess of manufacturers' warranties were estimated and charged to expense based on historical amounts and the mix of products recently sold. The Company had experienced an insignificant amount of claims in excess of the manufacturers' warranties.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS
The fair value of long-term debt and floor plan inventory loans is estimated based on current interest rates available to the Company for debt instruments with similar terms and remaining maturities. At December 31, 2004, the fair value of long-term debt, which consisted of a bank loan and an SBA loan relating to the Company's facility in Milpitas, California, was approximately $3,205,100. The bank loan had an outstanding balance of $2,331,700 as of December 31, 2004. The carrying value of the bank loan, which contains an adjustable interest rate provision based on the market interest rate, approximates its fair value. The SBA loan had an outstanding amount of $771,700 at December 31, 2004. The estimated fair value of the SBA loan was $873,400 as of December 31, 2004. The fair value of the SBA loan was estimated based on the present value of the future payments discounted by the market interest rate for similar loans at December 31, 2004. The fair values of cash and cash equivalents, accounts receivable, other receivable, accounts payable floor plan inventory loans and accrued liabilities approximates their carrying values because of the short maturity of these instruments.

LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During six months ended June 30, 2005, options and warrants to purchase 620,000 shares of the Company's common stock and 800,000 shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive. During the year ended December 31, 2004, options and warrants to purchase 750,000 shares of the Company's common stock and 800,000 shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive. During the year ended December 31, 2003, options and warrants to purchase 1,094,000 shares of the Company's common stock and 852,200 shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

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

Had the Company adopted the provisions of SFAS No. 123, as amended, prior to June 15, 2005, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                     Six Months
                                                        Ended                 Year Ended December 31,
                                                       June 30,          -------------------------------
                                                        2005                2004               2003
                                                     -----------         -----------         -----------
Net loss applicable to common shareholders:
  As reported                                        $(1,687,200)        $(1,172,700)        $(2,896,600)
    Add: total stock based
      employee compensation
      expense determined
      using the fair value
      method for all awards,
      net of tax                                              --             (11,200)            (17,600)
                                                     -----------         -----------         -----------
  Pro forma                                          $(1,687,200)        $(1,183,900)        $(2,914,200)
                                                     -----------         -----------         -----------
Basic and diluted loss per share:
  As reported                                             $(0.16)             $(0.11)             $(0.28)
  Pro forma                                               $(0.16)             $(0.11)             $(0.28)

2.    DISCONTINUED OPERATIONSPMIGA ceased its operation as of April 30, 2005.

In May 1998, PMI formed its Frontline Network Consulting (Frontline) division, a corporate information systems group that served the networking and personal computer requirements of corporate customers. In July 2000, the Company formed Frontline Network Consulting, Inc. (FNC), a California corporation. On June 2, 2003, the Company entered into an agreement to sell substantially all of FNC's intangible assets to an unrelated party for a note in the amount of $15,000. The Company recorded a loss of $13,700 on the sale of the FNC assets. On June 30, 2003, the Company sold substantially all of Lea Publishing, Inc.'s (Lea) intangible assets and certain equipment to certain of the Lea's employees. The Company also entered into a Proprietary Software License and Support Agreement requiring the purchaser to provide certain electronic commerce support services to LW for a term of two years beginning July 1, 2003. The Company received
$5,000 on the transaction closing date and the electronic commerce support services contract valued at $48,000 which is based on the number of service hours to be provided. The Company recorded a loss of $16,000 on the sale of the Lea assets. Lea was dissolved in the fourth quarter 2004.The operating results, including the loss from disposal of assets, of FNC and Lea and PMIGA for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003 were as follows:

                                                     Six Months
                                                        Ended                 Year Ended December 31,
                                                       June 30,          -------------------------------
                                                        2005                2004               2003
                                                     -----------         -----------         -----------
PMIC:
Net sales                                             $1,023,200          $4,958,600          $7,323,600
Loss before income taxes
 (benefit)                                              (140,000)           (100,700)           (180,000)
Income tax benefit                                            --                  --                  --
                                                     -----------         -----------         -----------
Net income (loss)                                     $ (140,000)         $ (100,700)         $ (180,000)
                                                     -----------         -----------         -----------
FNC:
Net sales                                             $       --            $323,200          $1,313,500
Income (loss) before income taxes
 (benefit)                                                    --              93,300            (311,600)
Income tax benefit                                            --                  --                  --
                                                     -----------         -----------         -----------
Net income (loss)                                     $       --             $93,300           $(311,600)
                                                     -----------         -----------         -----------
Lea:
Net sales                                             $       --            $     --            $179,700
Loss before income tax benefit                                --                  --            (122,300)
Income tax benefit                                            --                  --                  --
                                                     -----------         -----------         -----------
Net loss                                              $       --            $     --           $(122,300)
                                                     -----------         -----------         -----------

3.    RELATED PARTY TRANSACTIONS
The Company sold computer products to a company owned by a member of the Board of Directors of the Company. During 2003, the Company recognized $102,400 in sales revenues from this company. There were no sales to this customer for the six months ended June 30, 2005 and for the year ended December 31, 2004 and there were no amounts due from this customer as of June 30, 2005 and December 31, 2004.

On June 30, 2003, the Company sold substantially all of Lea's intangible assets and certain equipment to certain of the Lea's employees (see note 2 to the consolidated financial statements).


4.    ACCOUNTS RECEIVABLE AGREEMENTS
On April 1, 2003, the Company purchased a credit insurance policy from American Credit Indemnity (ACI) covering certain accounts receivable up to $2,000,000 of losses. The Company also had an agreement with ENX, Inc. (ENX) to sell its past-due accounts receivables from pre-approved customers with pre-approved credit limits under certain conditions. The commission was 0.5% of the approved invoice amounts with a minimum quarterly commission of $12,500. As of December 31, 2004, approximately $1,059,000 of the outstanding receivables was approved by ENX. The ACI policy expired on March 31, 2005 and the ENX policy expired on April 30, 2005.

5.    PROPERTY AND EQUIPMENT
The following is a summary of property and equipment as of December 31, 2004:

     Building and improvements                    $3,252,900
     Land                                          1,158,600
     Furniture and fixtures                          337,000
     Computers and equipment                         636,700
     Automobiles                                      91,000
                                                  ----------
                                                   5,476,200
     Less accumulated depreciation                 1,569,500
                                                  ----------
                                                  $3,906,700
                                                  ==========

Depreciation expense was $6,290 for the six months ended June 30, 2005 and $227,700 and $233,000, for the years ended December 31, 2004 and 2003, respectively.

On October 14, 2005, PMI sold its land and building in Milpitas, California to a third party for $4,990,000 pursuant to a Court order on October 28, 2005. The escrow was closed on November 23, 2005. After deducting the normal selling expenses, PMI received a net proceeds of approximately $4,764,500 from the sale of the real property. A portion of the proceeds was used to repay the first mortgage loan with Wells Fargo Bank and the second mortgage loan with the U.S. Small Business Administration. The cash, amounted to $119,701, in a restricted account was released by Wells Fargo Bank upon the repayment of the mortgage loan. The amount in the restricted account was immediately transferred to MTC in compliance with the Court's order.

6.    NOTES PAYABLE
The Company's wholly-owned subsidiary, PMI, had obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bore interest at the bank's 90-day LIBOR rate plus 2.5%, and was secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration
(SBA) loan due in monthly installments through April 2017. The SBA loan bore interest at 7.569%, and was secured by the underlying property.

Under the bank loan, PMI was required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, and to have no consecutive quarterly losses. In addition, PMI was required to achieve net income on an annual basis. PMI was in violation of the annual income covenant and the minimum EBIDTA coverage ratio as of December 31, 2004. These covenant violations constituted an event of default under the loan agreement and gave the bank the right to call the loan. Waivers of the loan covenant violations were obtained from the bank that extended through December 31, 2005. As a condition for these waivers, the Company maintained $250,000 in a restricted account as a reserve for debt service as of December 31, 2004. This amount was recorded as long-term restricted cash in the accompanying consolidated balance sheet.

The outstanding balances of the notes payable as of December 31, 2004 are as follows:


                  Bank loan                                  $2,331,700
                  SBA loan                                      771,700
                                                             ----------
                                                              3,103,400
                  Less current portion                           71,900
                                                             ----------
                                                             $3,031,500
                                                             ==========

The notes payable to Wells Fargo Bank and the SBA were repaid upon the sale of the real property in November 2005. See note 5 above.

7.    FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT
In May 2003, PMI obtained a $3,500,000 inventory financing facility, which includes a $1 million letter of credit facility, used as security for inventory purchased on terms from vendors in Taiwan, from Textron Financial Corporation ("Textron"). The credit facility was guaranteed by PMIC, PMIGA, FNC, Lea, LW and two officers of the Company and might be discontinued by Textron at any time at its sole discretion. Under the agreement, the Company granted Textron a first priority lien on all of its corporate assets. Borrowings under the inventory line were subject to 30 days repayment, at which time interest accrues at the prime rate plus 6%. The Company was required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment was required when the outstanding balance exceeds the sum of 70% of the eligible accounts receivables and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. PMI and PMIC were required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, a minimum tangible capital funds and required levels of profitability. Beginning on September 30, 2003 through December 31, 2004, the Company was out of compliance with the maximum leverage ratio covenant and the minimum tangible capital funds for which waivers had been obtained through December 31, 2004. The Company was also required to maintain $250,000 in a restricted account as a pledge to Textron. This amount had been reflected as restricted cash in the accompanying consolidated financial statements. As of December 31, 2004, the outstanding balance of this loan was $2,243,100 which is classified as a current liability on the accompanying consolidated balance sheet.

The loan from Textron was fully repaid on August 2, 2005.

8.    INCOME TAXES
There was no income tax benefit (expense) recorded for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003.

The following summarizes the differences between the income tax (benefit) expense and the amount computed by applying the federal income tax rate of 34% in 2004 and 2003 to income before income taxes:


YEAR ENDING DECEMBER 31,                   2004          2003
------------------------               ----------     ---------
Federal income tax benefit
  at statutory rate                    $  643,300     $ 723,700
Other non-taxable income and
  non-deductible expenses                 (17,400)      (33,000)
Change in deferred tax assets             194,200        94,800
Change in valuation allowance            (797,800)     (784,100)
Other                                     (22,300)       (1,400)
                                       ----------     ---------
Income tax benefit                     $       --     $      --
                                       ==========     =========

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

California limits the amount that could be carried forward to 60% of the losses incurred in 2003. As of December 31, 2004, the Company had a total California state net operating loss carry forwards of approximately $6,318,800 to offset future taxable income. California net operating loss carry forwards of
$5,260,500  and  $1,058,300   expire,  if  not  utilized,   in  2014  and  2015,
respectively.

Deferred tax assets and liabilities as of December 31, 2004 were comprised of the following:

         Deferred tax assets:
       Reserves (primarily the allowance for
         doubtful accounts) not currently
         deductible                                 $   165,300
       Accrued compensation and benefits                 16,900
       Capital loss carryover                           334,300
       NOL carryover                                  1,851,500
       Others                                             7,300
       Accumulated depreciation                         (10,000)
                                                    -----------
                                                      2,365,300
       Valuation allowance                           (2,365,300)
                                                    -----------
       Net deferred tax assets                      $        --
                                                    ===========

Realization of the Company's deferred tax assets is dependent upon future income in specific tax jurisdictions. The Company had evaluated all significant available positive and negative evidence, the existence of losses in the recent years and forecast of future taxable income (loss) in determining the need for a valuation allowance. At December 31, 2004 and 2003, the Company had recorded a valuation allowance, relating principally to the capital loss carryover, Federal and California net operating loss carryover and reserves not currently deductible, against the net deferred tax assets to reduce them to amounts that are more likely than not to be realized. The net increase in the total valuation allowance for the year ended December 31, 2004 and 2003 was $797,800 and $784,100, respectively.

9.    MAJOR VENDORS
One vendor accounted for approximately 15% and 18% of total purchases by the Company for the years ended December 31, 2004 and 2003, respectively. One other vendor accounted for 17% of purchases for the year ended December 31, 2003.

10.   EMPLOYEE BENEFIT PROGRAM-401(k) PLAN
The Company had a 401(k) plan (the Plan) for its employees. The Plan was available to all employees who have reached the age of twenty-one and who have completed three months of service with the Company. Under the Plan, eligible employees may defer a portion of their salaries as their contributions to the Plan. Company contributions were discretionary, subject to statutory maximum levels. There were no contributions by the Company in 2005, 2004 and 2003. The Plan was terminated in January 2006.

11.   CONCENTRATION OF CREDIT RISK
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with what it believes are reputable financial institutions. As of December 31, 2004, the Company had deposits, including restricted cash, at one financial institution which aggregated $562,200. As of December 31, 2004, the Company had deposits amounting to $234,600 at two other financial institutions. Such funds are insured by the Federal Deposit Insurance Company up to $100,000 for each bank account. The Company had another $250,000 deposited into a reserve account with Textron as of December 31, 2004.

A significant  portion of the Company's  revenues and accounts  receivable  were derived from sales made primarily to unrelated companies in the computer industry and related fields located throughout the United States. For the years ended December 31, 2004 and 2003, no individual customer accounted for more than 10% of sales. The Company believed any risk of credit loss was significantly reduced due to the use of various levels of credit insurance, diversity in customers, geographic sales areas and extending credit based on established limits or terms. The Company performed credit evaluations of its customers' financial condition whenever necessary, and generally does not require collateral for sales on credit.

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

The holder of the Series A Preferred Stock was entitled to cumulative dividends at the rate of 4% per annum, payable on each Conversion Date, as defined, in cash or by accretion of the stated value. The amount recorded as accretion of the stated value for the years ended December 31, 2004 and 2003 was $26,100 and $24,900, respectively. Dividends were required to be paid in cash, if among other circumstances, the number of the Company's authorized common shares was insufficient for the conversion in full of the Series A Preferred Stock, or the Company's common stock was not listed or quoted on Nasdaq, NYSE or AMEX. Each share of Series A Preferred Stock was non-voting and entitled to a liquidation preference of the stated value plus accrued and unpaid dividends. A sale or disposition of 50% or more of the assets of the Company, or completion of a transaction in which more than 33% of the voting power of the Company is disposed of, would constitute liquidation. At any time and at the option of the holder, each share of Series A Preferred Stock was convertible into shares of common stock at the Conversion Price, as defined, but not less than

$0.75. The Conversion Price was subject to certain adjustments, such as stock dividends.

Upon the occurrence of a Triggering Event, such as failure to register the underlying common shares among other events as defined, the holder of the Series A Preferred Stock had the right to require the Company to redeem the Series A Preferred Stock in cash at 150% of the Stated Value.

The Company accounted for the sale of preferred stock and related warrants in accordance with Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Owned Stock." Proceeds of $477,500 (net of $80,500 cash issuance costs) were received of which $222,500 (net of allocated issuance costs of $37,500) was allocated to the Series A Preferred Stock and $255,000 (net of allocated issuance costs of $43,000) was allocated to the detachable warrant based upon its fair value as computed using the Black-Scholes option pricing model. The $260,000 value of the beneficial conversion option on the 600 shares of Series A Preferred Stock was recorded as a deemed dividend on the date of issuance. The allocated $46,300 value (net of $53,000 allocated issuance costs) of the warrant issued to the broker who facilitated the transaction was recorded as a stock issuance cost relating to the sale of preferred stock. As a result, a total amount of $397,300 was allocated to the warrants and was included in the current liabilities. The related issuance costs of $96,000 allocated to the warrants were included in deposits and other assets and were being amortized over a 3-year period using a straight-line method. As of December 31, 2004 and 2003, the carrying amount of the warrants was adjusted to the fair value. The change in fair value of the warrants for the year ended December 31, 2003 and 2004 was $105,800 and $46,400, respectively. The change in fair value of the warrants is included as other income.

Effective April 30, 2003, our Company stock was delisted from the Nasdaq SmallCap Market. The Company's common stock is eligible to be traded on the Over-the-Counter Bulletin Board (OCTBB). The delisting of the Company's common stock enabled the holder of the Company's Series A Preferred Stock to request the redemption of such shares. As of December 31, 2003, the Company increased the carrying value of the Series A Redeemable Convertible Preferred Stock to its redemption value of $958,600 and recorded an increase in loss applicable to common shareholders of $743,300 for the year ended December 31, 2003 in the accompanying consolidated statement of operations.

In December 2004, the Company entered into an agreement (the Series A Agreement) with the Investor for restructuring certain terms of the Series A Preferred Stock. In connection with the closing of the transactions under the Series A Agreement, the Company amended and restated its Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock on December 31, 2004. Among the terms amended are (1) the number of shares designated as Series A Preferred Stock were decreased from 1,000 to 600 shares; (2) the Stated Value of each share of Series A Preferred Stock was reduced from $1,000 to $666.67; (3) the holders of the Series A Preferred Stock no longer have the right to required the Company to redeem each share of Series A Preferred Stock, which rights were triggered upon the occurrence of certain events; (4) the redemption amount payable by the Company upon exercise of its redemption right was reduced from 150% of Stated Value to 100% of Stated Value; (5) there is a 181-day waiting period from the date of filing the Amended and Restated Certificate of Designation before the holder may exercise conversion (unless the Company initiates a redemption prior to the end of the 181-day period); (6) the conversion price of the Series A Preferred Stock was changed to a fixed price of $0.50 per share, subject to customary and anti-dilution adjustments; and (7) the Company has five trading days, instead of three, to comply with conversion procedures. As part of the Series A Agreement, the Investor forfeited a stock purchase warrant, exercisable for 300,000 shares of the Company's common stock, that was issued in connection with the original issuance of the Company's Series A Preferred Stock. The Company accounted for these transactions in accordance with SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The restructuring of the Series A Preferred Stock resulted in a gain of $758,600 (or $0.07 per share) for the year ended December 31, 2004. The fair value of the restructured Series A Preferred Stock was $234,100 as of December 31, 2004 and was classified as shareholders' equity in the balance sheet.
13. CAPITAL STOCK INVESTMENT BANKING SERVICES
On December 16, 2002, the Company issued warrants for the purchase of up to 300,000 shares of its common stock under terms of an agreement for investment banking services. Warrants to purchase 100,000 shares of the Company's common stock were to vest immediately and warrants to purchase 200,000 shares were to vest 50% on June 16, 2003 and 50% on December 16, 2003. The Company accounted for this transaction in accordance with EITF No. 96-18, Accounting for Equity Instruments that are issued to Employees for Acquiring, or in Conjunction with Selling Goods or Services. On June 16, 2003, the Company terminated this agreement and the warrants to purchase 200,000 shares were cancelled. For the years ended December 31, 2003, the Company recorded $28,500 in expense related to this transaction.

STOCK OPTION PLAN
On July 16, 1998 the Company adopted the 1998 Stock Option Plan and reserved 1,000,000 shares of Common Stock for issuance under the Plan. Activity under the Plan is as follows:

                                                                                                Weighted
                                                               Weighted       Weighted           Average
                                Shares                          Average        Average         Remaining
                             Available          Options        Exercise           Fair       Contractual
                             for Grant      Outstanding           Price          Value              Life
                             ---------      -----------        --------       --------         ---------
DECEMBER 31, 2002              292,000          652,000          1.11            0.76          3.1 Years
Options forfeited               58,000          (58,000)         2.63            2.33                 --
                             ---------      -----------        --------       --------
DECEMBER 31, 2003              350,000          594,000          0.96            0.82         2.3 Years
Options forfeited                2,000           (2,000)         1.50            1.30                --
Options expired                 42,000          (42,000)         1.50            1.33                 --
                             ---------      -----------        --------       --------
DECEMBER 31, 2004              394,000          550,000         $0.91           $0.78         1.4 Years
Options expired                     --               --              --             --                --
                             ---------      -----------        --------       --------
JUNE 30, 2005                  394,000          550,000         $0.91           $0.00         0.9 Years
                             =========      ===========        ========       ========

The following table summarizes information about stock options outstanding as of June 30, 2005:

                       Options Outstanding                 Options Exercisable
              --------------------------------------      ----------------------
                              Weighted
                Number         Average      Weighted        Number     Weighted
              Outstanding     Remaining      Average      Exercisable   Average
Exercise        as of        Contractual    Exercise        as of      Exercise
Price         06/30/2005        Life          Price       06/30/2005     Price
-----         ----------     ----------       -----       ----------     -----
$0.76            10,000       2.0 Years       $0.76          10,000      $0.76
$0.88           323,800       0.8 Year        $0.88         323,800      $0.88
$0.97           206,200       0.8 Year        $0.97         206,200      $0.97
$1.05            10,000       1.9 Years       $1.05          10,000      $1.05
               --------                                     -------
                550,000       0.9 Year        $0.91         550,000      $0.91
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

                                                                             Number of
                             Number of                                       Securities Remaining
                             Securities to be                                Available for Future
                             Issued Upon             Weighted-average        Issuance Under
                             Exercise of             Exercise Price of       Equity Compensation
                             Outstanding             Outstanding             Plans (Excluding
                             Options and             Options and             Securities Reflected
Plan Category                Warrants                Warrants                in 1st Column)
-------------------------------------------------------------------------------------------------
Equity compensation
 plans approved by
 stockholders                   550,000                 $0.91                    394,000

Equity compensation
 plans not approved
 by stockholders                100,000                 $1.20                         --
                             ----------------------------------------------------------
Total                           650,000                 $0.99                    394,000
                             ==========                                         ========

14.   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash was paid during the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003 for:

                          SIX MONTHS
                             ENDED        YEAR ENDED DECEMBER 31,
                            JUNE 30,      --------------------
                             2005          2004          2003
                          ----------      --------     --------
Income taxes                  $3,000      $  3,600     $  3,600
                          ==========      ========     ========
Interest                    $124,200      $166,200     $170,500
                          ==========      ========     ========

Non-cash investing and financing activities for the years ended December 31, 2004 and 2003 were as follows:

On May 31, 2002, the Company issued warrants to purchase 400,000 shares of the Company's common stock to the preferred stock investor and the broker in connection with the issuance of preferred stock. In connection with the issuance of the preferred stock, the Company recorded a non-cash deemed dividend of relating to the beneficial conversion feature of the preferred stock of $260,000 for the year ended December 31, 2002. Accretion of the stated value of the preferred stock, including the recording of increases in redemption value, of $8,100, $39,100 and $768,200 was recorded for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003, respectively.

In December 2002, the Company issued warrants to purchase up to 300,000 shares of the Company's common stock at $1.20 per share for consulting services. On June 16, 2003, the Company terminated this agreement and warrants to purchase 200,000 shares of the Company's common stock were cancelled. For the years ended December 31, 2003, the Company recorded $28,500 in non-cash expense related to this transaction and increased additional paid-in capital for the same amount.

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

15.   SEGMENT INFORMATION
The Company had two reportable segments:  PMI and LW.

PMI imports and distributes electronic products, computer components, and computer peripheral equipment to various distributors and retailers throughout the United States. LW sells similar products as PMI to retailers and to end-users through a website.

The Company evaluated performance based on income or loss before income taxes and minority interest, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments had been insignificant. The Company's reportable segments were strategic business units. They were managed separately because each business required different technology and/or marketing strategies. The Company did not have offices or operation in foreign countries. Sales to customers located in foreign countries for the year ended December 31, 2004 and 2003 are as follows:

                                        2004                    2003
                                    -----------             -----------
   North America
    (excluding U.S.)                $ 5,188,200              $1,272,900
   Europe                             6,406,300               1,969,700
   Asia                                 134,600                 150,900
   Others                               222,200                   7,100
                                    -----------             -----------
   Total                            $11,951,300              $3,400,600
                                    -----------             -----------


The following table presents information about reported segment profit or loss and segment assets for the years ended December 31, 2004 and 2003:

Year Ended December 31, 2004:
                                          PMI            LW         Totals
                                       -----------   ----------   -----------
Revenues from external customers
                                       $61,101,100   $5,413,800   $66,514,900
Interest income                              2,000           --         2,000
Interest expense                           166,200           --       166,200
Depreciation and
 amortization (1)                          206,500          300       206,800
Segment loss before taxes
 and minority interest                  (1,650,400)    (248,800)   (1,899,200)
Segment assets (2)                      20,615,400      724,800    21,340,200
Expenditures for segment
 assets                                         --           --            --
Year Ended December 31, 2003:
                                           PMI           LW         Totals
                                       -----------   ----------   -----------
Revenues from external customers       $60,410,600   $7,251,100   $67,661,700
Interest income                              3,200           --         3,200
Interest expense                           170,000           --       170,000
Depreciation and
 amortization (1)                          231,100        7,600       238,700
Segment loss before taxes
 and minority interest                  (1,330,200)    (258,100)   (1,588,300)
Segment assets (2)                      22,707,300    1,687,600    24,394,900
Expenditures for segment
 assets                                         --           --            --


(1) The total of reportable segment depreciation and amortization does not include $32,000 of amortization expense related to the warrant issuance costs for each of the years ended December 31, 2004 and 2003.

(2)   Segment assets before Intercompany eliminations.

The following is a reconciliation of reportable segment loss before income taxes and total assets to the Company's consolidated totals:

                                             2004              2003
                                          ------------     ------------

LOSS BEFORE INCOME TAXES:
Loss for reportable segments               $(1,899,200)     $(1,588,300)
Change in fair value of warrants                46,400          105,800
Amortization of warrants issuance costs        (32,000)         (32,000)
                                          ------------     ------------
Consolidated loss from continuing
  operations before income taxes           $(1,884,800)     $(1,514,500)
                                          ============     ============
ASSETS:
Total assets for reportable segments       $11,142,500      $13,628,500
Assets of PMIGA, FNC and Lea                   572,800        1,012,100
Other assets                                    25,400          131,800
                                          ------------     ------------

Consolidated total assets                  $11,740,700      $14,772,400
                                          ============     ============

16.   LITIGATION SETTLEMENT AND CONTINGENCIES
In December 2003, the Company settled a claim against a customer and its principal owner for a past due account receivable in the amount of $734,500. Under the settlement agreement, the customer agreed to pay the entire balance in 12 equal monthly installments of $61,200, beginning December 2003. In addition, the customer entered into a UCC-Financing Statement with the Company under which the customer secured its payments due to the Company with all its assets, including inventory, accounts receivable and equipment. The customer was in default of its obligations under the settlement agreement. During the fourth quarter 2004, the Company reserved $487,200, the entire unpaid balance of this receivable, based on the length of time it has been defaulted.

In April 2003, the Company settled a lawsuit relating to a counterfeit products claim for $95,000 which was included in other expenses in the accompanying consolidated statement of operations.

17.   UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA
Summarized quarterly financial data for 2005 and 2004 is as follows:

                                                              Quarter
                                     First            Second             Third           Fourth
                                    --------          --------          --------        ---------
2005:
Sales                             $9,369,700          $613,800                --               --
Gross profit                         378,400             9,000                --               --
Loss from Operations                (851,500)         (687,600)               --               --
Net loss applicable to
 common shareholders                (319,200)         (676,700)               --               --
Basic and diluted loss
 per share (1):
   Loss from Operations                (0.08)            (0.06)               --               --
   Net loss applicable
     To common shareholders            (0.10)            (0.06)               --               --

2004:
Sales                            $20,300,700       $15,895,900       $15,867,100      $14,451,200
Gross profit                       1,027,300           684,000           731,100          788,400
Loss from Operations                (267,600)         (479,500)         (216,100)        (921,600)
Net loss applicable to
 common shareholders                (319,200)         (558,900)         (176,400)        (118,200)
Basic and diluted loss
 per share (1):
   Loss from Operations                (0.03)            (0.05)            (0.02)           (0.18)
   Net loss applicable
     To common shareholders            (0.03)            (0.05)            (0.02)           (0.01)


(1) Loss per share are computed independently for each of the quarters presented. The sum of the quarterly loss per share in 2005 and 2004 does not equal the total computed for the year ended December 31, 2004 and for the six months ended June 30, 2005 due to rounding.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION
------    ----------------------------------------------------------------------

2.1 Settlement Agreement Affecting Adversary Proceeding, Payment of Claims and Plans of Reorganization (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q on November 14, 2005).

2.2 Amended Disclosure Statement to Accompany Pacific Magtron, Inc.'s Second Amended Plan of Liquidation and Pacific Magtron (GA), Inc.'s Second Amended Plan of Liquidation (filed as Exhibit 2.1 to our Current Report on Form 8-K on February 3, 2006).

2.3 Disclosure Statement to Accompany Third Amended Plans of Reorganization for Pacific Magtron International Corp. and Livewarehouse, Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K on February 3, 2006).

3.1 Articles of Incorporation, as Amended and Restated (filed as an exhibit to our Form 10-12G, File No. 000-25277).

3.4 Bylaws, as Amended and Restated (filed as an exhibit to our Form 10-12G, File No. 000-25277).

3.5 Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Redeemable Convertible Preferred Stock (filed as an exhibit to our Form 8-K on January 5, 2005).

10.1 Wells Fargo Term Note, dated February 4, 1997 (filed as an exhibit to our Form 10-12G, File No. 000-25277).

10.2 Credit Line for Inventory Financing with Textron Financial Corporation (filed as an exhibit to our Report on Form 10-Q for quarter ended June 30, 2003).

10.3 Agreement, dated as of December 11, 2004, between Pacific Magtron International Corp. and Stonestreet L.P. (filed as an exhibit to our Report on Form 8-K on December 16, 2004).

10.4 Employment Agreement, dated as of December 30, 2004, between Pacific International Corp. and Theodore S. Li (filed as an exhibit to our Report on Form 8-K on January 5, 2005).

10.5 Employment Agreement, dated as of December 30, 2004, between Pacific International Corp. and Hui Cynthia Lee (filed as an exhibit to our Report on Form 8-K on January 5, 2005).

10.6 Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of October 14, 2005, between Pacific Magtron, Inc. and Everlasting Private Foundation (filed as Exhibit 10.1 to our Current Report on Form 8-k on November 1, 2005).

16.1 Letter from Weinberg & Company, P.A., addressed to the Securities and Exchange Commission regarding its agreement to the statements made in our Current Reports on Form 8-K and Form 8-K/A filed on March 6 and 7, 2006, respectively (filed as Exhibit 16 to our Current Report on Form 8-K/A on March 7, 2006).

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

SUPPLEMENTAL SCHEDULE

PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                           Charged to
Allowance for Doubtful                    Beginning          Costs         Write-offs            Ending
Accounts                                   Balance        and Expense      of Accounts          Balance
-------------------------------           ---------       -----------      -----------         ---------
Year ended December 31,
 2003                                      $301,600          $125,000        $(148,200)         $278,400

Year ended December 31,
 2004                                      $278,400         $ 538,700        $(506,400)         $310,700