Form 10-Q
period 2006-03-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2006-05-15
CIK 1077050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2006
                                                        OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
             For the transition period from __________ to __________
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date. As of May 2, 2006, the number of shares of common stock outstanding was 10,485,062.

Part I. - Financial Statements

    Item 1. -  Condensed combined statement of net assets
               (liabilities) in liquidation as of
               March 31, 2006 (Unaudited)                                     1

               Condensed combined statement of net assets
               (liabilities) in liquidation as of
               December 31, 2005                                              2

               Condensed consolidated statement of changes in net
               assets (liabilities) in liquidation for the three
               months ended March 31, 2006 (Unaudited)                        3

               Condensed consolidated statements of operations for
               the three months ended March 31, 2005
               (Unaudited - GOING CONCERN BASIS)                              4

               Condensed consolidated statement of shareholders'
               Equity (deficiency) for the three months ended
               March 31, 2005 (Unaudited - GOING CONCERN BASIS)               5

               Condensed consolidated statements of cash flows for the
               three months ended March 31, 2005 (Unaudited -
               GOING CONCERN BASIS)                                           6

               Notes to condensed combined/consolidated financial
               Statements (Unaudited)                                      7-22

    Item 2. -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        23-28

    Item 3. -  Quantitative and Qualitative Disclosures About
               Market Risk                                                   28

    Item 4. -  Controls and Procedures                                       28

Part II - Other Information

    Item 1. -  Legal Proceedings                                             28

    Item 1A.-  Risk Factors                                                  29

    Item 6. -  Exhibits                                                      32

Signature                                                                    33

          PACIFIC MAGTRON INTERNATIONAL CORP. ("PMIC") and Subsidiary -
                           LIVEWAREHOUSE, INC. ("LW")
     CONDENSED COMBINED STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                               (LIQUIDATION BASIS)
                              AS OF MARCH 31, 2006
                                   (unaudited)


                                                                    COMBINED
                                         PMIC              LW          TOTAL
                                    ---------       ----------     ----------
ASSETS
Cash and cash equivalents           $  64,400       $ 145,200      $ 209,600
Pre Petition receivable
 from PMI, less allowance
 for uncollectible amount
 of $230,400                               --           2,100          2,100
Post Petition receivable
 from PMIC                                 --          17,700         17,700
Office and warehouse equipment             --          15,000         15,000
                                    ---------       ---------      ---------
    Total assets                    $  64,400       $ 180,000      $ 244,400
                                    =========       =========      =========

LIABILITIES
Post Petition accounts
 payable and other
 accrued expenses                   $  23,300       $   8,500      $  31,800
Post Petition payable to PMI           22,100              --         22,100
Post Petition payable to PMIGA          2,700              --          2,700
Post Petition payable to LW            17,700              --         17,700
Estimated costs to be incurred
 during liquidation period            171,000          23,000        194,000
Pre Petition unsecured
 accounts payable                     185,900          13,100        199,000
                                    ---------       ---------      ---------
    Total liabilities                 422,700          44,600        467,300
                                    ---------       ---------      ---------
NET ASETS (LIABILITIES)
 IN LIQUIDATION                     ($358,300)      $ 135,400      ($222,900)
                                    =========       =========      =========







       See accompanying notes to condensed combined financial statements.

         PACIFIC MAGTRON INTERNATIONAL CORP. ("PMIC") and Subsidiaries -
      PACIFIC MAGTRON, INC. ("PMI"), PACIFIC MAGTRON (GA), INC. ("PMIGA"),
                         And LIVEWAREHOUSE, INC. ("LW")
     CONDENSED COMBINED STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                               (LIQUIDATION BASIS)
                             AS OF DECEMBER 31, 2005

                                                                                               COMBINED
                                         PMI          PMIGA             LW          PMIC          TOTAL
                                 -----------    -----------    -----------   -----------    -----------
ASSETS
Cash and cash equivalents        $ 1,351,100    $   158,500    $    30,900   $       200    $ 1,540,700
Pre Petition receivable
 from PMIGA, less
 allowance for uncollectible
 amount of $431,600 (secured
 by Micro Technology
 Concepts, Inc. "MTC")                92,700             --             --            --         92,700
Pre Petition receivable
 from PMI, less allowance
 for uncollectible amount
 of $230,400                              --             --        159,200            --        159,200
Refundable previously
 overpaid insurance premiums
 (secured by MTC)                     25,500             --             --            --         25,500
Refundable real property
 transfer taxes                        5,500             --             --            --          5,500
Post Petition receivable
 from PMIGA                            9,200             --             --            --          9,200
Post Petition receivable
 from LW                               7,300             --             --            --          7,300
Post Petition receivable
 from PMIC                            13,500          2,700          1,200            --         17,400
Income tax refund receivable              --             --             --        73,500         73,500
Office and warehouse equipment        15,000             --             --            --         15,000
                                 -----------    -----------    -----------   -----------    -----------
    Total assets                 $ 1,519,800    $   161,200    $   191,300   $    73,700    $ 1,946,000
                                 ===========    ===========    ===========   ===========    ===========

LIABILITIES
Post Petition accounts
 payable and other
 accrued expenses                $    40,500    $       500    $       300   $    18,800    $    60,100
Post Petition payable to PMI              --          9,200          7,300        13,500         30,000
Post Petition payable to PMIGA            --             --             --         2,700          2,700
Post Petition payable to LW               --             --             --         1,200          1,200
Estimated costs to be incurred
 during liquidation period           233,000         17,900         35,600        90,900        377,400
Pre Petition secured payable
 to MTC                              204,200             --             --            --        204,200
Pre Petition payable to LW           389,600             --             --            --        389,600
Pre Petition payable to PMI               --        524,300             --            --        524,300
Pre Petition unsecured
 accounts payable                  1,871,000        168,500         16,300       185,900      2,241,700
                                 -----------    -----------    -----------   -----------    -----------
    Total liabilities              2,738,300        720,400         59,500       313,000      3,831,200
                                 -----------    -----------    -----------   -----------    -----------
NET ASETS (LIABILITIES)
 IN LIQUIDATION                  ($1,218,500)   ($  559,200)   $   131,800   ($  239,300)   ($1,885,200)
                                 ===========    ===========    ===========   ===========    ===========







       See accompanying notes to condensed combined financial statements.

         PACIFIC MAGTRON INTERNATIONAL CORP. ("PMIC") and Subsidiaries -
      PACIFIC MAGTRON, INC. ("PMI"), PACIFIC MAGTRON (GA), INC. ("PMIGA"),
                         And LIVEWAREHOUSE, INC. ("LW")
              CONDENSED COMBINED STATEMENT OF CHANGES OF NET ASSETS
                          (LIABILITIES) IN LIQUIDATION
                               (LIQUIDATION BASIS)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (unaudited)

COMBINED
                                            PMI              PMIGA             LW             PMIC               TOTAL
                                        -----------        ---------         -------        ---------         -----------
NET ASSETS (LIABILITIES) IN
LIQUIDATION, December 31, 2005          (1,218,500)        (559,200)         131,800        (239,300)         (1,885,200)

     Cash distribution paid to
     PMI (received from PMIGA)             (89,200)           89,200                                                   --

     Cash distribution paid to LW
     (received from PMI)                    142,100                        (142,100)                                   --

     Cash distributions paid                395,400           29,900                                              425,300
     Federal income tax refund
     received                                                                                (73,500)            (73,500)

     Payment to MTC                          89,200                                                                89,200

     Decrease in Post Petition
     payable to PMI (receivable
     from PMIGA)                            (9,200)            9,200                                                   --

     Decrease in Post Petition
     payable to PMI (receivable
     from LW)                               (7,300)                            7,300                                   --

     Increase in Post Petition
     receivable from PMIC
     (payable to PMI)                         8,600                                           (8,600)                  --

     Increase in Post Petition
     receivable from PMIC
     (payable to LW)                                                          16,500         (16,500)                  --

     Increase in Post Petition
     unsecured payables and
     accruals                             (103,300)          (5,000)         (8,200)          (4,500)           (121,000)

     Increase (decrease) in cash          (559,300)        (130,800)         114,300           64,200           (511,600)

     Interest income                        (1,700)                                           (6,000)             (7,700)
     Allocated administrative
     expenses from other debtors                               2,000           1,000                               3,000
     Allocation of administrative
     expenses to others Debtors             (3,000)                                                               (3,000)
     Costs incurred during
     liquidation period                     137,700            5,500          11,600           44,900             199,700
     Accrued estimated costs of
     liquidation                                                                            (119,000)           (119,000)

     Others                                 (1,500)                            3,200                                1,700
     Assets and liabilities
     transferred to Creditor
     Trust:
       Cash                               (791,800)         (27,700)                                            (819,500)

       Other assets                        (56,600)          (2,600)                                             (59,200)

       Liabilities                        2,068,400          589,500                                            2,657,900
                                        -----------       ----------       ----------       ----------        -----------
NET ASSETS (LIABILITIES) IN
LIQUIDATION, March 31, 2006                      $0               $0        $135,400       ($358,300)          ($222,900)
                                        ===========       ==========       ==========       ==========        ===========

       See accompanying notes to condensed combined financial statements.

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three Months Ended March 31, 2005
                        (Unaudited - GOING CONCERN BASIS)




Sales                                                             $  9,369,700
Cost of sales                                                        8,991,300
                                                                  ------------
Gross profit                                                           378,400
Selling, general and
  administrative expenses                                            1,094,800
                                                                  ------------
Loss from continuing operations before
  other income (expense)                                              (716,400)
                                                                  ------------
Other income (expense):
   Interest income                                                         600
   Interest expense                                                    (51,400)
   Change in fair value of warrants issued                               1,100
   Loss on asset impairment                                           (112,400)
   Other expense, net                                                   27,000
                                                                  ------------
Total other expense                                                   (135,100)
                                                                  ------------
Loss from continuing operations                                       (851,500)
Loss from discontinued operations of
  Pacific Magtron (GA), Inc.                                          (154,900)
Accretion of deemed
  dividend related to Series A
  Convertible Preferred Stock                                           (4,100)
                                                                  ------------
Net Loss applicable to
  common shareholders                                             $ (1,010,500)
                                                                  ============
Basic and diluted loss per share applicable
  To shareholders:
    Loss from continuing operations                               $      (0.08)
    Loss from discontinued operations                                    (0.01)
                                                                  ------------
  Net loss applicable to common
    shareholders                                                  $      (0.09)
                                                                  ============
Shares used in basic and diluted
   per share calculation                                            10,485,062
                                                                  ============


     See accompanying notes to condensed consolidated financial statements.

              PACIFIC MAGTRON INTERNATIONAL CORP. AND Subsidiaries
      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                        (Unaudited - GOING CONCERN BASIS)


                                  Preferred Stock              Common Stock         Additional
                                ---------------------   -------------------------    Paid-in      Accumulated
                               Shares       Amount         Shares        Amount       Capital       Deficit          Total
                            -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at December 31,
  2004                              600   $   234,100    10,485,062   $    10,500   $ 2,036,400   $(1,645,500)   $   635,500

Preferred stock accretion            --         4,100            --            --            --        (4,100)            --

Loss from operations                 --            --            --            --            --      (851,500)      (851,500)

Loss from discontinued
  Operations                         --            --            --            --            --      (154,900)      (154,900)

                            -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at March 31, 2005           600   $   238,200    10,485,062   $    10,500   $ 2,036,400   $(2,656,000)   ($  370,900)
                            ===========   ===========   ===========   ===========   ===========   ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2005
                        (Unaudited - GOING CONCERN BASIS)


CASH FLOWS (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:
  Net loss                                              $(1,010,500)
  Less: Accretion of dividend related to Series
         A Convertible Preferred Stock                        4,100
        Accretion of redemption value of Series
         A Convertible Preferred Stock                           --
        Loss from discontinued operation                    154,900
                                                        -----------
  Net loss from continuing operations                      (851,500)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                          60,500
      Loss on asset impairment                              112,400
      Provision for doubtful accounts                        24,900
      Change in fair value of warrants                       (1,100)
      Changes in operating assets and
        liabilities:
         Accounts receivable                              1,383,600
         Other receivables                                       --
         Inventories                                      2,145,600
         Prepaid expenses and other
            assets                                          (12,700)
         Accounts payable                                (1,711,500)
         Accrued expenses and other liabilities              94,900
                                                        -----------
NET CASH PROVIDED BY CONTINUING OPERATIONS                1,245,100
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                250,800
                                                        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 1,495,900
                                                        -----------
CASH FLOWS (USED IN) PROVIDED BY FINANCING
  ACTIVITIES:
   Net decrease in floor plan inventory loans            (1,173,300)
   Decrease in restricted cash                              266,600
   Principal payments on notes payable                      (17,100)
                                                        -----------
NET CASH USED IN FINANCING ACTIVITIES                      (923,800)
                                                        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   572,100
CASH AND CASH EQUIVALENTS:
  Beginning of period                                       543,800
                                                        -----------
  End of period                                         $ 1,115,900
                                                        ===========


     See accompanying notes to condensed consolidated financial statements.

         PACIFIC MAGTRON INTERNATIONAL CORP. ("PMIC") and Subsidiaries -
      PACIFIC MAGTRON, INC. ("PMI"), PACIFIC MAGTRON (GA), INC. ("PMIGA"),
                         and LIVEWAREHOUSE, INC. ("LW")
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                         (UNAUDITED - LIQUIDATION BASIS)



THE COMPANY
The combined financial statements include Pacific Magtron International Corp. (the "Company" or "PMIC") and its subsidiaries, Pacific Magtron, Inc. ("PMI"), Pacific Magtron (GA) Inc. ("PMIGA") and LiveWarehouse, Inc. ("LW").

Our primary business had been to distribute computer peripheral products through our wholly owned subsidiaries, PMI, PMIGA and LW. Our business was organized into three divisions: PMI, PMIGA and LW. PMIGA ceased its operations on April 30, 2005.


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

On January 30, 2006, PMIC and LW filed a separate Disclosure Statement to Accompany Third Amended Plans of Reorganization for PMIC and LW ("the PMIC & LW Plan"). The Court authorized PMIC and LW to send the PMIC & LW Plan and ballots to creditors and PMIC's shareholders to vote on the PMIC & LW Plan. The deadline for voting on the PMIC & LW Plan was February 24, 2006 and the hearing on the confirmation of the PMIC & LW Plan was scheduled for April 10, 2006. The confirmation hearing was continued pending consideration of a motion for approval of a settlement of litigation with PMIC's former executive officers and proposed Fourth Amended Plans of Reorganization for PMIC and LW taking that settlement into account (the "PMIC & LW Fourth Amended Plan"). The Company expects that a motion for approval of the settlement and the PMIC & LW Fourth Amended Plan will be filed with the Bankruptcy Court on or about the date of filing this Quarterly Report.

Financial Statement Presentation

Effective July 1, 2005, the Company adopted the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The Company has provided a liquidation basis statement of net assets (liabilities) as of March 31, 2006 and December 31, 2005 and the statement of changes in net assets (liabilities) for the three months ended March 31, 2006. The valuation of assets and liabilities requires estimates and assumptions by management and there are uncertainties in carrying out the liquidation and reorganization plans. The amount and timing of future liquidating distributions to creditors and shareholders, if any, will depend upon a variety of factors including, but not limited to, the actual proceeds from the liquidation of the Company's assets, and the actual costs incurred in connection with carrying out the liquidation and reorganization plans, including administrative costs during the liquidation period, and the timing of the liquidation. These estimates may vary significantly from the final amounts. On January 30, 2006, the Court entered an order approving and confirming the PMI & PMIGA Plan. On January 30, 2006, PMIC and LW filed the PMIC & LW Plan. Both the PMI & PMIGA Plan and the PMIC & LW Plan treat the assets and debts of each of the entities as a separate case. The combined statement of net assets (liabilities) in liquidation as of March 31, 2006 and December 31, 2005 and the combined statement of changes of net assets (liabilities) in liquidation for the three months March 31, 2006 present the assets and liabilities and the changes of net assets (liabilities) of PMI, PMIGA, LW and PMIC separately.

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

The financial information included herein is unaudited. The interim combined/consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company's combined/consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited combined/consolidated financial statements and accompanying notes presented in the Company's Form 10-K for the year ended December 31, 2005. Interim operating results are not necessarily indicative of operating results expected for the entire year.


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

E. Class 4 (secured creditor) consisted solely of MTC. Pursuant to the settlement agreement with MTC, MTC's pre-petition claim against PMI is set at $679,847 MTC has no lien and has no claim against PMIC, PMIGA and LW. MTC was partially secured by (a) a lien on PMI's cash, inventory, equipment and accounts receivable and their proceeds, and (b) a lien on PMI's bank accounts. Pursuant to Court order, the inventory and accounts receivable of PMI were abandoned to MTC. Pursuant to the settlement agreement with MTC, the liquidation value of the inventory and the accounts receivable was set at $200,000. In addition, MTC was secured by a lien on PMI's bank accounts (including the blocked account at Wells Fargo Bank) and the "pre-building sale" account at Union Bank, neither of which accounts held proceeds from the sale of PMI's building or the proceeds of avoidance actions. After the sale of PMI's building in November 2005, MTC had a first lien on the bank accounts. A total of $125,688 from these accounts was paid to MTC. Pursuant to the settlement agreement with MTC, it was agreed that PMI had a $524,317 claim against PMIGA and such claim was subject to MTC's security interest. MTC received a partial cash distribution of $89,217 from PMIGA on the Effective Date. MTC is also to receive a refund from PMI's workers compensation insurer in the approximate amount of $25,500. Thus, MTC had received $440,405 on its collateral and had an unsecured claim of $239,442. Pursuant to the settlement agreement with MTC, MTC reduced its unsecured claim by $150,000. MTC had an unsecured claim of $89,442 and is treated as a Class 3 claim. On the Effective Date, MTC received $35,880 cash distribution from PMI as a Class 3 unsecured creditor.

F. Class 5 (unsecured creditors of PMIGA) was to be paid from PMIGA's funds after reducing for administrative expenses with payment in full for claims of any government creditors and partial distribution of not less than 75% of the cash assets of PMIGA to holders of undisputed, allowed claims in this class. Pursuant to the settlement agreement with MTC, it was agreed that PMI has a $524,317 claim against PMIGA and such claim was subject to MTC's security interest. Funds amounting to $5,896 were reserved for disputed claims and administrative expenses. On the Effective Date, $89,217 was distributed to MTC as a Class 5 creditor and $28,470 was distributed to other Class 5 creditors.

G. Class 6 (PMIC, the sole shareholder of PMI) retained nothing.

H. Class 7 (PMI, the sole shareholder of PMIGA) retained nothing.


On the Effective Date, the remaining balances of the assets of PMI and PMIGA and the reserve for the disputed claims and Preference Claims would be delivered to the PMI Creditor Trust and PMIGA Creditor Trust. The remaining assets of PMI and PMIGA on the Effective Date were approximately $848,400 and $30,300, respectively.

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


3. SUMMARY OF THE PMIC & LW PLAN

The PMIC & LW Plan treats the assets and debts of each of PMIC and LW separately. Under the PMIC & LW Plan, non-insider Creditors holding Allowed Unsecured Claims against PMIC will receive a fifty percent (50%) initial distribution on account of such claims, provided that the total distribution to be made to holders of Allowed Claims other than Class 1 shall not exceed $120,000, which shall be distributed pro rata to the creditors of PMIC. On the effective date of the PMIC & LW Plan, PMIC will merge with Herborium Inc. ("Herborium"), a provider of proprietary, natural and complimentary healthcare products, and shall be the surviving operating entity post-merger (the "Herborium Merger"). LW will be reorganized and remain a wholly-owned subsidiary of PMIC. Advanced Communications Technologies, Inc. ("ACT"), a 61.56% shareholder of PMIC, shall contribute up to $50,000 on behalf of PMIC's shareholders to effectuate the PMIC & LW Plan. The existing stock of PMIC shall be cancelled and new stock shall be issued. With respect to the Class 6 equity interest of ACT, new stock shall be issued directly to the shareholders of ACT subject to the dilution of such interests upon plan consummation and the corresponding merger of Herborium with PMIC as provided in the PMIC & LW Plan. The existing Series A Convertible Preferred Stock of PMIC shall be converted to 800,000 shares of PMIC common stock or 0.74% of post-merger PMIC/Herborium. ACT's shareholders shall own 10.55% of post-merger PMIC/Herborium; PMIC's current common stockholders shall own 3.71% of post-merger PMIC/Herborium; and Herborium's current stockholders shall own 85% of post-merger PMIC/Herborium.

Classification and Treatment of Claims and Interests

PMIC
A.       Unclassified Claims
         Administrative claims and priority tax claims (except as to the claim of the Internal Revenue Service ("IRS") treated under Class 3) are not classified for purposes of voting or receiving distributions under the PMIC & LW Plan. Unclassified claims will be paid in full.

B.       Class 1
         Class 1 claims consist of priority claims other than the unclassified claims as described above and will be paid in full in cash.

C.       Class 2
         Class 2 claims are unsecured claims of PMIC and will be paid in cash an initial distribution equal to 50% of the claim amounts.

D.       Class 3
         Class 3 claim consist of the claim of the IRS. Such claim was amended by the IRS to $0.00 in November
2005.

E.       Class 4
         Class 4 claims consist of the subordinated claims of 2 former executives ("Terminated Executives") of PMIC. Under the PMIC & LW Plan, no distributions would be made to the Class 4 claims unless such claims were determined to be allowed claims. PMIC had filed a motion with the Court requesting (i) that the Subordinated Claims of the Terminated Executives be estimated at no more than $25,000 for voting and distribution purposes, and (ii) with respect to the Subordinated Claims, that PMIC be permitted to take discovery in connection with any estimation hearing before the Court. PMIC was to establish a reserve for Disputed Claims (including the Subordinated Claims) not to exceed $25,000, and entry by the Court of a final order estimating the total Subordinated Claims at no more than $25,000 for voting and distribution purposes shall be a condition precedent to confirmation of the PMIC & LW Plan. If the Bankruptcy Court approves the proposed settlement with the Terminated Executives reached on April 12, 2006 (see Note 7), the PMIC & LW Plan will be amended. Under the proposed amended plans of reorganization for PMIC and LW, the settlement with Mr. Li and Ms. Lee will affect the recovery of only ACT and its stockholders; the other creditors of PMIC and LW will not be affected by the settlement. As discussed above, any stock to be issued to Mr. Li and Ms. Lee under the settlement will come directly from ACT's distribution or, in the event that the Herborium Merger is not consummated, ACT's common stock will be issued in place of the Herborium Stock. The cash reimbursement obligation of PMIC under the settlement is triggered only after all distributions to all other creditors have been made and adequate funds have been reserved for disputed claims. As a party to the settlement, ACT has agreed to the modified treatment.
F.       Class 5
         Class 5 claim consists of the claim of Hartford Insurance Company for pre-petition workers compensation premiums for employees of PMI. This claim is disallowed under the Plan.

G.       Class 6
         Class 6 claims consist of the equity interests of PMIC shareholders other than the holder of PMIC's Series A Convertible Preferred Stock. The existing common shares of PMIC will be cancelled and new stock will be issued. The treatment of ACT and its shareholders under the April 12, 2006 settlement with the Terminated Executives (see Note 7) and the proposed amended plans of reorganization for PMIC and LW is described above under Class 4 claims.

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

4. DISTRIBUTIONS AND TRANSFER OF ASSETS AND LIABILITIES TO CREDITOR TRUSTS

On the Effective Date, PMIGA distributed cash of $89,200 to PMI and $29,900 to other unsecured creditors. Upon the receipt of the distribution of $89,200 from PMIGA, PMI immediately transferred the $89,200 to MTC in compliance with the Confirmation Order. On the Effective Date, PMI distributed cash of $142,100 to LW and $35,900 to MTC and $359,500 to other unsecured creditors. In addition, PMI transferred all its physical assets for a value of $15,000 to LW. On the Effective Date, PMI and PMIGA transferred all their remaining assets and liabilities to the PMI Creditor Trust and PMIGA Creditor Trust, respectively. The following are the assets and liabilities transferred to the PMI Creditor Trust and PMIGA Creditor Trust on the Effective Date:

                                                    PMI                PMIGA
                                               -----------           --------
                  Cash                          $  791,800           $ 27,700
                  Other assets                      56,600              2,600
                                               -----------           --------
                  Total assets                     848,400             30,300
                  Liabilities                    2,068,400            589,500
                                               -----------           --------
                  Net liabilities               $1,220,000           $559,200
                                               ===========           ========

5. INCOME TAX REFUND RECEIVABLE

As of December 31, 2005, PMIC anticipated a federal income tax refund resulting from carrying back tax losses in 2002 to 1998. On March 3, 2006, PMIC received a federal income tax refund of $73,485 plus interest of $6,001.


6. ESTIMATED COSTS TO BE INCURRED DURING LIQUIDATION PERIOD

The Company estimated the cost to be incurred to complete the liquidation of its assets. The actual costs incurred are also dependent of the length of time to liquidate the assets and might be materially different from the estimated amount. The amounts of accrued estimated costs of liquidation and costs incurred and other income and expenses for the three months ended March 31, 2006 are as follow:


                                                                                                      COMBINED
                                                PMI           PMIGA          LW           PMIC          TOTAL
                                             --------      ---------     ---------     ---------     ---------
Estimated costs to be incurred during
liquidation as of December 31, 2005          $ 233,000     $  17,900     $  35,600     $  90,900     $ 377,400

Accrued estimated costs of liquidation                                                   119,000       119,000

Other income and costs incurred
during liquidation period from
January 1, 2006 to March 31,
2006:
        Interest and other income                1,700                                     6,000         7,700
        Other costs incurred during
        liquidation period                    (137,700)       (5,500)      (11,600)      (44,900)    (199,700)
        Administrative costs allocated
        from other debtors                                    (2,000)       (1,000)                    (3,000)
        Administrative costs allocated to
        other debtors                            3,000                                                   3,000
        Transfer of liabilities to
        Creditor Trust                        (100,000)      (10,400)                                (110,400)
                                             ---------     ---------     ---------     ---------     ---------
Estimated costs to be incurred during
liquidation as of March 31, 2006                     0             0        23,000       171,000       194,000
                                             =========     =========     =========     =========     =========

7. SETTLEMENT WITH FORMER EXECUTIVES

On April 12, 2006, ACT and Theodore S. Li and Cynthia Lee (also referred to herein collectively as the "Former Executives") entered into binding letter agreements with respect to the settlement of certain litigation proceedings and potential claims involving ACT, PMIC, Encompass Group Affiliates, Inc., the Former Executives, Martin Nielson and Wayne Danson.

The litigation proceedings covered by this settlement include the following:

            o the suit filed on May 11, 2005 by ACT in the United States District Court for the Southern District of New York against Mr. Li and Ms. Lee for the recovery of damages and costs for securities fraud, breach of contract, misrepresentation and other counts in connection with the Stock Purchase Agreement pursuant to which Mr. Li and Ms. Lee sold shares of PMIC's common stock to ACT (the "New York Action"); and

            o the suit brought in January 2006 by Mr. Li and Ms. Lee in the California Superior Court, Santa Clara County against ACT and Encompass and certain of their officers and directors alleging, among other things, fraud, intentional misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, violation of the California Labor Code, violation of the Business of Professions Code of California, and defamation (the "California Action").

The provisions of this settlement are being incorporated into a Settlement Agreement to which PMIC and its subsidiaries will be a party upon Bankruptcy Court approval. The material terms of this settlement are as follows:

o Upon the closing of the Herborium Merger and the occurrence of the effective date of the PMIC & LW Plan, ACT will pay Mr. Li and Ms. Lee $325,000. PMIC will reimburse ACT for a portion of this payment using available cash or other assets remaining in the PMIC bankruptcy estate after final distribution under the PMIC & LW Plan, as amended.

o PMIC will issue Mr. Li and Ms. Lee an aggregate of 1,750,000 freely-tradable shares of Herborium common stock ("Herborium Stock") with a minimum value of $.10 per share subject to the following conditions:

            (a) such shares will be subject to a lock-up period of 150 days after issuance during which Mr. Li and Ms. Lee may only sell the shares for $.10 per share or greater; if the price per share is less than $.10 per share at the end of the lock-up period, then ACT will "top up" the value provided to Mr. Li and Ms. Lee by delivering either:

                        o cash equal to $.10 minus the price per share on said date times the number of shares still held, or

                        o additional shares of Herborium Stock which would otherwise be issued to ACT or its stockholders under the Fourth Amended Plan having a value equal to said the same amount;

            (b) ACT's obligation to "top up" Mr. Li's and Ms. Lee's shares of Herborium Stock shall be collateralized by 1,750,000 shares of Herborium Stock held by ACT which will be placed in escrow upon the earliest date that such shares can be issued following the Herborium Merger;

            (c) in the event that the Herborium Merger does not occur, Mr. Li and Ms. Lee will receive the $325,000 and $175,000 worth of shares of ACT's common stock, respectively, on the 76th day following execution of the Settlement Agreement; on the date upon which the Bankruptcy Court approves this settlement, 87,500,000 shares of ACT's common stock will be placed in escrow at an estimated value of $.002 per share, which shares will be deemed to be issued pursuant to the convertible notes issued to Mr. Li and Ms. Lee in connection with the Stock Purchase Agreement pursuant to which they sold shares of PMIC common stock to ACT. The shares will be released from escrow to Mr. Li and Ms. Lee based upon the closing price as of the 75th day or the next preceding business day and shall be "topped up" to $.002 per share if the arms length third party closing price is below $.002. If the Herborium Merger occurs these shares shall immediately be released to ACT.

o Mr. Li and Ms. Lee will each receive a reference letter from PMIC relating to the circumstances of their employment with PMIC.

o Mr. Li and Ms. Lee will execute broad general releases in favor of ACT, PMIC, Encompass and each of their subsidiaries and their directors, employees, heirs, insurers, attorneys and agents from any and all claims, including but not limited to those that have or could have been brought in connection with the New York Action, the California Action or in any of the Bankruptcy Proceedings or under the Stock Purchase Agreement or the Employment Agreements entered into among each of Mr. Li and Ms. Lee and PMIC, ACT and Encompass in connection with the Stock Purchase Agreement. ACT, PMIC and Encompass and each of their subsidiaries will execute similar releases in favor of Mr. Li and Ms. Lee. This settlement will not be construed as an admission of liability by any party. The parties further agree not to instigate or participate in any future litigation or proceeding against any released party based upon events occurring prior to settlement.

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

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Three Months Ended March 31, 2005
                        (Unaudited - GOING CONCERN BASIS)

1. THE COMPANY

The consolidated financial statements of Pacific Magtron International Corp. (the "Company" or "PMIC") include its subsidiaries, Pacific Magtron, Inc. ("PMI"), Pacific Magtron (GA) Inc. ("PMIGA") and LiveWarehouse, Inc. ("LW"). PMI and PMIGA's principal activity consisted of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. LW distributed certain computer and electronics products and sold consumer computer products on the internet. PMIGA ceased its operation as of April 30, 2005.

Financial Statement Presentation

Effective July 1, 2005, the Company adopted the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. Prior to July 1, 2005, the Company had prepared its consolidated financial statements on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. PMIGA ceased its operation as of April 30, 2005. The activities, assets and liabilities of PMIGA were reclassified for reporting purposes as discontinued operations for all periods prior to June 30, 2005 shown in the accompanying condensed consolidated financial statements. On June 23, 2005, MTC informed the Company that it would not continue to perform under the Interim Management Agreement and would not agree to allow the Company to use MTC's cash collateral for any business purpose except for liquidating the remaining assets of the Company. The Company was forced to cease business activities except those necessary to liquidate its remaining assets. The accompanying condensed consolidated financial statements and notes to these statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 2005. The interim financial information contained herein is unaudited; however, in management's opinion, all adjustments necessary for fair presentation of such financial information have been included.

The Company incurred a net loss applicable to common shareholders of $1,010,500 for the three months ended March 31, 2005. As of March 31, 2005, the Company also had a working capital deficiency of $4,387,100, including the classification of notes payable in default as a current liability, and an accumulated deficit of $2,656,000 and a shareholders' deficiency of $370,900. As of March 31, 2005, the Company was in violation of certain of its debt covenants with Textron Financial Corporation ("Textron") and Wells Fargo Bank ("Wells Fargo"). The Company's inventory flooring line with Textron could be terminated and loan payments on its inventory flooring line with Textron and mortgage loan with Wells Fargo could be accelerated. The Company relied on credit terms from its suppliers to fund inventory purchases. Certain vendors had progressively imposed more restrictive credit terms, such that, beginning in March 2005, the Company was unable to fund purchases. The Company's business was limited to selling its existing inventory with no ability to obtain credit to replenish or purchase other items our customers might need. As of March 31, 2005, the Company had $343,300 of inventories compared to $2,488,900 at December 31, 2004. The Company did not have the ability to fund the shortfall caused by the elimination of terms by vendors. Because of the reduced sales caused by the lack of new inventory, the Company was not able to pay its obligations on a timely basis. On May 11, 2005, the Company filed voluntary petitions to reorganize the business under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court.

The financial information included herein is unaudited. The interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in the Company's Form 10-K for the year ended December 31, 2005. Interim operating results are not necessarily indicative of operating results expected for the entire year.

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

2. LOSS PER SHARE

Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method, that could share in the earnings of an entity. During the three months ended March 31, 2005, options and warrants to purchase shares of the Company's common stock and shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

The following is the computation of the Company's basic and diluted loss per Share for the three months ended March 31, 2005:


Loss from continuing operations                  $   (851,500)
Accretion of deemed dividend related to
  Series A Convertible Preferred Stock                 (4,100)
                                                 ------------
Loss from continuing operations
  applicable to common shareholders              $   (855,600)
                                                 ============
Basic and diluted loss per share -
  Loss from continuing operations                $      (0.08)
                                                 ============
Shares used in basic and diluted
   per share calculation                           10,485,062
                                                 ============

3. DISCONTINUED OPERATIONS

On April 30, 2005, the Company ceased its operations in PMIGA. The operating results of PMIGA for the three months ended March 31, 2005 were as follows:


Net sales                          $   988,900

Net loss                           $  (154,900)

4. STATEMENTS OF CASH FLOWS

Cash was paid during the three months ended March 31, 2005 for:


State income taxes                           $   3,500
                                             =========
Interest                                     $  51,400
                                             =========

The following are the non-cash financing activities for the three months ended March 31, 2005:


Accretion of preferred stock dividend        $   4,100
                                             =========

5. FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

In May 2003, PMI obtained from Textron a $3,500,000 inventory financing facility, which included a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan. The credit facility was guaranteed by PMIC, PMIGA, LW and two shareholders/officers of the Company, and could be discontinued by Textron at any time at its sole discretion. Borrowings under the inventory line were subject to 30 days repayment, at which time interest accrues at the prime rate plus 6%. The Company was required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment was required when the outstanding balance exceeds the sum of 70% of the Company's eligible accounts receivable, and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. The Company was also required to maintain $250,000 in a restricted account as a pledge to Textron. During March 2005, Textron applied the $250,000 restricted cash against the amounts owed Textron. As of March 31, 2005, there was no amount in the restricted account. PMI and PMIC were required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, a minimum tangible capital fund and required levels of profitability. As of March 31, 2005, the Company was out of compliance with those covenants and a waiver was not obtained from Textron. This gave Textron the option to terminate the credit facility and accelerate the loan payments. Upon termination, the Company would have no other facility to finance its inventory purchases.

As of March 31, 2005, the outstanding balance of this loan was $1,069,800.

6. NOTES PAYABLE

The Company's wholly-owned subsidiary, PMI, obtained financing of $3,498,000 from Wells Fargo for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate plus 2.5%, and was secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration ("SBA") loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569%, and was secured by the underlying property.

Under the Wells Fargo bank loan, PMI was required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, and to have no more than two consecutive quarterly losses. In addition, PMI was required to achieve a net income on an annual basis. PMI was in violation of the annual income covenants and the minimum EBITA coverage ratio as of March 31, 2005 and December 31, 2004. These covenant violations constituted an event of default under the loan agreement and gave Wells Fargo the right to call the loan. A waiver of the loan covenant violations was obtained from the bank through December 31, 2005. As a condition for the waiver, the Company maintained a restricted account as a reserve for the debt service. As of March 31, 2005, the balance of the restricted account was $238,400.


7. SEGMENT INFORMATION

The Company has two reportable segments: PMI and LW.

PMI imported and distributed electronic products, computer components, and computer peripheral equipment to various distributors and retailers throughout the United States. LW sold similar products to end-users and resellers through a website. PMIGA ceased its business as of April 30, 2005. The activities of PMIGA for all periods were reclassified for reporting purposes as discontinued operations.

The accounting policies of the segments are the same as those described in the notes to consolidated financial statements presented in the Company's Form 10-K for the year ended December 31, 2005. The Company evaluated performance based on income or loss before income taxes, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments had been insignificant. The Company's reportable segments were separate strategic business units. They were managed separately because each business required different technology and/or marketing strategies. Sales to foreign countries were approximately $1,800,000 for the three months ended March 31, 2005.

The following table presents information about reported continuing segment profit or loss for the three months ended March 31, 2005:

Revenues from external
  customers:
PMI                                               $  9,322,000
LW                                                      47,700
                                                  ------------
Total                                             $  9,369,700
                                                  ============
Segment loss before income taxes:
        PMI                                       $   (759,600)
        LW                                             (91,000)
                                                  ------------
Loss before income
  taxes for reportable segments                       (850,600)
Change in fair value of
  warrants issued                                        1,100
Amortization of  warrant
  issuance costs                                        (2,000)
                                                  ------------
Consolidated loss from
  continuing operations                           $   (851,500)
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

9. CAPITAL STOCK

In April 2003, Nasdaq notified the Company that its common stock was delisted from the Nasdaq SmallCap Market, effective April 30, 2003. The Company's common stock is being traded on the Over the Counter Bulletin Board ("OCTBB"). The delisting of the Company's common stock enabled the holder of the Company's Series A Preferred Stock to request the repurchase of such shares. The Company had increased the carrying value of the Series A Preferred Stock to its redemption value.

In December 2004, the Company entered into an agreement (the "Series A Agreement") with the holder of the Series A Preferred Stock (the "Investor") for restructuring certain terms of the Series A Preferred Stock. In connection with the closing of the transactions under the Series A Agreement, the Company amended and restated its Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock on December 31, 2004. Among the terms amended are (1) the number of shares designated as Series A Preferred Stock were decreased from 1,000 to 600 shares; (2) the Stated Value of each share of Series A Preferred Stock was reduced from $1,000 to $666.67; (3) the holders of the Series A Preferred Stock no longer have the right to require the Company to redeem each share of Series A Preferred Stock, which rights were triggered upon the occurrence of certain events; (4) the redemption amount payable by the Company upon exercise of its redemption right was reduced from 150% of Stated Value to 100% of Stated Value; (5) there was a 181-day waiting period from the date of filing the Amended and Restated Certificate of Designation before the holder may exercise conversion (unless the Company initiates a redemption prior to the end of the 181-day period); (6) the conversion price of the Series A Preferred Stock was changed to a fixed price of $0.50 per share, subject to customary and anti-dilution adjustments; and (7) the Company had five trading days, instead of three, to comply with conversion procedures. As part of the Series A Agreement, the Investor forfeited a stock purchase warrant, exercisable for 300,000 shares of the Company's common stock that was issued in connection with the original issuance of the Company's Series A Preferred Stock. The Company accounted for these transactions in accordance with SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As of March 31, 2005, the carrying amount of the Series A Preferred Stock was classified as shareholders' equity in the balance sheet.

10. SUBSEQUENT EVENTS

In December 2004, two stockholders/executives (the "Stockholders") holding a collective majority interest in the Company entered into a Stock Purchase Agreement with Advanced Communications Technologies, Inc., a Florida corporation ("ACT"), pursuant to which ACT agreed to purchase from the Stockholders, and the Stockholders agreed to sell to ACT, an aggregate of 6,454,300 shares of the common stock of the Company (the "PMIC Shares") for the aggregate purchase price of $500,000. On December 30, 2004, the Stockholders and ACT closed on the sale of the PMIC Shares (the "Closing"). In connection with the sale, the Stockholders entered into employment agreements with the Company, ACT and ACT's wholly-owned subsidiary. The Employment Agreements, dated December 30, 2004, provided for a cash bonus of $225,000 each to be paid within 30 days of the Closing and other bonus and earn-out provisions that could be paid in cash or in shares of common stock of ACT. Under the earn-out provisions, the Stockholders could earn the right to receive in aggregate up to 99,999,999 shares of ACT's common stock. In the event the Company terminated the Employment Agreements without cause upon 30 days prior written notice, the Stockholders would be entitled to 6 months severance pay.

On May 10, 2005, the Company terminated the Employment Agreements for "cause" pursuant to the terms of the Employment Agreements. No part of the bonuses were paid. On May 11, 2005, ACT filed a complaint in the United States District Court for the Southern District of New York against the former officers and principal shareholders of PMIC, for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING INFORMATION

Certain matters in this Form 10-Q, including, without limitation, certain matters discussed under Part I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," "will," "continue," "seeks" and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Pacific Magtron International Corp. and each of its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I - Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part II, Item 1A - Risk Factors of this Form 10-Q and in Part I, Item 1A - Risk Factors in the report on Form 10-K of Pacific Magtron International Corp. for the year ended December 31, 2005. Pacific Magtron International Corp. undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW AND BANKRUPTCY PROCEEDINGS

As used herein and unless otherwise indicated, the terms "Company," "we," and "our" refer to Pacific Magtron International Corp. and each of its subsidiaries, Pacific Magtron, Inc. ("PMI"), Pacific Magtron (GA) Inc. ("PMIGA") and LiveWarehouse, Inc. ("LW"). .

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

On July 18, 2005, the Company filed the "Disclosure Statement to Accompany Debtors' Joint Liquidating Plan of Reorganization" detailing the liquidation plan; however, the Company did not receive the Court's approval for the plan. On December 23, 2005, PMI and PMIGA filed an Amended Disclosure Statement to Accompany PMI's Second Amended Plan of Liquidation and PMIGA's Second Amended Plan of Liquidation ("the PMI & PMIGA Plan"). On January 30, 2006, the Court entered an order (Docket No. 507) ("Confirmation Order") approving and confirming the PMI & PMIGA Plan. The effective date of the PMI & PMIGA Plan was February 10, 2006 ("the Effective Date").

On January 30, 2006, PMIC and LW filed a separate Disclosure Statement to Accompany Third Amended Plans of Reorganization for PMIC and LW ("the PMIC & LW Plan"). The Court authorized PMIC and LW to send the PMIC & LW Plan and ballots to creditors and PMIC's shareholders to vote on the PMIC & LW Plan. The deadline for voting on the PMIC & LW Plan was February 24, 2006 and the hearing on the confirmation of the PMIC & LW Plan was scheduled for April 10, 2006. The confirmation hearing was continued pending consideration of a motion for approval of a settlement of litigation with PMIC's former executive officers and proposed Fourth Amended Plans of Reorganization for PMIC and LW taking that settlement into account (the "PMIC & LW Fourth Amended Plan"). The Company expects that a motion for approval of the settlement and the PMIC & LW Fourth Amended Plan will be filed with the Bankruptcy Court on or about the date of filing this Quarterly Report.




Financial Statement Presentation

Effective July 1, 2005, the Company adopted the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The Company has provided an estimated liquidation basis statement of net assets (liabilities) in its Form 10-Q as of March 31, 2006 and December 31, 2005, and the statement of changes in net assets (liabilities) for the three months ended March 31, 2006. The valuation of assets and liabilities requires estimates and assumptions by management and there are substantial uncertainties in carrying out the liquidation plan. The amount and timing of future liquidating distribution to creditors and shareholders, if any, will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of the Company's assets, and the actual costs incurred in connection with carrying out the liquidation plan, including administrative costs during the liquidation period, and the timing of the liquidation. These estimates may vary significantly from the final amounts.

Prior to July 1, 2005, the Company had prepared its consolidated financial statements on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. PMIGA ceased its operation as of April 30, 2005. The activities, assets and liabilities of PMIGA were reclassified for reporting purposes as discontinued operations for all periods prior to June 30, 2005 shown in the accompanying condensed consolidated financial statements. The Company has been forced to cease business activities effective July 1, 2005, except those necessary to liquidate its remaining assets.

CHANGES IN NET ASSETS (LIABILITIES) IN LIQUIDATION

Costs Incurred During Liquidation Period

The amounts of costs incurred during the liquidation for the three months ended March 31, 2006 were $137,700, $5,500, $11,600 and $44,900 for PMI, PMIGA, LW and
PMIC, respectively. The costs incurred primarily consist of $26,300 and $29,000 in salaries and related costs for PMI and PMIC, respectively, and $137,100 in legal fees of which $113,800, $5,500, $8,500 and $9,300 was allocated to PMI, PMIGA, LW and PMIC, respectively. PMIC has accrued an additional estimated cost of $119,000 for the liquidation period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, LW and PMIC had cash in the amounts of $145,200 and $64,400, respectively. For the quarter ended March 31, 2006, LW and PMIC have incurred costs of $11,600 and $44,900, respectively. As of March 31, 2006, LW and PMIC had unpaid Post-Petition payables and accruals of $8,500 and $65,800, respectively. LW had a Post-Petition receivable of $17,700 from PMIC as of March 31, 2006.

On the Effective Date, PMIGA distributed cash of $89,200 to PMI and $29,900 to other unsecured creditors. Upon the receipt of the distribution of $89,200 from PMIGA, PMI immediately transferred the $89,200 to Micro Technology Concepts, Inc. ("MTC") in compliance with the Confirmation Order. On the Effective Date, PMI distributed cash of $142,100 to LW and $35,900 to MTC and $359,500 to other unsecured creditors. In addition, PMI transferred all its physical assets for a value of $15,000 to LW. On the Effective Date, PMI and PMIGA transferred all their remaining assets and liabilities to the PMI Creditor Trust and PMIGA Creditor Trust, respectively. The following are the assets and liabilities transferred to the PMI Creditor Trust and PMIGA Creditor Trust on the Effective
Date:

                                                   PMI                PMIGA
                                               -----------          --------
                  Cash                          $  791,800          $ 27,700
                  Other assets                      56,600             2,600
                                               -----------          --------
                  Total assets                     848,400            30,300
                  Liabilities                    2,068,400           589,500
                                               -----------          --------
                  Net liabilities               $1,220,000          $559,200
                                               ===========          ========

PMIC had anticipated a federal income tax refund resulting from carrying back tax losses in 2002 to 1998. On March 3, 2006, PMIC received a federal income tax refund of $73,485 plus $6,001 interest for a total of $79,486.

The PMIC & LW Plan treats the assets and debts of each of PMIC and LW separately. Under the PMIC & LW Plan, non-insider Creditors holding Allowed Unsecured Claims against PMIC will receive a fifty percent (50%) initial distribution on account of such claims, provided that the total distribution to be made to holders of Allowed Claims other than Class 1 shall not exceed $120,000, which shall be distributed pro rata to the creditors of PMIC. On the effective date of the PMIC & LW Plan, PMIC will merge with Herborium Inc. ("Herborium"), a provider of proprietary, natural and complimentary healthcare products, and shall be the surviving operating entity post-merger (the "Herborium Merger"). LW will be reorganized and remain a wholly-owned subsidiary of PMIC. ACT shall contribute up to $50,000 on behalf of PMIC's shareholders to effectuate the PMIC & LW Plan. The existing stock of PMIC shall be cancelled and new stock shall be issued. With respect to the Class 6 equity interest of ACT, new stock shall be issued directly to the shareholders of ACT subject to the dilution of such interests upon plan consummation and the corresponding merger of Herborium with PMIC as provided in the PMIC & LW Plan. The existing Series A Convertible Preferred Stock of PMIC shall be converted to 800,000 shares of PMIC common stock or 0.74% of post-merger PMIC/Herborium. ACT's shareholders shall own 10.55% of post-merger PMIC/Herborium; PMIC's current common stockholders shall own 3.71% of post-merger PMIC/Herborium; and Herborium's current stockholders shall own 85% of post-merger PMIC/Herborium.

On April 12, 2006, ACT and Theodore S. Li and Cynthia Lee (also referred to herein collectively as the "Former Executives") entered into binding letter agreements with respect to the settlement of certain litigation proceedings and potential claims involving ACT, PMIC, Encompass Group Affiliates, Inc. , the Former Executives, Martin Nielson and Wayne Danson. The provisions of this settlement are being incorporated into a Settlement Agreement to which PMIC and its subsidiaries will be a party upon Bankruptcy Court approval.

The litigation proceedings covered by this settlement include the following:

            o the suit filed on May 11, 2005 by ACT in the United States District Court for the Southern District of New York against Mr. Li and Ms. Lee for the recovery of damages and costs for securities fraud, breach of contract, misrepresentation and other counts in connection with the Stock Purchase Agreement pursuant to which Mr. Li and Ms. Lee sold shares of PMIC's common stock to ACT (the "New York Action"); and

            o the suit brought in January 2006 by Mr. Li and Ms. Lee in the California Superior Court, Santa Clara County against ACT and Encompass and certain of their officers and directors alleging, among other things, fraud, intentional misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, violation of the California Labor Code, violation of the Business of Professions Code of California, and defamation (the "California Action").

The material terms of the settlement are set forth below.

o Upon the closing of the Herborium Merger and the occurrence of the effective date of the PMIC & LW Plan, ACT will pay Mr. Li and Ms. Lee $325,000. PMIC will reimburse ACT for a portion of this payment using available cash or other assets remaining in the PMIC bankruptcy estate after final distribution under the PMIC & LW Plan, as amended.

o PMIC will issue Mr. Li and Ms. Lee an aggregate of 1,750,000 freely-tradable shares of Herborium common stock ("Herborium Stock") with a minimum value of $.10 per share subject to the following conditions:

            (a) such shares will be subject to a lock-up period of 150 days after issuance during which Mr. Li and Ms. Lee may only sell the shares for $.10 per share or greater; if the price per share is less than $.10 per share at the end of the lock-up period, then ACT will "top up" the value provided to Mr. Li and Ms. Lee by delivering either:

                        o cash equal to $.10 minus the price per share on said date times the number of shares still held, or

                        o additional shares of Herborium Stock which would otherwise be issued to ACT or its stockholders under the Fourth Amended Plan having a value equal to said the same amount;

            (b) ACT's obligation to "top up" Mr. Li's and Ms. Lee's shares of Herborium Stock shall be collateralized by 1,750,000 shares of Herborium Stock held by ACT which will be placed in escrow upon the earliest date that such shares can be issued following the Herborium Merger;

            (c) in the event that the Herborium Merger does not occur, Mr. Li and Ms. Lee will receive the $325,000 and $175,000 worth of shares of ACT's common stock, respectively, on the 76th day following execution of the Settlement Agreement; on the date upon which the Bankruptcy Court approves this settlement, 87,500,000 shares of ACT's common stock will be placed in escrow at an estimated value of $.002 per share, which shares will be deemed to be issued pursuant to the Convertible Notes issued to Mr. Li and Ms. Lee in connection with the Stock Purchase Agreement. The shares will be released from escrow to Mr. Li and Ms. Lee based upon the closing price as of the 75th day or the next preceding business day and shall be "topped up" to $.002 per share if the arms length third party closing price is below $.002. If the Herborium Merger occurs, these shares shall immediately be released to ACT.

o Mr. Li and Ms. Lee will each receive a reference letter from PMIC relating to the circumstances of their employment with PMIC.

o Mr. Li and Ms. Lee will execute broad general releases in favor of ACT, PMIC, Encompass and each of their subsidiaries and their directors, employees, heirs, insurers, attorneys and agents from any and all claims, including but not limited to those that have or could have been brought in connection with the New York Action, the California Action or in any of the bankruptcy proceedings or under the Stock Purchase Agreement or the employment agreements entered into by each of Mr. Li and Ms. Lee with us, ACT and Encompass. ACT, PMIC and Encompass and each of their subsidiaries will execute similar releases in favor of Mr. Li and Ms. Lee. This settlement will not be construed as an admission of liability by any party. The parties further agree not to instigate or participate in any future litigation or proceeding against any released party based upon events occurring prior to settlement.

o The parties agree to cause any and all pending litigation between them to be dismissed with prejudice as soon as practical following the payment of consideration contemplated by this settlement.

o This settlement will be subject to approval by the Bankruptcy Court in the Bankruptcy Proceedings and will be incorporated in the PMIC & LW Plan, as amended, and the Bankruptcy Court will retain jurisdiction to enforce the settlement. Mr. Li and Ms. Lee will withdraw their proofs of claims in the PMIC Bankruptcy Proceedings and their objections to the confirmation of the PMIC & LW Plan.

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

OFF-BALANCE ARRANGEMENTS

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

PART II
ITEM 1. - LEGAL PROCEEDINGS

We are not involved as a party to any legal proceeding or settlement other than various claims and lawsuits arising in the course of the Bankruptcy Proceedings. The discussion set forth under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings Overview and Bankruptcy Proceedings and Liquidity and Capital Resources is incorporated by reference herein.

ITEM 1A. - RISK FACTORS.

IN ADDITION TO THE OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, YOU SHOULD CAREFULLY REVIEW AND CONSIDER THE FACTORS DISCUSSED IN PART I,
ITEM 1A - RISK FACTORS IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, CERTAIN OF WHICH HAVE BEEN UPDATED AS SET FORTH BELOW. THESE FACTORS COULD MATERIALLY AFFECT RECOVERY UNDER THE BANKRUPTCY PROCEEDINGS IN WHICH WE ARE INVOLVED, THE PRICE OF OUR COMMON STOCK AND THE PROPOSED MERGER OF HERBORIUM WITH AND INTO OUR COMPANY. THE RISKS, UNCERTAINTIES AND OTHER FACTORS DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K ARE NOT THE ONLY ONES PERTINENT TO OUR COMPANY AND OUR CREDITORS. ADDITIONAL RISKS, UNCERTAINTIES AND OTHER FACTORS NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT RECOVERY UNDER THE BANKRUPTCY PROCEEDINGS IN WHICH WE ARE INVOLVED, THE PRICE OF OUR COMMON STOCK AND THE PROPOSED MERGER OF HERBORIUM WITH AND INTO OUR COMPANY.

RISKS RELATED TO THE BANKRUPTCY PROCEEDINGS

THE AMOUNT AND TIMING OF FUTURE DISTRIBUTIONS TO OUR CREDITORS AND STOCKHOLDERS WILL DEPEND UPON OUR ACTUAL PROCEEDS FROM LIQUIDATION AND OUR ACTUAL COSTS OF CARRYING OUT THE LIQUIDATION.

The amount and timing of future liquidating distributions to our creditors and stockholders, if any, will depend upon a variety of factors including, but not limited to, the actual proceeds that we receive from liquidating our assets, and the actual costs that we incur in connection with carrying out our liquidation and reorganization plans, including administrative costs during the liquidation period, and the timing of the liquidation. As of March 31, 2006, our estimated costs of liquidation were as follows:

                                                                        COMBINED
                                  PMI    PMIGA       LW        PMIC       TOTAL
                                  ---    -----     ------     -------   --------
Estimated costs to be incurred
during liquidation as of March
31, 2006                           0       0       23,000     171,000    194,000

Our estimates may vary significantly from the actual amounts.

THERE IS NO ASSURANCE OF ADDITIONAL RECOVERY FOR PAYMENT TO UNSECURED CREDITORS UNDER THE PMI & PMIGA PLAN.

The PMI & PMIGA Plan involves some risk of reduced payment. The total recovery by unsecured creditors (Class 3 and 5) will depend upon:

            o     the recovery of "preferences"; and

            o the recovery in PMIGA's accounts receivable by the PMIGA Creditor Trust

As part of our bankruptcy proceedings, we have claims against vendors who received payments within 90 days of the bankruptcy petition date. These payments are called "preferences." No assurance can be made there will be a substantial recovery from any of these sources. In addition, on April 12, 2006, we reached settlement with respect to litigation proceedings and potential claims involving us, our majority stockholder, Advanced Communications Technologies, Inc. (also referred to as "ACT"), its wholly-owned subsidiary Encompass Group Affiliates, Inc., and our former executives Theodore S. Li and Cynthia Lee. Under the terms of this settlement, we obtained no recovery from Mr. Li or Ms. Lee although the PMI & PMIGA Plan contemplated possible recovery from them.

IF APPROVED BY THE BANKRUPTCY COURT, THE SETTLEMENT WITH OUR FORMER EXECUTIVES MAY RESULT IN A DIMINUTION OF THE RECOVERY OF SOME OF OUR CREDITORS, NAMELY ACT AND ITS STOCKHOLDERS.

The litigation proceedings covered by this settlement include the following:

            o the suit filed on May 11, 2005 by ACT in the United States District Court for the Southern District of New York against Mr. Li and Ms. Lee for the recovery of damages and costs for securities fraud, breach of contract, misrepresentation and other counts in connection with the Stock Purchase Agreement pursuant to which Mr. Li and Ms. Lee sold shares of PMIC's common stock to ACT. We refer to this litigation as the "New York Action"); and

            o the suit brought in January 2006 by Mr. Li and Ms. Lee in the California Superior Court, Santa Clara County against ACT and Encompass and certain of their officers and directors alleging, among other things, fraud, intentional misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, violation of the California Labor Code, violation of the Business of Professions Code of California, and defamation. We refer to this litigation as the "California Action".

The material terms of the settlement reached among us, ACT, Encompass and Mr. Li and Ms. Lee on April 12, 2006 are as follows:

o Upon the closing of the merger of Herborium with and into us and the occurrence of the effective date of plans of reorganization for us and our subsidiary LW, as may be amended, ACT will pay Mr. Li and Ms. Lee $325,000. We will reimburse ACT for a portion of this payment using available cash or other assets remaining in our bankruptcy estate after final distribution under our plan of reorganization.

o We will issue Mr. Li and Ms. Lee an aggregate of 1,750,000 freely-tradable shares of Herborium common stock with a minimum value of $.10 per share subject to the following conditions:

            (a) such shares will be subject to a lock-up period of 150 days after issuance during which Mr. Li and Ms. Lee may only sell the shares for $.10 per share or greater; if the price per share is less than $.10 per share at the end of the lock-up period, then ACT will "top up" the value provided to Mr. Li and Ms. Lee by delivering either:

                        o cash equal to $.10 minus the price per share on said date times the number of shares still held, or

                        o additional shares of Herborium common stock which would otherwise be issued to ACT or its stockholders under our plan of reorganization, as amended, having a value equal to said the same amount;

            (b) ACT's obligation to "top up" Mr. Li's and Ms. Lee's shares of Herborium common stock shall be collateralized by 1,750,000 shares of Herborium common stock held by ACT which will be placed in escrow upon the earliest date that such shares can be issued following the merger with Herborium;

            (c) in the event that the merger with Herborium does not occur, Mr. Li and Ms. Lee will receive the $325,000 and $175,000 worth of shares of ACT's common stock, respectively, on the 76th day following execution of the Settlement Agreement; on the date upon which the Bankruptcy Court approves this settlement, 87,500,000 shares of ACT's common stock will be placed in escrow at an estimated value of $.002 per share, which shares will be deemed to be issued pursuant to the convertible notes issued to Mr. Li and Ms. Lee in connection with the Stock Purchase Agreement in which Mr. Li and Ms. Lee sold an aggregate of 6,454,300 shares of our common stock to ACT for the aggregate purchase price of $500,000.. The shares of ACT's common stock will be released from escrow to Mr. Li and Ms. Lee based upon the closing price as of the 75th day or the next preceding business day and shall be "topped up" to $.002 per share if the arms length third party closing price is below $.002. If the merger with Herborium occurs, these shares shall immediately be released to ACT.

o Mr. Li and Ms. Lee will each receive a reference letter from us relating to the circumstances of their employment with us.

o Mr. Li and Ms. Lee will execute broad general releases in favor of us, ACT, Encompass and each of our and their subsidiaries and our and their directors, employees, heirs, insurers, attorneys and agents from any and all claims, including but not limited to those that have or could have been brought in connection with the New York Action, the California Action or in any of the Bankruptcy Proceedings or under the Stock Purchase Agreement or the Employment Agreements that Mr. Li and Ms. Lee entered into with us, ACT and Encompass in connection with the Stock Purchase Agreement. We, ACT and Encompass and each of our and their subsidiaries will execute similar releases in favor of Mr. Li and Ms. Lee. This settlement will not be construed as an admission of liability by any party. The parties further agree not to instigate or participate in any future litigation or proceeding against any released party based upon events occurring prior to settlement.

o The parties agree to cause any and all pending litigation between them to be dismissed with prejudice as soon as practical following the payment of consideration contemplated by this settlement.

o This settlement will be subject to approval by the Bankruptcy Court in the Bankruptcy Proceedings and will be incorporated in the amended reorganization plans of us and LW, and the Bankruptcy Court will retain jurisdiction to enforce the settlement. Mr. Li and Ms. Lee will withdraw their proofs of claims in our bankruptcy proceedings and their objections to the confirmation of our plan of reorganization.

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

If the Bankruptcy Court approves the proposed settlement with our former executives, our plan of reorganization and that of our subsidiary LW will be amended. For this reason, we anticipate filing fourth amended plans of organization with the bankruptcy court on or about the date of the filing of this Quarterly Report on Form 10-Q. Under the proposed amended plan of reorganization, the settlement with Mr. Li and Ms. Lee will affect the recovery of only ACT and its stockholders; our other creditors will not be affected by the settlement. As discussed above, any stock to be issued to Mr. Li and Ms. Lee under the settlement will come directly from ACT's distribution or, in the event that the merger of Herborium with and into us is not consummated, ACT's common stock will be issued in place of the common stock of Herborium. Our cash reimbursement obligation under the settlement is triggered only after all distributions to all of our other creditors have been made and adequate funds have been reserved for disputed claims. As a party to the settlement, ACT has agreed to the modified treatment.


ITEM 6. - EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION*
------                              -----------


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

                                 PACIFIC MAGTRON INTERNATIONAL
                                 CORP.,
                                 a Nevada corporation
Date: May 15, 2006

                                 By /s/ Martin Nielson
                                 -----------------------------
                                 Martin Nielson
                                 President and Chief Executive
                                 Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION*
------                              -----------


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