Form 10-K/A
period 2005-12-31
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2006-07-25
CIK 1077050

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

At January 25, 2006 the number of shares of common stock outstanding was 10,485,062

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                EXPLANATORY NOTE

Pacific Magtron International Corp. ("the Company") hereby files Amendment No. 1 to the Form 10-K (the "Form 10-K/A") to include the consents for the use of the audit opinions from Weinberg & Company, P.A. ("Weinberg") and KPMG LLP ("KPMG") for our financial statements included in our Form 10-K. The Company filed its Annual Report on Form 10-K for the year ended December 31, 2005 (the "Form 10-K") on May 1, 2006 with the Securities and Exchange Commission. The Company disclosed in the notes to combined/consolidated financial statements in Item 15
- Exhibits, Financial Statement Schedules and in Item 6 - Selected Financial Data that the consents for the use of the audit opinions from Weinberg and KPMG for our financial statements included in our Form 10-K had not been obtained at the time we filed our Form 10-K. Our consolidated financial statements for the year ended December 31, 2004 were previously audited by Weinberg. Our consolidated financial statements for the year ended December 31, 2003 were previously audited by KPMG. At the time of filing our report on Form 10-K, we had filed a "Preference Claim" in the U.S. Bankruptcy Court (the "Court") against Weinberg. As part of the bankruptcy proceedings, debtors have claims against vendors who received payments within 90 days of the bankruptcy petition date. These payments are called preferences. The Company also had certain unresolved fees disputes with Weinberg regarding their services performed. On May 22, 2006, the Court approved the stipulation whereby Weinberg withdrew its claims against the Company and the Company dismissed the adversary against Weinberg.



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

ITEM 6. SELECTED FINANCIAL DATA


The following table contains certain selected financial data and we refer you to the more detailed consolidated financial statements and the notes thereto provided in Part II, Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The financial data for the six months ended June 30, 2005 and for the years ended December 31, 2004, 2003, 2002 and 2001 presented below, have been derived from our consolidated financial statements. Our consolidated financial statements for the six months ended June 30, 2005 were audited by Berenson LLP. Our consolidated financial statements for the year ended December 31, 2004 were previously audited by Weinberg & Company, P.A. Our consolidated financial statements for the years ended December 31, 2003 and 2002 were previously audited by KPMG LLP, and our consolidated financial statements for the year ended December 31, 2001 were previously audited by BDO Seidman, LLP. The statement of operation data for the six months ended December 31, 2005 are not presented below as the Company reports its financial condition using the liquidation method of accounting effective July 1, 2005.


                                                                  (Going Concern Basis)
                                      -------------------------------------------------------------------------
                                       Six Months
                                         Ended                         Year Ended December 31,
                                        June 30,      ---------------------------------------------------------
Statement of Operations Data             2005            2004           2003           2002           2001
----------------------------          ------------    ------------   ------------   ------------   ------------
Net sales from continuing operations   $ 9,983,500    $ 66,514,900   $ 67,661,700    $58,498,500   $60,805,700
Loss from continuing operations before
  other income (expenses), income
  taxes and minority interest           (1,298,200)     (1,733,700)    (1,331,000)    (1,452,000)   (1,980,100)

Net loss from continuing operations     (1,547,200)     (1,165,300)    (2,282,700)      (944,600)    1,613,900
Loss applicable to common shareholders  (1,687,200)     (1,172,700)    (2,896,600)    (3,110,100)   (2,850,700)
Basic and diluted loss per share
  applicable to common shareholders:
Loss from continuing operations             (0.15)          (0.11)         (0.22)         (0.14)         (0.19)
Net loss                                    (0.16)          (0.11)         (0.28)         (0.30)         (0.28)


Fiscal Year Ended December 31,
Balance Sheet Data                                          2004           2003           2002           2001
------------------                                      ------------   ------------   ------------   ----------
Current Assets                                          $  7,531,500   $ 10,278,300   $ 12,577,600 $ 12,501,600
Current Liabilities                                        8,073,700     10,094,900(1)   9,464,900    6,766,700
Total Assets                                              11,740,700     14,772,400     17,267,000   17,323,300
Long-Term Debt                                             3,031,500      3,103,400      3,169,500    3,230,300
Redeemable Convertible Preferred Stock                            --             --        190,400           --
Convertible Preferred Stock                                  234,100             --             --           --
Shareholders' Equity                                         635,500      1,574,100      4,442,200    7,289,900


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


EXPENSES
The Company had been reducing its operating expenses in all areas. Consolidated selling, general and administrative expenses decreased from $5,189,300 in 2003 to $4,477,300 in 2004 (excluding a write-off of other receivables of $487,200). Consolidated payroll expense decreased by $491,500 from 2003 to 2004. Employee count for the Company was reduced from 63 as of December 31, 2003 to 47 as of December 31, 2004. Consolidated bad debt expense, except for the write-off of other receivables, decreased by $46,600 in 2004 compared to 2003, excluding the impact of bad debt expense in discontinued operations of $26,900 in 2003. Our bad debt expense arose out of the fact that we offered various credit terms to qualifying customers, closely monitored their credit worthiness and utilized various levels of credit insurance to control credit risks. We provided allowances for bad debts based on reviews of loss, adjustment history, current economic conditions, level of credit insurance and other factors which deserved recognition in estimating potential losses.


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

The following are the transactions relating to the pre-petition claim of MTC:

        Original pre-petition claim                                  $680,000
        Reduction pursuant to the
        abandonment of accounts receivable
        and inventories                                              (200,000)

        Transfer to MTC from funds released
        by Wells Fargo Bank                                          (119,700)
        Payment to MTC from remaining funds
        from collateral cash                                           (1,800)
        Payment to MTC related to the previous
        use of collateral cash                                         (4,300)
        Reduction pursuant with the
        settlement agreement                                         (150,000)
                                                                     --------
        Balance pre-petition payable
          to MTC as of December 31, 2005                              204,400
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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers are as follows:

NAME                     AGE        POSITION
----------------------   ---       ----------------------------------
Martin Nielson           54        President, Chief Executive Officer
                                   and Director (resigned as a director
                                   effective July 19, 2006)

Anthony Lee              57        Chief Financial Officer, Secretary
                                   and Treasurer

John E. Donahue          56        Director

MARTIN NIELSON - Mr. Nielson was appointed President and Chief Executive Officer of the Company on December 31, 2004. He was also the Senior Vice President-Acquisitions of ACT. Mr. Nielson also served as Chief Executive Officer of Encompass, ACT's wholly-owned subsidiary and principal operating unit until he resigned on June 24, 2006. He also resigned as a director of ACT on July 19, 2006. From 2003 to 2004, he was Chairman of Innova Holdings, Inc. (formerly known as Hy-Tech Technology Group, Inc.). He also served as Chairman of Inclusion Technologies, Inc. from 2000 to 2002. Since 1994, he has been the Chairman and Chief Executive Officer of Altos Bancorp, Inc., a privately-held mergers and acquisition company. In 1991, Mr. Nielson was founder and Chief Executive Officer of The Business Superstore, an office supply and computer superstore/telesales company in London that merged with Office World in 1993. In 1982, Mr. Nielson was part of the founding team and served until 1991 as Vice President of Businessland, Inc., a New York Stock Exchanged listed computer and networking reseller. From 1972 until 1981, Mr. Nielson was employed as an executive of The Gap Stores. Mr. Nielson graduated from San Jose State University with a BS in business management with a concentration in mathematics and engineering, and attended San Francisco State University's Graduate School of Business with a concentration in operations research.

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

AUDIT COMMITTEE

Our entire Board of Directors is acting as our Audit Committee and includes only one independent director. Our Board of Directors is seeking an audit committee financial expert to join the Audit Committee.

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

Annual Compensation(1)

Name and                    Year   Salary      Bonus   Long-Term      All Other
Principal Position                                    Compensation  Compensation
                                                       Securities
                                                       Underlying
                                                       Options(#)

Martin Nielson              2005 $ 41,250    $     --          --        $  --
President and Chief         2004     -0-     $     --          --        $  --
Executive Officer           2003     -0-     $     --          --        $  --


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

DIRECTOR COMPENSATION
Our Directors received no cash or other compensation for their services in that capacity. Reasonable out-of-pocket expenses may be reimbursed to Directors in connection with attendance at meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We do not have a Compensation Committee. Instead the entire Board of Directors makes executive officer compensation decisions. Our Chief Executive Officer who was a Director participated in deliberations concerning executive officer compensation during the last fiscal year. Both Mr. Theodore Li and Ms. Hui "Cynthia" Lee, former executive officers whose employment was terminated on May 10, 2005, also participated in the deliberations of our Board of Directors concerning executive officer compensation. See Item 13. Certain Relationships and Related Transactions for more information about related party transactions with Mr. Nielson, Mr. Li and Ms. Lee.

COMPENSATION COMMITTEE DETERMINATION OF EXECUTIVE COMPENSATION

The Board of Directors has no formal compensation criteria it uses in determining the executive officers compensation. For 2005, the Board of Directors considered the Company's fiscal status in setting compensation.

EMPLOYMENT AGREEMENT

Mr. Nielson, who serves as our President and Chief Executive Officer was a party to an employment agreement with ACT and Encompass, pursuant to which he agreed to serve as an officer or director of any subsidiary of ACT in addition to the positions held by him with ACT. Mr. Nielson also served as the chairman of our Board of Directors until he resigned on July 19, 2006. The employment agreement with ACT and Encompass, as amended, provided that the base salary payable by Encompass to Mr. Nielson for any period would be reduced by any cash compensation for such period paid to Mr. Nielson by PMIC. See Item 13. Certain Relationships and Related Transactions below for a description of the material terms of Mr. Nielson's employment agreement with ACT and Encompass.

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

CHANGE OF CONTROL

The PMIC & LW Plan contemplates that on the effective date of the PMIC & LW Plan, PMIC will merge with Herborium, a provider of proprietary, natural and complimentary healthcare products, and shall be the surviving operating entity post-merger (the "Herborium Merger"). LW will be reorganized and remain a wholly-owned subsidiary of PMIC. ACT shall contribute up to $50,000 on behalf of PMIC's shareholders to effectuate the PMIC & LW Plan. The existing stock of PMIC shall be cancelled, and new stock shall be issued. With respect to the Class 6 equity interest of ACT, new stock issued directly to the shareholders of ACT subject to the dilution of such interests upon plan consummation and the corresponding Herborium Merger. The existing Series A Preferred Stock of PMIC shall be converted to 800,000 shares of PMIC common stock or 0.74% of Herborium post-merger. ACT's shareholders and two former executives shall own 10.55% of Herborium post-merger; PMIC's current common stockholders shall own 3.71% of Herborium post-merger; and Herborium's current stockholders shall own 85% of Herborium post-merger. The PMIC & LW Plan is subject to confirmation by the Bankruptcy Court.

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


At the Closing, Martin Nielson was appointed Chief Executive Officer of the Company and Chairman of the Board. In June 2004, Mr. Nielson entered into an employment agreement with Encompass and ACT. The employment agreement was amended in June 2005. Under the amended employment agreement, Mr. Nielson served as the Chief Executive Officer of Encompass and Senior Vice President of ACT. Mr. Nielson also agreed to serve, at the request of the CEO of ACT or its Board, as an officer or director of subsidiary of ACT, without additional compensation and subject to any policy of the Compensation Committee of the Board. On June 24, 2006, Mr. Nielson resigned as the Chief Executive Officer of Encompass and Senior Vice President of ACT. On July, 19,2006, Mr. Nielson resigned as a director of PMIC and ACT. Currently, Mr. Nielson serves as the President, and Chief Executive Officer of PMIC. The amended employment agreement terminated in June 2006. ACT/Encompass had the option to extend Mr. Nielson's employment for one-year beyond the expiration date. Mr. Nielson's base salary was $225,000 for the year ending on June 23, 2005 and was $175,000 for the year ending June 23, 2006. The base salary payable by Encompass to Mr. Nielson for any period was reduced by any cash compensation for such period paid to Mr. Nielson by PMIC. Mr. Nielson was eligible to receive an annual performance bonus, in cash and/or restricted stock of ACT, in an amount determined at the sole discretion of ACT's Compensation Committee. During the initial two-year period of employment under the employment agreement, Mr. Nielson was provided with term life insurance with a death benefit equal to $1,000,000, provided he was insurable. ACT/Encompass could terminate Mr. Nielson's employment for "cause" (as defined in the employment agreement) upon seven days' prior written notice and would have no further obligations or liabilities to Mr. Nielson. In such event, Mr. Nielson would be entitled to receive his base salary accrued and reimbursement of allowable business expenses incurred prior to the effective date of termination. ACT/Encompass could terminate the employment agreement without cause and for any reason or no reason prior to the expiration of the initial two-year employment period upon thirty days' prior written notice to Mr. Nielson. In such event, Mr. Nielson would be entitled to receive (i) his base salary accrued, and reimbursement of allowable business expenses incurred, prior to the termination date, (ii) any unpaid bonus owed to him for a prior fiscal year, and (iii) an additional amount of base salary which would have been payable to him during the six-month period immediately following the termination date. Mr. Nielson is subject to certain non-competition and non-solicitation covenants during the initial two-year period of his employment and for a period of two years thereafter. In June 2004, ACT granted Mr. Nielson 50,000,000 shares of ACT's restricted common stock, priced at $.01 per share, of which (i) 12,500,000 shares fully vested on July 1,

2005, and (ii) 37,500,000 shares fully vested on July 1, 2006, provided, as to each vesting tranche, that Mr. Nielson was then employed by ACT/Encompass. In the event Mr. Nielson's employment with ACT/Encompass was terminated without "cause" prior to the expiration of the initial term of the employment agreement, a pro-rata amount of otherwise unvested shares of restricted stock, based on the number of days elapsed during the applicable fiscal year, will become fully vested. Mr. Nielson also received cash payments of $15,000 following the consummation of certain transactions between Encompass and HYTT in May 2004 and Encompass' acquisition of a majority of the outstanding stock of PMIC in December 2005.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
There were no audit fees billed by our independent auditor, Berenson LLP ("Berenson"), for audit fees in fiscal 2005. Our prior auditor, Weinberg & Company, P.A. ("Weinberg") billed $59,160 for the audit of our consolidated financial statements for the year ended December 31, 2004. The fees billed by Weinberg for the review of our consolidated financial statements included in the Company's Form 10-Q for the quarters ended June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 were $6,500, $6,500,
$9,200, $8,500 and $8,500, respectively. Our prior auditor, KPMG LLP ("KPMG") billed $15,000 and $36,000 for review of our Form 10-Q for the first quarter of 2004 and for all the quarters of 2003, respectively, and $112,500 for the audit of our consolidated financial statements for the year ended December 31, 2003.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements


      (a)   (1)   Reports of  independent  registered  public  accounting  firms of Berenson LLP, Weinberg & Company, P.A. and KPMG LLP.


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

10.4 Employment Agreement, dated as of December 30, 2004, between Pacific Magtron International Corp. and Theodore S. Li (filed as an exhibit to our Report on Form 8-K on January 5, 2005).

10.5 Employment Agreement, dated as of December 30, 2004, between Pacific Magtron International Corp. and Hui Cynthia Lee (filed as an exhibit to our Report on Form 8-K on January 5, 2005).

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


                                            PACIFIC MAGTRON INTERNATIONAL CORP.,
                                            a Nevada corporation



                                            By: /s/ Martin Nielson
                                                --------------------------------
                                                Martin Nielson
                                                Chief Executive Officer
                                          Date: July 25, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



       SIGNATURE                          TITLE                DATE
-------------------------     -----------------------      -------------

/s/ Martin Nielson            Chief Executive Officer      July 25, 2006
-------------------------
Martin Nielson


/s/ Anthony Lee               Chief Financial Officer,     July 25, 2006
-------------------------     Secretary and Treasurer
Anthony Lee

/s/ John E. Donahue           Director                     July 25, 2006
-------------------------
John E. Donahue

              PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
                              FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003



CONTENTS
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS              F-2 - F-4
COMBINED FINANCIAL STATEMENTS (LIQUIDATION BASIS)
  Combined Statement of Net Assets (liabilities) in Liquidation
    (Liquidation Basis) as of December 31, 2005                              F-5
  Combined Statement of Changes of Net Assets (liabilities)
    in Liquidation (Liquidation Basis) for the six months
    ended December 31, 2005                                            F-6 - F-7
  Notes to Combined Financial Statements (Liquidation Basis)
CONSOLIDATED FINANCIAL STATEMENTS (GOING CONCERN BASIS)
  Consolidated Balance Sheet as of December 31, 2004                         F-8
  Consolidated Statements of operations for the six months ended
    June 30, 2005 and for the years ended December 31, 2004
    and 2003                                                          F-9 - F-10
  Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2005 and for the years ended December 31, 2004
    and 2003                                                                F-11
  Consolidated Statements of Cash Flows for the six months ended
    June 30, 2005 and for the years ended December 31, 2004
    and 2003                                                         F-12 - F-13
  Notes to Combined Financial Statements for the six months
    ended December 31, 2005                                          F-14 - F-28
  Notes to Consolidated Financial Statements for the six
    months ended June 30, 2005 and for the years ended
    December 31, 2004 and 2003                                       F-29 - F-48

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

We also have audited the adjustments to retrospectively present the 2005 discontinued operations activity in 2003 as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2003 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2003 financial statements taken as a whole.


/s/ Berenson LLP
New York, New York
April 10, 2006

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

Boca Raton, Florida
February 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Pacific Magtron International Corp.


We have audited, before the effects of the adjustments to retrospectively present 2005 discontinued operations activity in 2003 as described in Note 2, the accompanying consolidated statements of operations, shareholders' equity and cash flows of Pacific Magtron International Corp. and subsidiaries for the year ended December 31, 2003 (the 2003 consolidated financial statements before the effects of the adjustments described in Note 2 are not presented herein). In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively present the 2005 discontinued operations activity in 2003 as described in Note 2, present fairly, in all material respects, the results of operations and cash flows of Pacific Magtron International Corp. and subsidiaries for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. We were not engaged to audit, review, or apply any procedures on the adjustments to retrospectively present the 2005 discontinued operations activity in 2003 as described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by another auditor.

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
                                                                   ------------
                                                                    $11,740,700
                                                                   ============



           See accompanying notes to consolidated financial statements



                          PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (GOING CONCERN BASIS)

                                                       Six Months                  Years Ended
                                                          Ended                    December 31,
                                                        June 30,          -----------------------------
                                                          2005                 2004                2003
                                                      -----------         -----------        -----------
Sales                                                  $9,983,500         $66,514,900        $67,661,700
Cost of sales                                           9,596,100          63,284,100         63,803,400
                                                      -----------         -----------        -----------
Gross profit                                              387,400           3,230,800          3,858,300
Selling, general and
  administrative expenses                               1,685,600           4,477,300          5,189,300
Write-off of other receivable                                  --             487,200                 --
                                                      -----------         -----------        -----------
Loss from continuing operations
  before other income (expense)                        (1,298,200)         (1,733,700)        (1,331,000)
                                                      -----------         -----------        -----------
Other income (expense):
  Interest expense                                       (124,200)           (166,200)          (170,000)
  Litigation settlement                                        --                  --            (95,000)
  Change in fair value of
   warrants issued                                          2,300              46,400            105,800
  Loss on asset impairment                               (113,000)                 --                 --
  Other expense, net                                       (6,000)            (31,300)           (24,300)
                                                      -----------         -----------        -----------
Total other expense                                      (240,900)           (151,100)          (183,500)
                                                      -----------         -----------        -----------
Loss from continuing operations                        (1,539,100)         (1,884,800)        (1,514,500)
                                                      -----------         -----------        -----------
Discontinued operations:
  Loss from discontinued operations of:
    Pacific Magtron (GA),Inc.                            (140,000)           (100,700)          (180,000)
    Frontline Network Consulting, Inc.                         --              93,300           (297,900)
    Lea Publishing, Inc.                                       --                  --           (106,300)
  Loss from disposal of:
    Frontline Network Consulting, Inc.                         --                  --            (13,700)
    Lea Publishing, Inc.                                       --                  --            (16,000)
                                                      -----------         -----------        -----------
Loss from discontinued operations                        (140,000)             (7,400)          (613,900)

Gain on restructuring of Series A
  Redeemable Convertible Preferred Stock                       --             758,600                 --

Accretion of discount and deemed
  dividend related to beneficial
  conversion of Series A
  Convertible Preferred Stock                              (8,100)            (26,100)           (24,900)
Accretion of redemption value of
  Series A Convertible Preferred
  Stock                                                        --             (13,000)          (743,300)
                                                      -----------         -----------        -----------
Net Loss applicable to
  common shareholders                                 $(1,687,200)        $(1,172,700)       $(2,896,600)
                                                      ===========         ===========        ===========


Basic and diluted loss per share:
  Loss from continuing operations                         $(0.15)            $(0.11)             $(0.22)
  Loss from discontinued operations                        (0.01)             (0.00)              (0.06)
                                                      -----------         -----------        -----------
  Net loss applicable to common
    shareholders                                          $(0.16)            $(0.11)             $(0.28)
                                                      ===========         ===========        ===========
Shares used in basic and diluted
   per share calculation                               10,485,100          10,485,100         10,485,100
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


                                   PACIFIC MAGTRON INTERNATIONAL CORP. AND Subsidiaries
                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                  (GOING CONCERN BASIS)


                                                                                                  Retained
                                      Preferred Stock            Common Stock      Additional     Earnings
                                   --------------------    ---------------------    Paid-in     (Accumulated
                                    Shares       Amount      Shares       Amount    Capital       Deficit)       Total
                                   -------    ---------    ----------    -------   ----------    -----------  -----------
Balance at December 31,
  2002                                  --     $     --    10,485,062    $10,500   $2,007,900     $2,423,800   $4,442,200

Vesting portion of 300,000
common stock warrants
issued as payment of
consulting services                     --           --            --         --       28,500             --       28,500

Preferred stock accretion               --           --            --         --           --       (768,200)    (768,200)

Loss from operations                    --           --            --         --           --     (1,514,500)  (1,514,500)

Loss from discontinued
  Operations                            --           --            --         --           --       (613,900)    (613,900)

                                   -------    ---------    ----------    -------   ----------    -----------  -----------
Balance at December 31,
  2003                                  --           --    10,485,062     10,500    2,036,400       (472,800)   1,574,100

Preferred stock accretion               --           --            --         --           --        (39,100)     (39,100)

Restructuring of Series A
  Preferred Stock                      600      234,100            --         --           --        758,600      992,700

Loss from operations                    --           --            --         --           --     (1,884,800)  (1,884,800)

Loss from discontinued
  Operations                            --           --            --         --           --         (7,400)      (7,400)

                                   -------    ---------    ----------    -------   ----------    -----------  -----------
Balance at December 31,
  2004                                 600      234,100    10,485,062     10,500    2,036,400     (1,645,500)     635,500

Preferred stock accretion               --        8,100            --         --           --         (8,100)          --

Loss from operations                    --           --            --         --           --     (1,539,100)  (1,539,100)

Loss from discontinued
  Operations                            --           --            --         --           --       (140,000)    (140,000)

                                   -------    ---------    ----------    -------   ----------    -----------  -----------
Balance at June 30,
  2005                                 600     $242,200    10,485,062    $10,500   $2,036,400    $(3,332,700) ($1,043,600)
                                   =======     ========    ==========    =======   ==========    ===========  ===========


                               See accompanying notes to consolidated financial statements.


                                  PACIFIC MAGTRON INTERNATIONAL CORP. and Subsidiaries
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (GOING CONCERN BASIS)

                                                                      SIX MONTHS
                                                                         ENDED              YEARS ENDED DECEMBER 31,
                                                                        JUNE 30,        --------------------------------
                                                                          2005              2004               2003
                                                                      ------------      ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(1,687,200)      $(1,172,700)        $(2,896,600)
Less: Loss from discontinued operations                                    140,000             7,400             613,900
      Gain on restructuring of Series A
        Redeemable Convertible
        Preferred Stock                                                         --          (758,600)                 --
      Accretion of discount and deferred
        dividend related to Series A
        Redeemable Convertible
        Preferred Stock                                                      8,100            26,100              24,900
      Accretion of redemption value of Series A
        Redeemable Convertible
        Preferred Stock                                                         --            13,000             743,300
                                                                      ------------      ------------       -------------
Loss from operations                                                    (1,539,100)       (1,884,800)         (1,514,500)
Adjustments to reconcile loss from operations to
 net cash used in operating activities:
       Depreciation and amortization                                        85,000           335,900             288,800
       Gain on disposal of property and equipment                           (1,900)             (100)                 --
       Loss on asset impairment                                            112,400                --                  --
       Provision (benefit) for doubtful accounts                           (79,000)           51,500             (45,400)
       Write-off of other receivable                                            --           487,200                  --
       Changes in fair value of warrants                                    (2,300)          (46,400)           (105,800)
       Changes in operating assets and liabilities:
           Accounts receivable                                           2,947,900           482,500             269,800
           Other receivables                                                    --           186,100            (673,300)
           Inventories                                                   2,458,900            42,700             463,200
           Prepaid expenses and other current assets                        59,500            39,200              (3,200)
           Income tax refunds receivable                                        --                --           1,472,800
           Accounts payable                                             (2,488,000)       (1,403,500)           (284,800)
           Accrued expenses and other liabilities                          (47,000)          (74,300)             12,800
                                                                      ------------      ------------       -------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                                1,506,400        (1,784,000)           (119,600)
NET CASH (USED IN) PROVIDED BY DISCONTINUED
  OPERATIONS                                                               148,600          (112,900)           (350,800)
                                                                      ------------      ------------       -------------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                                   1,655,000        (1,896,900)           (470,400)
                                                                      ------------      ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property and equipment                          2,000             1,300               5,100
                                                                      ------------      ------------       -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES
  OF OPERATIONS                                                              2,000             1,300               5,100
NET CASH PROVIDED BY INVESTING
  ACTIVITIES OF DISCONTINUED OPERATIONS                                         --                --              44,100
                                                                      ------------      ------------       -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                    2,000             1,300              49,200
                                                                      ------------      ------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in floor plan
        inventory loans                                                 (1,993,000)          873,900             467,600

       Principal payments on notes payable                                 (32,400)          (66,100)            (60,800)
       Restricted cash                                                     297,800           139,900            (395,000)
                                                                      ------------      ------------       -------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES OF OPERATIONS                                              (1,727,600)          947,700              11,800
NET CASH USED IN FINANCING ACTIVITIES OF
  DISCONTINUED OPERATIONS                                                       --                --                  --
                                                                      ------------      ------------       -------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                            (1,727,600)          947,700              11,800
                                                                      ------------      ------------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (70,600)         (947,900)           (409,400)
CASH AND CASH EQUIVALENTS:
       Beginning of period                                                 543,800         1,491,700           1,901,100
                                                                      ------------      ------------       -------------
       End of period                                                    $  473,200        $  543,800          $1,491,700
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

2.    DISCONTINUED OPERATIONS

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


                                                     Six Months
                                                        Ended                 Year Ended December 31,
                                                       June 30,          -------------------------------
                                                        2005                2004               2003
                                                     -----------         -----------         -----------
PMIGA:
Net sales                                             $1,023,200          $4,958,600          $7,323,600
Loss before income taxes
 (benefit)                                              (140,000)           (100,700)           (180,000)
Income tax benefit                                            --                  --                  --
                                                     -----------         -----------         -----------
Net income (loss)                                     $ (140,000)         $ (100,700)         $ (180,000)
                                                     -----------         -----------         -----------
FNC:
Net sales                                             $       --            $323,200          $1,313,500
Income (loss) before income taxes
 (benefit)                                                    --              93,300            (311,600)
Income tax benefit                                            --                  --                  --
                                                     -----------         -----------         -----------
Net income (loss)                                     $       --             $93,300           $(311,600)
                                                     -----------         -----------         -----------
Lea:
Net sales                                             $       --            $     --            $179,700
Loss before income tax benefit                                --                  --            (122,300)
Income tax benefit                                            --                  --                  --
                                                     -----------         -----------         -----------
Net loss                                              $       --            $     --           $(122,300)
                                                     -----------         -----------         -----------

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

                                        2004                    2003
                                    -----------             -----------
   North America
    (excluding U.S.)                $ 5,188,200              $1,272,900
   Europe                             6,406,300               1,969,700
   Asia                                 134,600                 150,900
   Others                               222,200                   7,100
                                    -----------             -----------
   Total                            $11,951,300              $3,400,600
                                    -----------             -----------


The following table presents information about reported segment profit or loss and segment assets for the years ended December 31, 2004 and 2003:

Year Ended December 31, 2004:
                                          PMI            LW         Totals
                                       -----------   ----------   -----------
Revenues from external customers
                                       $61,101,100   $5,413,800   $66,514,900
Interest income                              2,000           --         2,000
Interest expense                           166,200           --       166,200
Depreciation and
 amortization (1)                          206,500          300       206,800
Segment loss before taxes
 and minority interest                  (1,650,400)    (248,800)   (1,899,200)
Segment assets (2)                      20,615,400      724,800    21,340,200
Expenditures for segment
 assets                                         --           --            --


Year Ended December 31, 2003:
                                           PMI           LW         Totals
                                       -----------   ----------   -----------
Revenues from external customers       $60,410,600   $7,251,100   $67,661,700
Interest income                              3,200           --         3,200
Interest expense                           144,000       13,700       157,700
Depreciation and
 amortization (1)                          202,500        7,600       210,100
Segment loss before taxes
 and minority interest                  (1,330,200)    (258,100)   (1,588,300)
Segment assets (2)                      22,707,300    1,687,600    24,394,900
Expenditures for segment
 assets                                         --           --            --


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

10.4 Employment Agreement, dated as of December 30, 2004, between Pacific Magtron International Corp. and Theodore S. Li (filed as an exhibit to our Report on Form 8-K on January 5, 2005).

10.5 Employment Agreement, dated as of December 30, 2004, between Pacific Magtron International Corp. and Hui Cynthia Lee (filed as an exhibit to our Report on Form 8-K on January 5, 2005).

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