Form 10-Q
period 2006-06-30
PACIFIC MAGTRON INTERNATIONAL CORP
filed 2006-07-31
CIK 1077050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2006
                                       OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date. As of July 14, 2006, the number of shares of common stock outstanding was 10,485,062.

Part I. - Financial Statements

    Item 1. -  Condensed combined statement of net assets
               (liabilities) in liquidation as of
               June 30, 2006 (Unaudited - LIQUIDATION BASIS)                  1

               Condensed combined statement of net assets
               (liabilities) in liquidation as of
               December 31, 2005 (LIQUIDATION BASIS)                          2

               Condensed consolidated statement of changes in net
               assets (liabilities) in liquidation for the three
               months ended June 30, 2006 (Unaudited - LIQUIDATION BASIS)     3

               Condensed consolidated statement of changes in net
               assets (liabilities) in liquidation for the six
               months ended June 30, 2006 (Unaudited - LIQUIDATION BASIS)   4-5

               Condensed consolidated statements of operations for
               the three months and six months ended June 30, 2005
               (Unaudited - GOING CONCERN BASIS)                              6

               Condensed consolidated statements of cash flows for the
               six months ended June 30, 2005 (Unaudited -
               GOING CONCERN BASIS)                                         7-8

               Notes to condensed combined/consolidated financial
               Statements (Unaudited)                                      9-21

    Item 2. -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        22-27

    Item 3. -  Quantitative and Qualitative Disclosures About
               Market Risk                                                   27

    Item 4. -  Controls and Procedures                                       27

Part II - Other Information

    Item 1. -  Legal Proceedings                                             28

    Item 1A.-  Risk Factors                                               28-31

    Item 6. -  Exhibits                                                   31-32

Signature                                                                    32

          PACIFIC MAGTRON INTERNATIONAL CORP. ("PMIC") and Subsidiary -
                           LIVEWAREHOUSE, INC. ("LW")
     CONDENSED COMBINED STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                               (LIQUIDATION BASIS)
                               AS OF JUNE 30, 2006
                                   (Unaudited)


                                                                    COMBINED
                                         PMIC              LW          TOTAL
                                    ---------       ---------      ---------
ASSETS
Cash and cash equivalents           $   8,500       $ 103,500      $ 112,000
Pre Petition receivable
 from PMI, less allowance
 for uncollectible amount
 of $230,400                               --           2,100          2,100
Post Petition receivable
 from PMI                              13,800              --         13,800
Post Petition receivable
 from PMIGA                             1,200              --          1,200
Post Petition receivable
 from PMIC                                 --          17,700         17,700
Office and warehouse equipment             --          15,000         15,000
                                    ---------       ---------      ---------
    Total assets                    $  23,500       $ 138,300      $ 161,800
                                    =========       =========      =========

LIABILITIES
Post Petition accounts
 payable and other
 accrued expenses                   $  38,000       $   1,000      $  39,000
Post Petition payable to PMI           22,100              --         22,100
Post Petition payable to PMIGA          2,700              --          2,700
Post Petition payable to LW            17,700              --         17,700
Estimated costs to be incurred
 during liquidation period             74,500          38,500        113,000
Pre Petition unsecured
 accounts payable                     143,400          13,100        156,500
                                    ---------       ---------      ---------
    Total liabilities                 298,400          52,600        351,000
                                    ---------       ---------      ---------
NET ASETS (LIABILITIES)
 IN LIQUIDATION                     ($274,900)      $  85,700      ($189,200)
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

         PACIFIC MAGTRON INTERNATIONAL CORP. ("PMIC") and Subsidiaries -
                         and LIVEWAREHOUSE, INC. ("LW")
       CONDENSED COMBINED STATEMENT OF CHANGES OF NET ASSETS (LIABILITIES)
                                 IN LIQUIDATION
                               (LIQUIDATION BASIS)
                    FOR THE THREE MONTHS ENDED JUNE 30, 2006
                                   (Unaudited)


                                                                       COMBINED
                                          LW              PMIC           TOTAL
                                      ---------       ---------       ---------

NET ASSETS (LIABILITIES) IN
LIQUIDATION, March 31, 2006             135,400        (358,300)       (222,900)

        Settlement of
        preference claims                                42,400          42,400

        Increase in Post
        Petition receivable
        from PMI                                         13,800          13,800

        Increase in Post
        Petition receivable
        from PMIGA                                        1,200           1,200

        Decrease in Post
        Petition unsecured
        payables and
        accruals                          7,500         (14,700)         (7,200)

        Decrease in cash                (41,700)        (55,900)        (97,600)

        Income from services
        rendered to PMI &
        PMIGA Creditor
        Trusts                                          (21,800)        (21,800)

        Costs incurred
        during liquidation
        period                           34,000          77,300         111,300

        Accrued estimated
        costs of liquidation            (49,500)         41,000          (8,500)

        Others                                              100             100
                                      ---------       ---------       ---------
NET ASSETS (LIABILITIES)
IN LIQUIDATION, June 30,
2006                                  $  85,700       ($274,900)      ($189,200)
                                      =========       =========       =========


       See accompanying notes to condensed combined financial statements.

         PACIFIC MAGTRON INTERNATIONAL CORP. ("PMIC") and Subsidiaries -
                         and LIVEWAREHOUSE, INC. ("LW")
       CONDENSED COMBINED STATEMENT OF CHANGES OF NET ASSETS (LIABILITIES)
                                 IN LIQUIDATION
                               (LIQUIDATION BASIS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   (unaudited)

                                                                                                                COMBINED
                                           PMI               PMIGA              LW               PMIC             TOTAL
                                      -----------       -----------       -----------       -----------       -----------
NET ASSETS (LIABILITIES) IN
LIQUIDATION, December 31, 2005         (1,218,500)         (559,200)          131,800          (239,300)       (1,885,200)

       Cash distribution paid to
       PMI (received from PMIGA)          (89,200)           89,200                --

       Cash distribution paid to
       LW (received from PMI)             142,100          (142,100)               --

       Cash distributions paid            395,400            29,900           425,300
       Federal income tax refund
       received                                                                                 (73,500)          (73,500)

       Payment to MTC                      89,200                                                                  89,200

       Settlement of preference
       claims                                                                                    42,400            42,400

       Increase in Post Petition
       receivable from PMI                                                                       13,800            13,800

       Increase in Post Petition
       receivable from PMIGA                                                                      1,200             1,200

       Decrease in Post Petition
       payable to PMI
       (receivable from PMIGA)             (9,200)            9,200                                                    --

       Decrease in Post Petition
       payable to PMI
       (receivable from LW)                (7,300)                              7,300                                  --

       Increase in Post Petition
       receivable from PMIC
       (payable to PMI)                     8,600                                                (8,600)               --

       Increase in Post Petition
       receivable from PMIC
       (payable to LW)                                                         16,500           (16,500)               --

       Increase in Post Petition
       unsecured payables and
       accruals                          (103,300)           (5,000)             (700)          (19,200)         (128,200)

       Increase (decrease) in
       cash                              (559,300)         (130,800)           72,600             8,300          (609,200)


       Interest income                     (1,700)                                               (6,000)           (7,700)

       Income from services
       rendered to PMI & PMIGA
       Creditor Trusts                                                                          (21,800)          (21,800)

       Allocated administrative
       expenses from other
       debtors                                                2,000             1,000                               3,000

       Allocation of
       administrative expenses
       to others Debtors                   (3,000)                                                                 (3,000)

       Costs incurred during
       liquidation period                 137,700             5,500            45,600           122,200           311,000

       Accrued estimated costs
       of liquidation                                                         (49,500)          (78,000)         (127,500)

       Others                              (1,500)                              3,200               100             1,800

       Assets and liabilities
       transferred to Creditor
       Trust:

         Cash                            (791,800)          (27,700)                                             (819,500)

         Other assets                     (56,600)           (2,600)                                              (59,200)

         Liabilities                    2,068,400           589,500                                             2,657,900
                                      -----------       -----------       -----------       -----------       -----------

NET ASSETS (LIABILITIES) IN
LIQUIDATION, June 30, 2006            $         0       $         0       $    85,700       ($  274,900)      ($  189,200)
                                      ===========       ===========       ===========       ===========       ===========


       See accompanying notes to condensed combined financial statements.

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS AND SIX MONTHS ENDED
                                  JUNE 30, 2005
                        (Unaudited - GOING CONCERN BASIS)

                                                Three Months        Six Months
                                                    Ended              Ended
                                                   June 30,           June 30,
                                                     2005               2005
                                                ------------       ------------
Sales                                           $    613,800       $  9,983,500
Cost of sales                                        604,800          9,596,100
                                                ------------       ------------
Gross profit                                           9,000            387,400
Selling, general and
  administrative expenses                            590,800          1,685,600
                                                ------------       ------------
Loss from continuing operations
  before other income (expense)                     (581,800)        (1,298,200)
                                                ------------       ------------
Other income (expense):
  Interest expense                                   (72,800)          (124,200)
  Change in fair value of
   warrants issued                                     1,200              2,300
  Loss on asset impairment                              (600)          (113,000)
  Other expense, net                                 (33,600)            (6,000)
                                                ------------       ------------
Total other expense                                 (105,800)          (240,900)
                                                ------------       ------------
Loss from continuing operations                     (687,600)        (1,539,100)
                                                ------------       ------------
Discontinued operations:
  Income (loss) from discontinued
   operations of Pacific Magtron (GA),Inc             14,900           (140,000)

Accretion of discount and deemed
  dividend related to beneficial
  conversion of Series A
  Convertible Preferred Stock                         (4,000)            (8,100)
                                                ------------       ------------
Net Loss applicable to
  common shareholders                           $   (676,700)      $ (1,687,200)
                                                ============       ============
Basic and diluted loss per share:
  Loss from continuing operations               $      (0.06)      $      (0.16)
  Loss from discontinued operations                    (0.00)             (0.01)
                                                ------------       ------------
  Net loss applicable to common
    shareholders                                $      (0.06)      $      (0.17)
                                                ============       ============
Shares used in basic and diluted
   per share calculation                          10,485,100         10,485,100
                                                ============       ============

     See accompanying notes to condensed consolidated financial statements.

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR SIX MONTHS ENDED JUNE 30, 2005
                        (Unaudited - GOING CONCERN BASIS)


CASH FLOWS (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:
  Net loss                                                    $(1,687,200)
  Less: Accretion of dividend related to Series
         A Convertible Preferred Stock                              8,100
        Loss from discontinued operation                          140,000
                                                              -----------
  Net loss from continuing operations                          (1,539,100)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                85,000
      Loss on asset impairment                                    112,400
      Provision for doubtful accounts                             (79,000)
      Gain on sale of property and equipment                       (1,900)
      Change in fair value of warrants                             (2,300)
      Changes in operating assets and
        liabilities:
         Accounts receivable                                    2,947,900
         Inventories                                            2,458,900
         Prepaid expenses and other
            assets                                                 59,500
         Accounts payable                                      (2,488,000)
         Accrued expenses and other liabilities                   (47,000)
                                                              -----------
NET CASH PROVIDED BY CONTINUING OPERATIONS                      1,506,400
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                      148,600
                                                              -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,655,000
                                                              -----------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                     2,000
                                                              -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                           2,000
                                                              -----------
CASH FLOWS USED IN FINANCING ACTIVITIES:
   Net decrease in floor plan inventory loans                  (1,993,000)
   Decrease in restricted cash                                    297,800
   Principal payments on notes payable                            (32,400)
                                                              -----------
NET CASH USED IN FINANCING ACTIVITIES                          (1,727,600)
                                                              -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (70,600)

CASH AND CASH EQUIVALENTS FROM CONTINUING
  OPERATIONS:
  Beginning of period                                             543,800
                                                              -----------
  End of period                                                   473,200


CASH AND CASH EQUIVALENTS FROM DISCONTINUED
  OPERATIONS                                                      184,900
                                                              -----------

TOTAL CASH AND CASH EQUIVALENTS                               $   658,100
                                                              ===========

     See accompanying notes to condensed consolidated financial statements

         PACIFIC MAGTRON INTERNATIONAL CORP. ("PMIC") and Subsidiaries -
      PACIFIC MAGTRON, INC. ("PMI"), PACIFIC MAGTRON (GA), INC. ("PMIGA"),
                         and LIVEWAREHOUSE, INC. ("LW")
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                         (UNAUDITED - LIQUIDATION BASIS)


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

On January 30, 2006, PMIC and LW filed a separate Disclosure Statement to Accompany Third Amended Plans of Reorganization for PMIC and LW, however, the Company did not receive the Court's approval for the plan. On June 21, 2006, PMIC and LW filed the Fourth Amended Plans of Reorganization (the "PMIC & LW Plan") which incorporates a settlement of litigation with PMIC's former executive officers (the "Terminated Executives").

A confirmation hearing for the PMIC & LW Plan, including approval of the settlement with the Terminated Executives, was held on July 26, 2006. PMIC expects that an order confirming the Plan and approving the settlement will be entered during the week of July 31, 2006.

Financial Statement Presentation

Effective July 1, 2005, the Company adopted the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The Company has provided a liquidation basis statement of net assets (liabilities) as of June 30, 2006 and December 31, 2005 and the statements of changes in net assets (liabilities) for the three months and six months ended June 30, 2006. The valuation of assets and liabilities requires estimates and assumptions by management and there are uncertainties in carrying out the liquidation and reorganization plans. The amount and timing of future liquidating distributions to creditors and shareholders, if any, will depend upon a variety of factors including, but not limited to, the actual proceeds from the liquidation of the Company's assets, and the actual costs incurred in connection with carrying out the liquidation and reorganization plans, including administrative costs during the liquidation period, and the timing of the liquidation. These estimates may vary significantly from the final amounts. On January 30, 2006, the Court entered an order approving and confirming the PMI & PMIGA Plan. On June 21, 2006, PMIC and LW filed the PMIC & LW Plan. Both the PMI & PMIGA Plan and the PMIC & LW Plan treat the assets and debts of each of the entities as a separate case. The combined statement of net assets (liabilities) in liquidation as of June 30, 2006 and December 31, 2005 and the combined statement of changes of net assets (liabilities) in liquidation for the three months and six months ended June 30, 2006 present the assets and liabilities and the changes of net assets (liabilities) of PMI, PMIGA, LW and PMIC separately.

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

The financial information included herein is unaudited. The interim combined/consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company's combined/consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These combined/consolidated financial statements should be read in conjunction with the audited combined/consolidated financial statements and accompanying notes presented in the Company's Form 10-K for the year ended December 31, 2005. Interim operating results are not necessarily indicative of operating results expected for the entire year.


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


3. SUMMARY OF THE PMIC & LW PLAN

The PMIC & LW Plan treats the assets and debts of each of PMIC and LW separately. Under the PMIC & LW Plan, non-insider Creditors holding Allowed Unsecured Claims against PMIC will receive a fifty percent (50%) initial distribution on account of such claims, provided that the total distribution to be made to holders of Allowed Claims other than Class 1 shall not exceed $120,000, which shall be distributed pro rata to the creditors of PMIC. On the effective date of the PMIC & LW Plan, PMIC will merge with Herborium Inc. ("Herborium"), a provider of proprietary, natural and complimentary healthcare products, and shall be the surviving operating entity post-merger (the "Herborium Merger"). LW will be reorganized and remain a wholly-owned subsidiary of PMIC. Advanced Communications Technologies, Inc. ("ACT"), a 61.56% shareholder of PMIC, shall contribute up to $50,000 on behalf of PMIC's shareholders to effectuate the PMIC & LW Plan. The existing stock of PMIC shall be cancelled and new stock shall be issued. With respect to the Class 6 equity interest of ACT, new stock shall be issued directly to the shareholders of ACT subject to the dilution of such interests upon plan consummation and the corresponding merger of Herborium with PMIC as provided in the PMIC & LW Plan. The existing Series A Convertible Preferred Stock of PMIC shall be converted to 800,000 shares of PMIC common stock or 0.74% of post-merger PMIC/Herborium. ACT's shareholders and two former executives shall own 10.55% of post-merger PMIC/Herborium. PMIC's current common stockholders other than ACT shall own 3.71% of post-merger PMIC/Herborium; and Herborium's current stockholders shall own 85% of post-merger PMIC/Herborium.

Classification and Treatment of Claims and Interests

PMIC
A.       Unclassified Claims
         Allowed administrative claims and priority tax claims (except as to the claim of the Internal Revenue Service ("IRS") treated under Class 3) are not classified for purposes of voting or receiving distributions under the PMIC & LW Plan. Unclassified claims will be paid in full.

B.       Class 1
         Class 1 claims consist of priority claims other than the unclassified claims as described above and will be paid in full in cash.

C.       Class 2
         Class 2 claims are allowed unsecured claims of PMIC and will be paid in cash an initial distribution equal to 50% of the claim amounts.

D.       Class 3
         Class 3 claim consist of the claim of the IRS. Such claim was amended by the IRS to $0.00 in November
2005.

E.       Class 4
         Class 4 claims consist of the subordinated claims of 2 former executives ("Terminated Executives") of PMIC. Under the PMIC & LW Plan, no distributions would be made to the Class 4 claims.

F.       Class 5
         Class 5 claim consists of the claim of Hartford Insurance Company for pre-petition workers compensation premiums for employees of PMI. This claim is disallowed under the PMIC & LW Plan.

G.       Class 6
         Class 6 claims consist of the equity interests of PMIC shareholders other than the holder of PMIC's Series A Convertible Preferred Stock. ACT shall contribute up to $50,000 on behalf of its shareholders to effectuate the PMIC Plan. The existing common shares of PMIC will be cancelled and new stock in merged PMIC/Herborium will be issued. With respect to the Class 6 equity interest of ACT, new stock shall be issued directly to the shareholders of ACT. ACT's shareholders and the Terminated Executives shall own 10.55% of post-merger PMIC/Herborium. PMIC's current common stockholders other than ACT shall own 3.71% of post-merger PMIC/Herborium.

H.       Class 7
         Class 7 claim consists of the equity interests of the holder of PMIC preferred stock. The existing preferred stock will be converted into 800,000 shares of PMIC common stock. These shares will represent 0.74% of the post-merger PMIC/Herborium.

LW
A.       Unclassified Claims
         Allowed administrative claims and priority tax claims are not classified for purposes of voting or receiving distributions under the PMIC & LW Plan. Unclassified claims will be paid in full.

B.       Class 1
         Class 1 claims consist of allowed priority claims other than the unclassified claims as described above and will be paid in full in cash. LW estimated that the amount of the allowed claims in this class is zero.

C.       Class 2
         Class 2 claims are allowed unsecured claims of LW and will be paid in full. The total distributions to be paid to the Class 2 claims holders shall not exceed $5,000.

D.       Class 3
         Class 3 shall consist of PMIC's equity interest in LW. PMIC shall retain such interest. LW will distribute all its remaining cash to PMIC.

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

                                         PMI            PMIGA
                                     ----------      ----------
                Cash                 $  791,800      $   27,700
                Other assets             56,600           2,600
                                     ----------      ----------
                Total assets            848,400          30,300
                Liabilities           2,068,400         589,500
                                     ----------      ----------
                Net liabilities      $1,220,000      $  559,200
                                     ==========      ==========

5. INCOME TAX REFUND RECEIVABLE

As of December 31, 2005, PMIC anticipated a federal income tax refund resulting from carrying back tax losses in 2002 to 1998. On March 3, 2006, PMIC received a federal income tax refund of $73,485 plus interest of $6,001.

6. ESTIMATED COSTS TO BE INCURRED DURING LIQUIDATION PERIOD

The Company estimated the cost to be incurred to complete the liquidation of its assets. The actual costs incurred are also dependent of the length of time to liquidate the assets and might be materially different from the estimated amount. The amounts of accrued estimated costs of liquidation and costs incurred and other income and expenses for the six months ended June 30, 2006 are as follow:

                                                                                                             COMBINED
                                               PMI            PMIGA             LW              PMIC          TOTAL
                                            ---------       ---------       ---------       ---------       ---------
Estimated costs to be incurred during
liquidation as of December 31, 2005         $ 233,000       $  17,900       $  35,600       $  90,900       $ 377,400

Accrued estimated costs of liquidation                                         49,500          78,000         127,500


Other income and costs
incurred during liquidation
period from January 1, 2006
to June 30, 2006:
          Interest and other income             1,700                                           6,000           7,700

          Income from services
          rendered to PMI & PMIGA
          Creditor Trusts                                                                      21,800          21,800
          Other costs incurred during
          liquidation period                 (137,700)         (5,500)        (45,600)       (122,200)       (311,000)
          Administrative costs
          allocated from other debtors                         (2,000)         (1,000)                         (3,000)
          Administrative costs
          allocated to other debtors            3,000                                                           3,000
          Transfer of liabilities to
          Creditor Trust                     (100,000)        (10,400)                                       (110,400)
                                            ---------       ---------       ---------       ---------       ---------
Estimated costs to be incurred during
liquidation as of June 30, 2006                     0               0          38,500          74,500         113,000
                                            =========       =========       =========       =========       =========


7. SETTLEMENT WITH FORMER EXECUTIVES

On April 12, 2006, ACT and Theodore S. Li and Cynthia Lee (also referred to herein collectively as the "Former Executives") entered into binding letter agreements with respect to the settlement of certain litigation proceedings and potential claims involving ACT, PMIC, Encompass Group Affiliates, Inc., the Former Executives, Martin Nielson and Wayne Danson. The parties subsequently entered into a more formal Mutual Settlement Agreement and Release based on the terms of the binding letter agreement. PMIC's obligations under the settlement are contingent on bankruptcy court approval.

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

The provisions of this settlement have been incorporated into a Settlement Agreement to which PMIC and its subsidiaries will be a party upon Bankruptcy Court approval. The material terms of this settlement are as follows:

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

              PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         Six Months Ended June 30, 2005
                        (Unaudited - GOING CONCERN BASIS)

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

On June 23, 2005, Micro Technology Concepts, Inc. ("MTC"), a secured creditor, informed the Company that it would not continue to perform under the Interim Management Agreement and would not agree to allow the Company to use MTC's cash collateral for any business purpose except for liquidating the remaining assets of the Company. The Company was forced to cease business activities except those necessary to liquidate its remaining assets.

The interim financial information contained herein is unaudited, however, in management's opinion, all adjustments necessary for fair presentation of such financial information have been included. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in the Company's Form 10-K for the year ended December 31, 2005. Interim operating results are not necessarily indicative of operating results expected for the entire year.

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

2. LOSS PER SHARE

Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method, that could share in the earnings of an entity. During the three months and six months ended June 30, 2005, options and warrants to purchase shares of the Company's common stock and shares of common stock issuable upon conversion of Series A Preferred Stock were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

3. DISCONTINUED OPERATIONS

On April 30, 2005, the Company ceased its operations in PMIGA. The operating results of PMIGA for the three months and six months ended June 30, 2005 were as follows:

                            Three months            Six months
                                Ended                  Ended
                            June 30, 2005          June 30, 2005
                            -------------          -------------
Net sales                    $    34,300            $ 1,023,200

Net income (loss)            $    14,900            $  (140,000)

4. STATEMENTS OF CASH FLOWS

Cash was paid during the six months ended June 30, 2005 for:


State income taxes                           $   3,500
                                             =========
Interest                                     $ 124,200
                                             =========

The following are the non-cash financing activities for the six months ended June 30, 2005:


Accretion of preferred stock dividend        $   8,100
                                             =========

5. SEGMENT INFORMATION

The Company had two reportable segments: PMI and LW.

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

The accounting policies of the segments are the same as those described in the notes to consolidated financial statements presented in the Company's Form 10-K for the year ended December 31, 2005. The Company evaluated performance based on income or loss before income taxes, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments had been insignificant. The Company's reportable segments were separate strategic business units. They were managed separately because each business required different technology and/or marketing strategies. Sales to foreign countries were approximately $1,800,000 for the six months ended June 30, 2005.

The following table presents information about reported continuing segment profit or loss for the three months and six months ended June 30, 2005:

                                               Three Months       Six Months
                                                   Ended             Ended
                                               June 30, 2005     June 30, 2005
                                               -------------     -------------
Revenues from external
  customers:
PMI                                             $   608,400       $ 9,930,400
LW                                                    5,400            53,100
                                                -----------       -----------
Total                                           $   613,800       $ 9,983,500
                                                ===========       ===========
Segment income (loss) before income taxes:
        PMI                                     $  (690,200)      $(1,449,800)
        LW                                            3,400           (87,600)
                                                -----------       -----------
Loss before income
  taxes for reportable segments                    (686,800)       (1,492,600)
Change in fair value of
  warrants issued                                     1,200             2,300
Amortization of  warrant
  issuance costs                                     (2,000)           (4,000)
                                                -----------       -----------
Consolidated loss from
  continuing operations                         $  (687,600)      $(1,539,100)
                                                ===========       ===========

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

On June 21, 2006, PMIC and LW filed a separate Fourth Amended Plans of Reorganization for PMIC and LW ("the PMIC & LW Plan").

A confirmation hearing for the PMIC & LW Plan, including approval of the settlement with the Terminated Executives, was held on July 26, 2006. PMIC expects that an order confirming the Plan and approving the settlement will be entered during the week of July 31, 2006.


Financial Statement Presentation

Effective July 1, 2005, the Company adopted the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The Company has provided an estimated liquidation basis statement of net assets (liabilities) in its Form 10-Q as of June 30, 2006 and December 31, 2005, and the statement of changes in net assets (liabilities) for the three months and six months ended June 30, 2006. The valuation of assets and liabilities requires estimates and assumptions by management and there are substantial uncertainties in carrying out the liquidation plan. The amount and timing of future liquidating distribution to creditors and shareholders, if any, will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of the Company's assets, and the actual costs incurred in connection with carrying out the liquidation plan, including administrative costs during the liquidation period, and the timing of the liquidation. These estimates may vary significantly from the final amounts.

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


CHANGES IN NET ASSETS (LIABILITIES) IN LIQUIDATION

Income From Services Rendered

During the three months ended June 30, 2006, PMIC rendered certain accounting services to the PMI Creditor Trust and PMIGA Creditor Trust for a total income of $21,800.

Costs Incurred During Liquidation Period

The amounts of costs incurred during the liquidation for the three months ended June 30, 2006 were $34,000 and $77,300 for LW and PMIC, respectively. The costs incurred primarily consist of $29,000 and $16,900 in salaries and related costs for LW and PMIC, respectively. PMIC also incurred $39,000 accounting fees and $15,900 travel expenses for the three months ended June 30, 2006. During the three months ended June 30, 2006, LW has accrued an additional estimated cost of $49,500 and PMIC has decreased $41,000 of the estimated costs for the liquidation period.

The amounts of costs incurred during the liquidation for the six months ended June 30, 2006 were $137,700, $5,500, $45,600 and $122,200 for PMI, PMIGA, LW and
PMIC, respectively. The costs incurred primarily consist of $26,300, $29,000 and $45,900 in salaries and related costs for PMI, LW and PMIC, respectively, and $138,800 in legal fees of which $113,800, $5,500, $8,500 and $11,000 was allocated to PMI, PMIGA, LW and PMIC, respectively. PMIC also incurred $39,000 accounting fees and $16,900 travel expenses for the six months ended June 30, 2006. During the six months ended June 30, 2006, LW and PMIC have accrued an additional estimated cost of $49,500 and $119,000, respectively, for the liquidation period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, LW and PMIC had cash in the amounts of $103,500 and $8,500, respectively. For the quarter ended June 30, 2006, LW and PMIC have incurred costs of $34,000 and $77,300, respectively. As of June 30, 2006, LW and PMIC had unpaid Post-Petition payables and accruals of $1,000 and $38,000, respectively. As of June 30, 2006, PMIC also had a Post-Petition payable of $22,100, $2,700 and $17,700 to PMI, PMIGA and LW, respectively. During the three months ended June 30, 2006, PMIC rendered certain accounting services to the PMI Creditor Trust and PMIGA Creditor Trust for a total income of $21,800. As of June 30, 2006, PMIC had a receivable of $13,800 and $1,200 from the PMI Creditor Trust and PMIGA Creditor Trust, respectively.

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

                                         PMI            PMIGA
                                     ----------      ----------
                Cash                 $  791,800      $   27,700
                Other assets             56,600           2,600
                                     ----------      ----------
                Total assets            848,400          30,300
                Liabilities           2,068,400         589,500
                                     ----------      ----------
                Net liabilities      $1,220,000      $  559,200
                                     ==========      ==========

PMIC had anticipated a federal income tax refund resulting from carrying back tax losses in 2002 to 1998. On March 3, 2006, PMIC received a federal income tax refund of $73,485 plus $6,001 interest for a total of $79,486.

The PMIC & LW Plan treats the assets and debts of each of PMIC and LW separately. Under the PMIC & LW Plan, non-insider Creditors holding Allowed Unsecured Claims against PMIC will receive a fifty percent (50%) initial distribution on account of such claims, provided that the total distribution to be made to holders of Allowed Claims other than Class 1 shall not exceed $120,000, which shall be distributed pro rata to the creditors of PMIC. On the effective date of the PMIC & LW Plan, PMIC will merge with Herborium Inc. ("Herborium"), a provider of proprietary, natural and complimentary healthcare products, and shall be the surviving operating entity post-merger (the "Herborium Merger"). LW will be reorganized and remain a wholly-owned subsidiary of PMIC. ACT shall contribute up to $50,000 on behalf of PMIC's shareholders to effectuate the PMIC & LW Plan. The existing stock of PMIC shall be cancelled and new stock shall be issued. With respect to the Class 6 equity interest of ACT, new stock shall be issued directly to the shareholders of ACT subject to the dilution of such interests upon plan consummation and the corresponding merger of Herborium with PMIC as provided in the PMIC & LW Plan. The existing Series A Convertible Preferred Stock of PMIC shall be converted to 800,000 shares of PMIC common stock or 0.74% of post-merger PMIC/Herborium. ACT's shareholders and two former executives shall own 10.55% of post-merger PMIC/Herborium; PMIC's current common stockholders shall own 3.71% of post-merger PMIC/Herborium; and Herborium's current stockholders shall own 85% of post-merger PMIC/Herborium.

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

The litigation proceedings covered by this settlement include the following:

      o the suit filed on May 11, 2005 by ACT in the United States District Court for the Southern District of New York against Mr Li and Ms. Lee for the recovery of damages and costs for securities fraud, breach of contract, misrepresentation and other counts in connection with the Stock Purchase Agreement pursuant to which Mr. Li and Ms. Lee sold shares of PMIC's common stock to ACT (the "New York Action"); and

      o the suit brought in January 2006 by Mr. Li and Ms. Lee in the California Superior Court, Santa Clara County against ACT and Encompass and certain of their officers and directors alleging, among other things, fraud, intentional misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, violation of the California Labor Code, violation of the Business of Professions Code of California, and defamation (the "California Action").

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

The amount and timing of future liquidating distributions to our creditors and stockholders, if any, will depend upon a variety of factors including, but not limited to, the actual proceeds that we receive from liquidating our assets, and the actual costs that we incur in connection with carrying out our liquidation and reorganization plans, including administrative costs during the liquidation period, and the timing of the liquidation. As of June 30, 2006, our estimated costs of liquidation were as follows:

                                                                                              COMBINED
                                               PMI        PMIGA           LW         PMIC        TOTAL
                                          --------     --------     --------     --------     --------
Estimated costs to be incurred during
liquidation as of June 30, 2006                  0            0       38,500       74,500      113,000

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

We have filed the fourth amended plans of organization with the bankruptcy court on June 21, 2006. Under the amended plan of reorganization, the settlement with Mr. Li and Ms. Lee will affect the recovery of only ACT and its stockholders; our other creditors will not be affected by the settlement. As discussed above, any stock to be issued to Mr. Li and Ms. Lee under the settlement will come directly from ACT's distribution or, in the event that the merger of Herborium with and into us is not consummated, ACT's common stock will be issued in place of the common stock of Herborium. Our cash reimbursement obligation under the settlement is triggered only after all distributions to all of our other creditors have been made and adequate funds have been reserved for disputed claims. As a party to the settlement, ACT has agreed to the modified treatment.


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

2.4 Fourth Amended Plans of Reorganization for Pacific Magtron International Corp. and Livewarehouse, Inc. (filed herewith).

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

                                 PACIFIC MAGTRON INTERNATIONAL
                                 CORP.,
                                 a Nevada corporation
Date: July 31, 2006

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

2.4 Fourth Amended Plans of Reorganization for Pacific Magtron International Corp. and Livewarehouse, Inc. (filed herewith).

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