Form 10QSB
period 2006-08-31
HERBORIUM
filed 2006-10-16
CIK 1077050

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE EXCHANGE ACT OF 1934

Commission File Number 000-25277

Herborium Group, Inc.
(Exact Name Of Small Business Issuer As Specified In Its Charter)

Nevada
(State Or Other Jurisdiction Of
Incorporation Or Organization)

88-0353141
(I.R.S. Employer Identification No.)

3 Oak Street, Teaneck, NJ 07666
(Address Of Principal Executive Offices)

(888) 836-2424
(Issuer's Telephone Number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of October 9, 2006, there were 108,567,080 shares of the registrant's common stock, par value $.001 per share, issued and outstanding.

Transmittal Small Business Disclosure Format (Check One):
Yes ☐ No ☒

Herborium Group, Inc.
Index To Form 10-QSB

Part I-Financial Information

Part II-Other Information

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

In this report, the terms the “Company”, “we”, “our” and “us” refer to Herborium Group, Inc. and unless the context otherwise requires, the Company’s wholly-owned subsidiary, Herborium.com, Inc. (“Herborium.com”).

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in the "Management’s Discussion and Analysis or Plan of Operation" and elsewhere in this quarterly report constitute "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act")) relating to us and our business, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. The Act may, in certain circumstances, limit our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations are forward-looking statements. Without limiting the generality of the foregoing, words such as "may,” “believes,” ”expects,” "anticipates,” "could,” "estimates,” “grow,” “plan,” "continue," “will,” “seek,” “scheduled,” “goal” or “future” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks or uncertainties. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Because of the risks and uncertainties associated with forward-looking statements, you should not place undo reliance on them. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Herborium Group, Inc. And Subsidiary
Condensed Consolidated Balance Sheets

	August 31, 2006	November 30, 2005
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash	$-	$182
Accounts receivable	4,762	23,266
Inventory	58,480	56,740
Prepaid expenses and other current assets	2,177	2,528
Total current assets	65,419	82,716

Property and equipment, net of accumulated depreciation of $18,271; $16,039-2005	6,914	8,459
Other assets	25,652	20,553

Total assets	$97,985	$111,728
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$183,059	$36,852
Credit cards payable	131,311	121,330
Lines of credit payable	176,808	181,425
Current portion of long-term debt	2,144	2,640
Other loans	13,000	-
Due to stockholders	169,157	149,443
Total current liabilities	675,479	491,690

Long-term debt, net of current portion	306	3,228
Total liabilities	675,785	494,918
Stockholders’ deficiency:
Common stock, $0.001 par value; 500,000,000 shares authorized, 108,567,080 shares issued and outstanding	20,000	20,000
Common stock subscribed; no shares issued and outstanding	188,500	188,500
Additional paid-in capital	180,000	180,000
Accumulated deficit	(966,300)	(771,690)
Total stockholders’ deficiency	(577,800)	(383,190)

Total liabilities and stockholders’ deficiency	$97,985	$111,728

Note:	The balance sheet at November 30, 2005 has been derived from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements

Herborium Group, Inc. And Subsidiary
Condensed Consolidated Statements of Operation

	Three months ended August 31,		Nine months ended August 31
	2006	2005	2006	2005

Net sales	$181,711	$209,531	$568,695	$621,335

Cost of sales	73,853	79,942	259,388	271,707

Gross profit	107,858	129,589	309,309	349,628

Operating expenses	149,770	156,646	468,701	393,806

Loss from operations	(41,912)	(27,057)	(159,392)	(44,178)

Interest expense	11,132	10,062	33,081	27,319

Loss before provision for income taxes	(53,044)	(37,119)	(192,473)	(71,497)

Provision for income taxes	624	1,244	2,137	13,195

Net loss	$(53,668)	$(38,363)	$(194,610)	$(74,692)
Net loss per share, basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding - basic and diluted	108,567,080	108,567,080	108,567,080	108,567,080

See accompanying notes to condensed consolidated financial statements

Herborium Group, Inc. And Subsidiary
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Nine months ended August 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(194,610)	$(74,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,772	(3,940)
Changes in assets (increase) decrease:
Accounts receivable	18,504	(3,021)
Inventory	(1,740)	16,300
Prepaid expenses and other current assets	351	(517)
Changes in liabilities increase (decrease):
Accounts payable and accrued expenses	146,207	4,561
Net cash used in operating activities	(27,516)	(53,429)

Cash flows from investing activities:
Purchase of equipment	(686)	(2,931)
Purchase of amortizable assets	(6,640)	(1,762)
Net cash used in investing activities	(7,326)	(4,693)

Cash flows from financing activities:
Proceeds (repayment) of lines of credit	(4,617)	8,281
Repayment of long-term debt	(3,418)	(114)
Increase in due to stockholders	19,714	37,831
Increase in credit card payable	9,981	12,867
Increase in other loans	13,000	-
Net cash provided by financing activities	34,660	58,865

Net increase (decrease) in cash	(182)	743
Cash, beginning of period	182	-

Cash, end of period	$-	$743

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,137	$1,766
Interest	33,081	27,319

See accompanying notes to condensed consolidated financial statements

Herborium Group, Inc. And Subsidiary
Condensed Consolidated Statement Of Stockholders’ Deficiency
For The Nine Months Ended August 31, 2006
(Unaudited)

	Common Stock		Common Stock Subscribed		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 1, 2005	108,567,080	$20,000	-	$188,500	$180,000	($771,690)	($383,190)

Net loss for the period	-	-	-	-	-	(194,610)	(194,610)

Balance, August 31, 2006	108,567,080	$20,000	-	$188,500	$180,000	($966,300)	($577,800)

See accompanying notes to condensed consolidated financial statements

Herborium Group, Inc. And Subsidiary
Condensed Consolidated Statement Of Stockholders’ Deficiency
For The Nine Months Ended August 31, 2006
(Unaudited)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Herborium, Inc., (the “Company”) was incorporated in the State of Delaware on June 4, 2002, and is the surviving entity following a merger of G.O. International, Inc. (“G.O.”), a New Jersey corporation, with and into the Company effective June 6, 2002. The Company provides unique, natural and complementary healthcare related products to consumers and healthcare professionals seeking alternative answers to the management of healthcare issues not currently met by standard Western medicine. Its products are botanical supplements comprised of unique herbal formulations, referred to as botanical therapeutics, that have a record of clinical efficacy and safety established in China; however, these products have not been evaluated according to standards of clinical efficacy and safety applicable to pharmaceutical products sold in the United States and other countries, and because these products are herbal-based, they are not recognized as pharmaceuticals by the Federal Drug Administration (the "FDA"). The Company’s business model is based on (i) owning and/or marketing unique products with established clinical history in their country of origin, and (ii) a proactive approach to meeting the regulatory changes and challenges of the new healthcare marketplace. Historically, substantially all of the Company’s revenue has been derived from the sale of AcnEase through its corporate website.

On November 11, 2005, the Company entered into a Letter of Intent (“LOI”) to merge with Pacific Magtron International Corporation, Inc. (“PMIC”), a publicly traded Nevada Corporation, that on May 11, 2005 filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code. On August 11, 2006, the Bankruptcy Court entered an order confirming an amended plan of reorganization. Under the provisions of the LOI and the plan of reorganization, the stockholders of the Company exchanged 100% of their common stock of the Company for an 85% post-Merger interest in PMIC immediately following the Merger, with the Company being the surviving entity. The Merger was consummated on September 18, 2006, with existing outstanding common shares of PMIC being cancelled under the plan of reorganization. The distribution of shares of Herborium Group common stock to PMIC shareholders is expected to be completed by the end of October 2006. Following this distribution, as well as certain other distributions that are included in the plan of reorganization, an aggregate of 108,567,080 shares of common stock of Herborium Group will be issued and outstanding. This number of shares was used in calculations of net loss per share for all periods presented on a retroactive basis.

Although PMIC is deemed the legal acquirer, the Company is deemed the accounting acquirer since generally accepted accounting principles require that the entity whose stockholders retain a majority interest in a combination be treated as the acquirer under purchase accounting rules. In connection with the merger, PMIC changed its name to Herborium Group, Inc. and adopted the fiscal year of Herborium Group, Inc. which is November 30.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

a. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Herborium.com, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

b. Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. Interim condensed consolidated financial statements
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations, and cash flows of the Company. These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company’s consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s audited financial statements for the fiscal year ended November 30, 2005, and are not necessarily indicative of the results to be expected for the full year.

Herborium Group, Inc. And Subsidiary
Condensed Consolidated Statement Of Stockholders’ Deficiency
For The Nine Months Ended August 31, 2006
(Unaudited)
NOTE 3. DUE TO STOCKHOLDERS

For the nine months ended August 31, 2006 and 2005, due to stockholders, which consists of unsecured demand loans to the Company with no specified terms, increased by $19,714 and $37,831, respectively.

NOTE 4. COMMITMENTS AND CONTINGENCIES

On September 18, 2006 the Company entered into an employment agreement with Dr. Olszewski who will serve as President, Chief Executive Officer and Acting Chief Financial Officer until such time as the Company hires a controller or Chief Financial Officer. Dr. Olszewski will have the position of Chairman of the Board of Directors. The employment agreement provides for an initial four-year term of employment, with an addition twelve-month extension at Dr. Olszewski’s option. Under the agreement, Dr. Olszewski is not required to work full-time until such time as the Company receives debt or equity financing in an aggregate of amount of $1,250,000.00 or more. Until the Company obtains such amount of financing, Dr. Olszewski will receive 75% of her base salary. Her annual base salary is $200,000 with a bonus equal to (i) for the first three years, 5% of EBITDA (as defined in the agreement) and (ii) thereafter 5% of Net Income before bonus (as defined in the agreement). She will be eligible for an additional bonus ranging from $75,000 to $200,000 in the event that the Company’s Pre-Tax Income for a fiscal year exceeds that of the prior fiscal year by 150% or more.

On September 18, 2006 the Company entered into a consulting and employment agreement with Dr. Gilligan who will serve as co-President and Chief Operating Officer. The agreement provides for an initial term of employment expiring on September 20, 2011, with an addition twelve-month extension at Dr. Gilligan’s option. Under the agreement, Dr. Gilligan’s employment will not commence until six months after the Company receives debt or equity financing in the aggregate amount of $2,500,000.00, and until such date, Dr. Gilligan will serve as a consultant to the Company at an hourly rate of $120.00 per hour and will be permitted to continue his full-time employment elsewhere. Upon his full-time employment, his annual base salary will be $200,000 with a bonus equal to (i) for the first three years, 5% of EBITDA (as defined in the agreement) and (ii) thereafter 5% of Net Income before bonus (as defined in the agreement). He will be eligible for an additional bonus ranging from $75,000 to $200,000 in the event that the Company’s Pre-Tax Income for a fiscal year exceeds that of the prior fiscal year by 150% or more.

Under the employment agreements, Dr. Olszewski and Dr. Gilligan each will be an eligible participant under one or more stock option plans adopted by the Company. Dr. Olszewski and Dr. Gilligan will be subject to non-competition provisions during the term of the agreements or until September 30, 2012 in the event that either extends their agreement for the additional twelve-month period. Dr. Olszewski’s and Dr. Gilligan’s employment may be terminated in the event of extended disability or incapacity or a “For Cause Event” as defined in the agreement. Dr. Olszewski and Dr. Gilligan may terminate their employment voluntarily with 180 days prior written notice, upon a material breach of the agreement by the Company with 10 days prior written notice and upon a “Change of Control” as defined in the agreement upon 90 days prior written notice. In the event of his termination, Dr. Olszewski and Dr. Gilligan or their beneficiaries, as the case may be, will have the right to receive all accrued but unpaid base salary. In the event of death, termination based on a material breach by us or our termination of either party for any reason other than a For Cause Event, that party will be entitled to receive $600,000. In the event that employment is terminated for or after a Change of Control, that party will be entitled to receive an amount equal to the product of his or her base salary multiplied by 2.99. After (i) the expiration of the term (including an extension of one year by either party) or (ii) voluntary termination of the employment agreement, each individual may, at their or the Company’s option in the case of clause (i) or at our option in the case of clause (ii), act as a consultant to the Company for one year and receive compensation equal to 50% of his or her base salary.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at August 31, 2006 includes accrued salaries of approximately $84,000 due to the Company’s two principal stockholders.

Herborium Group, Inc. And Subsidiary
Condensed Consolidated Statement Of Stockholders’ Deficiency
For The Nine Months Ended August 31, 2006
(Unaudited)
Item 2. Management's Discussion And Analysis Or Plan Of Operation

The following is management's discussion and analysis of certain significant factors that will or have affected our financial condition and results of operations. Certain statements under this section may constitute "forward-looking statements". The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 8-K dated September 22, 2006.

FINANCIAL CONDITION

We had net losses of $194,610 and $74,692 during the nine months ended August 31, 2006 and 2005, respectively. As of August 31, 2006, we had cash and current assets of $0 and $65,419, respectively, and current liabilities of $675,479, with obligations aggregating $183,059 for trade creditors and accrued expenses, $131,311 and $176,808 payable for credit card and lines of credit obligations, respectively, and $169,157 due to stockholders. We have been operating at a loss since inception and have been funding these losses in a number of ways, including lines of credit, credit card debt, advances from stockholders and entering into subscription agreements with “friends and family” for investment funds. While we are actively seeking a substantial amount of equity or debt financing, we have received no commitments for such financing. Our working capital at August 31, 2006, will be sufficient to meet our working capital needs for the next twelve-month period only if we receive additional financing from one or more of the sources described above, or an entirely new source.

To date we have not obtained adequate equity or debt financing to enable us to implement our business plan. As a result of the lack of financial resources, a condition unfavorably impacting us since inception, revenue and profitability have not increased as we believe would have otherwise been the case. Without sufficient financing, we have not been able to (i) acquire ownership of several products, particularly the intellectual property rights to and formulation of, our principal product, AcnEase®, (ii) market and promote our products, (iii) conduct certain clinical trials that would further such marketing and promotional activities and (iv) hire additional employees.

As described above and in the Form 8-K dated September 22, 2006, we have merged into PMIC and thereby became a publicly traded corporation; however, we have not closed, nor obtained a commitment for, the financing that was originally contemplated to close contemporaneously with the closing of the merger. During the three and nine months ended August 31, 2006, revenue growth was adversely affected by the time and attention we devoted to the merger and related financing initiatives.

RELATED PARTY TRANSACTIONS

During the nine months ended August 31, 2006, the Company's due to stockholders increased by to $19,714.

COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 2006 TO THE THREE MONTHS ENDED AUGUST 31, 2005

Overall Results of Operations

For the three months ended August 31, 2006, we incurred a net loss of $53,668, an increase of $15,305 from the net loss of $38,363 for the comparable prior year period. The increase in net loss in the fiscal 2006 compared to fiscal 2005 period is attributable to a decrease in gross profit due to lower net sales, partially offset by a decrease in operating expenses.
.
Sales

Net sales for the three months ended August 31, 2006 were $181,711 compared to $209,531 for the three months ended August 31, 2005. The decrease of $27,820, or 13.3%, can be attributed to a decrease in sales of AcnEase in the United Kingdom (“UK”) due to a temporary leave of absence on the part of our local sales representative during the first portion of the current period.

Gross Profit

Gross profit decreased to $107,858 for the three months ended August 31, 2006 compared to $129,589 for the three months ended August 31, 2005, or $21,731 and 16.8%, with gross margin decreasing to 59.4% from 61.8% for the period. The decrease in gross profit is principally attributable to the decrease in net sales, as well as the lower gross margin.

Operating Expenses

Total operating expenses decreased by $6,876, or 4.4%, to $149,770 for the three months ended August 31 2006, from $156,648 for the three months ended August 31, 2005, principally attributable to an increase in payroll expenses for officer salary expense accrued but not paid, partially offset by lower spending for marketing and promotion, website, travel and commission expenses.

Other Income (Expense)

Interest expense increased to $11,132 from $10,062 for the three months ended August 31, 2006 as compared with the three months ended August 31, 2005, or $1,070, due principally to increases in interest rates payable for credit card and lines of credit debt outstanding in the current period.

COMPARISON OF THE NINE MONTHS ENDED AUGUST 31, 2006 TO THE NINE MONTHS ENDED AUGUST 31, 2005

Overall Results of Operations

For the nine months ended August 31, 2006, we incurred a net loss of $194,610, an increase of $119,918 from the net loss of $74,692 for the comparable prior year period. The increase in net loss in the fiscal 2006 compared to fiscal 2005 period is attributable principally to an increase in operating expenses, as well as a decrease in gross profit due to lower net sales.

Sales

Net sales for the nine months ended August 31, 2006 were $568,695 compared to $621,335 for the nine months ended August 31, 2005. The decrease of $52,640, or 8.5%, is attributed principally to a decrease in sales of AcnEase in the United Kingdom (“UK”) due to a temporary leave of absence on the part of our local sales representative during a portion of the current period.

Gross Profit

Gross profit decreased to $309,309 for the nine months ended August 31, 2006 compared to $349,628 for the nine months ended August 31, 2005, or $40,319 and 11.5%, with gross margin decreasing to 54.4% from 56.3%. The decrease in gross profit is principally attributable to the decrease in net sales, as well as the lower gross margin.

Operating Expenses

Total operating expenses increased by $74,895, or 19.0%, to $468,701 for the nine months ended August 31, 2006, from $393,806 for the nine months ended August 31, 2005, attributable to an increase in payroll expenses of $90,609 principally for officer salary expense accrued but not paid and audit expense of $35,000, offset by a decrease in UK-related commission and other expenses of $24,501, principally the result of lower sales in the UK, and a decrease in website related expenses.

Other Income (Expense)

Interest expense increased to $33,081 from $27,319 for the nine months ended August 31, 2006 as compared with the nine months ended August 31, 2005, or $5,762, due principally to increases in interest rates payable for credit card and lines of credit debt outstanding in the current period.

Seasonality

There are no seasonality factors that affect the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, and the Company does not have any non-consolidated special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2006, we had a cash balance of $0 and a negative cash flow from operations of $27,516 for the nine-month period then ended. We have been operating at a loss since inception and have been funding these losses in a number of ways, including lines of credit, credit card debt, advances from stockholders and entering into subscription agreements with “friends and family” for investment funds. While we are actively seeking a substantial amount of equity or debt financing, we have received no commitments for such financing. Our working capital at August 31, 2006, will be sufficient to meet our working capital needs for the next twelve-month period only if we receive additional financing from one or more of the sources described above, or an entirely new source.

The Company has contractual obligations of $492,420 as of August 31, 2006. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations (as of August 31, 2006)
	Total	1 Year or Less	More Than 1 Year

Credit Cards payable	$131,311	$131,311	$--
Lines of Credit Payable	176,808	176,808	--
Due to Stockholders	169,157	169,157	--
Other	15,450	15,144	306
Total Contractual Obligations	$492,726	$492,420	$306

Below is a discussion of our sources and uses of funds for the nine months ended August 31, 2006 and 2005.

Net Cash Used In Operating Activities

Net cash used in operating activities was $27,516 and $53,429 in the nine months ended August 31, 2006 and 2005, respectively. The use of cash in operating activities for the nine months ended August 31, 2006 was principally the result of a net loss of $194,610, partially offset by a decrease in accounts receivable of $18,504 and an increase in accounts payable and accrued expenses of $146,207. The use of cash in operating activities for the nine months ended August 31, 2005 was principally the result of a net loss of $74,692, partially offset by a decrease in inventory of $16,300,

Net Cash Used In Investing Activities

During the nine months ended August 31, 2006 and 2005, net cash used in investing activities consisted of $686 and $2,931, respectively, for the acquisition of property and equipment and $6,640 and $1,762, respectively, for the acquisition of other assets.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the nine months ended August 31, 2006 amounted to $34,660, principally attributable to an increase of $19,714 in amount due to stockholders and an increase of $13,000 other loans. Net cash provided by financing activities for the nine months ended August 31, 2005 amounted to $58,865, principally attributable to an increase of $37,831 in amount due to stockholders, as well as an increase of $8,281 in lines of credit obligations and $12,867 in credit card debt payable.

RISK FACTORS

Our business and results of operations are subject to numerous risks, uncertainties and other factors that you should be aware of, some of which are described below and in the section entitled “Cautionary Statement Concerning Forward-Looking Statements.” The risks, uncertainties and other factors described below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition or results of operations and could cause the trading price of our common stock to decline substantially.

Risks Relating to Our Company

We have a history of losses, and will incur additional losses.

We are a company with a limited history of operations, and do not expect to significantly increase ongoing revenues from operations in the immediately foreseeable future. To date, we have not been profitable. We had a net loss of $194,610 during the nine months ended August 31, 2006. Our losses have resulted principally from costs incurred in product development, including product testing and selection, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of AcnEase® , our product candidates are in research or various stages of development. For some of these products we will want to conduct additional research, development and clinical trials in order to improve our ability to advertise and differentiate these products from others in the market place. We cannot be sure that we will successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

We need additional capital, which may not be available to us.

We have expended and will continue to expend substantial funds in the research, development, marketing and clinical testing of our herbaceutical supplements. Following the merger we will require funds in excess of our existing cash resources to fund operating deficits, develop new products, purchase additional rights to existing products, establish and expand our manufacturing capabilities, and finance general and administrative and research activities. In particular, we will need additional capital to:

• acquire intellectual property rights relating to AcnEase® and other products;

• conduct clinical trials and fund marketing and new product launches;

• establish U.S. manufacturing capabilities; and

• fund general working capital requirements if we continue to experience deficits.

Due to market conditions at the time we may need additional funding, or due to our own financial condition at that time, it is possible that we will be unable to obtain additional funding as and when we need it. Even if we are able to obtain capital, it may be on unfavorable terms or terms that excessively dilute existing shareholders or otherwise negatively affect the interests of existing shareholders. If we are unable to obtain additional funding as and when needed, we could be forced to delay our development, marketing and expansion efforts and, if we continue to experience losses, potentially cease operations.

We may not be able to obtain or sustain market acceptance for our services and products.

Failure to establish a brand and presence in the marketplace on a timely basis could adversely affect our financial condition and operating results. Moreover, we cannot be sure that we will successfully complete the development and introduction of new products or product enhancements or that any new products developed will achieve acceptance in the marketplace. We may also fail to develop and deploy new products and product enhancements on a timely basis. AcnEase® is currently our only product providing revenues.

Government regulation of the processing, formulation, packaging, labeling and advertising of our products can impact our ability to market products.

Under the Dietary Supplement Health and Education Act of 1994, companies that manufacture and distribute dietary supplements are limited in the statements that they are permitted to make about nutritional support on the product label without FDA approval. In addition, a manufacturer of a dietary supplement must have substantiation for any such statement made and must not claim to diagnose, mitigate, treat, cure or prevent a specific disease or class of disease. The product label must also contain a prominent disclaimer. These restrictions may restrict our flexibility in marketing our product.

The FDA has proposed GMPs (Good Manufacturing Practices) specifically for dietary supplements. These new GMPs, when finalized, will be more detailed than the GMPs that currently apply to dietary supplements and may, among other things, require dietary supplements to be prepared, packaged and held in compliance with certain rules (including quality control provisions) similar to the GMPs applicable to drugs. There can be no assurance that, if the FDA adopts GMPs for dietary supplements, we and/or our suppliers will be able to comply with the new rules without incurring substantial expenses that might have a material adverse effect on our consolidated financial position or results of operations. As a formulator, distributor and marketer of dietary supplements, we are subject to the risk that one or more of the ingredients in our product may become subject to regulatory action in the future.

The processing, formulizing, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies including the FDA, the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture and the Environmental Protection Agency. Our activities also are subject to regulation by various agencies of the states and localities in which our products are sold. Among other things, such regulation puts a burden on our ability to bring products to market. Any changes in the current regulatory environment could impose requirements that would make bringing new products to market more expensive or restrict the ways we can market our products. In addition, the adoption of new regulations or changes in the interpretation of existing regulation may result in significant compliance costs or discontinuation of product sales and may adversely affect our revenue. The FDA may implement additional regulations with which we would have to comply, which would increase expenses.

No governmental agency or other third party makes a determination as to whether our products qualify as dietary supplements or not. We make this determination based on the ingredients contained in the products and the claims we make for the products and if our determination is denied by any regulatory authority we could face significant penalties that may require us to shut down our operations.

We face substantial competition.

The dietary supplement industry is growing rapidly and is highly competitive. Competition for the sale of nutritional products comes from many sources, including specialty retailers, supermarkets, large chain discount retailers, drug store chains and independent drug stores, health food stores, on-line merchants, mail order companies and a variety of other participants in the market for nutritional products. Some of our more prominent competitors include General Nutrition Centers, Inc., NBTY, Inc., Invite Health, Vitamin World and Vitamin Shoppe. We compete regularly with companies selling nationally advertised brand name products and with companies that may have more expanded product lines with much larger volume of sales. This competition could have a material adverse effect on our business, results of operations and financial condition since these companies have greater financial and other resources available to them and may possess manufacturing, distribution and marketing capabilities far greater than our own.

Certain existing products may become more mainstream and thereby increase competition for those products as more participants enter the market. We may not be able to compete effectively and our attempt to do so may require us to reduce our prices, which may result in lower margins. Failure to compete effectively could adversely affect our market share, revenues and growth prospects.

Our competitive position will be affected by the continued acceptance of our products, our ability to attract and retain qualified personnel, future governmental regulations affecting nutritional products, and publication of product safety studies by the media, government and authoritative health and medical authorities.

We currently have no manufacturing capabilities and we are dependent upon other companies to manufacture our products.

We currently have no manufacturing facilities. We are dependent upon relationships with independent manufacturers to fulfill our product needs. We use several manufacturers for various parts of the manufacturing processes for our products. We believe these are small privately held firms.

Because the manufacturing processes, which our contract manufacturers perform, are fairly standard in the industry, we believe that there are a large number of manufacturers who could provide us with these services if our current contract manufacturers are unavailable for any reason or seek to impose unfavorable terms. Our ability to market and sell our products requires that such products be manufactured in commercial quantities and in compliance with applicable federal and state regulatory requirements. In addition, we must be able to manufacture our products at a cost that permits us to charge a price acceptable to the customer while also accommodating distribution costs and third-party sales compensation. Competitors who do own their own manufacturing may have an advantage over us with respect to pricing, availability of product and in other areas through their control of the manufacturing process.

We are dependent on key management and the loss of their services could have a material adverse impact on us.

We have relied extensively on the services of Drs. Agnes P. Olszewski and James P. Gilligan, our co-founders. Drs. Olszewski and Gilligan play key roles in our management and the loss of their services would materially and adversely affect us and our prospects. Until we raise substantial financing, neither of these key individuals will spend full-time working for us. Under her employment agreement, Dr. Olszewski is not required to do so until we have raised $1,250,000, and under his consulting/employment agreement, Dr. Gilligan is not required to do so until six months after we have raised $2,500,000 in financing. There is no assurance that we will be able to raise such amounts and without such financing and the full-time employment of these key executives we will in all likelihood not be able to further develop our business and will likely continue to experience losses. The loss of services of any of these persons could delay or reduce our product development and commercialization efforts and harm our ability to compete effectively.

We may be subject to product liability claims and may not have adequate insurance to cover such claims.

Like other retailers, distributors and manufacturers of products that are designed to be ingested, we face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We intend to obtain general liability coverage of $3 to $5 million that will include product liability coverage. Because our policies will be purchased on a year-to-year basis, industry conditions or our own claims experience could make it difficult for us to secure the necessary insurance at a reasonable cost. In addition, we may not be able to secure insurance that will be adequate to cover liabilities. We generally do not obtain contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification is limited by its terms and, as a practical matter, by the creditworthiness of the other party. In the event that we do not have adequate insurance or contractual indemnification, liabilities relating to defective products could require us to pay the injured parties’ damages which may be significant compared to our net worth or revenues.

We may be adversely affected by unfavorable publicity relating to our product or similar products manufactured by our competitors.

We believe that the dietary supplement market is affected by national media attention regarding the consumption of these products. Future scientific research or publicity may be unfavorable to the dietary and nutritional supplement market generally or to any particular product and may be inconsistent with earlier favorable research or publicity. Adverse publicity associated with illness or other adverse effects resulting from the consumption of products distributed by other companies that are similar to our products could reduce consumer demand for our products and consequently our revenues. This may occur even if the publicity does not relate to our products. Adverse publicity directly concerning our products could be expected to have an immediate negative effect on the market for that product.

We depend on trade secrets to protect our proprietary technology, which may be inadequate to protect our position.

Our long-term success will substantially depend upon protecting our technology from infringement, misappropriation, discovery and duplication. We expect that we will apply for patent protection with respect to some of our products. Since we do not currently have patents on our products, a competitor could replicate our products. Any patents that we might obtain may not provide meaningful protection or significant competitive advantages over competing products, due to the complexity of the legal and scientific issues involved in patent defense and litigation. For these reasons we have elected to protect our current products through trade secrets.

Because of the complexity of the legal and scientific issues involved in patent prosecutions, we cannot be sure that any future patent applications for new products will be granted. Nor can we be sure that any patent rights that we do obtain will provide meaningful protection against others duplicating our products because of the complexity of the legal and scientific issues that could arise in litigation over these issues. Furthermore, patent applications are maintained in secrecy in the United States until the patents are approved, and in most foreign countries for a period of time following the date from which priority is claimed. A third party’s pending patent applications may cover any technology that we currently are developing. Additionally, if we must resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk to our proprietary rights if we are unsuccessful in, or cannot afford to pursue, such proceedings.

We rely at present completely on trade secrets and contract law to protect our proprietary technology. There can be no assurance that any such contract will not be breached, or that if breached, it will have adequate remedies. Currently, all of our products are protected by trade secrets held by third parties. We rely on such third parties to adequately protect such trade secrets. There can be no assurance that these third parties will protect and continue to hold the trade secrets relating to our products. Furthermore, there can be no assurance that any of these trade secrets will not become known or independently discovered by third parties.

There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. In addition, we may be required to obtain licenses to patents or other proprietary rights from third parties. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

We have limited the liability of our directors and officers for breaches of the duty of care.

Our articles of incorporation limit the liability of our directors for monetary damages for breaches of directors’ fiduciary duty of care. This provision may reduce the likelihood of derivative litigation against directors and may discourage or deter shareholders or management from suing directors for breaches of their duty of care, even though such an action, if successful, might otherwise benefit our shareholders and us. In addition, our articles of incorporation provide for the indemnification of directors and officers in connection with civil, criminal, administrative or investigative proceedings when acting in their capacities as agents for us.

Our results of operations may be affected by changing market prices and requirements for dietary supplements.

Our results of operations may be affected by changing resale prices or market requirements for dietary supplements, some of which are priced on a commodity basis. The sale price, and market demand for, these materials can be volatile due to numerous factors beyond our control, which may cause significant variability in its period-to-period results of operations.

Our results of operations will fluctuate.

Our revenues and results of operations will vary from quarter to quarter in the future. A number of factors, many of which are outside of our control, may cause variations in our results of operations, including:

·	demand and price for our products;
·	the timing and recognition of product sales;
·	unexpected delays in developing and introducing products;
·	unexpected delays in manufacturing our products;
·	increased expenses, whether related to marketing, product development or administration or otherwise;
·	insufficient demand in the marketplace could cause our distributors to return product;
·	the mix of revenues derived from products;
·	the hiring, retention and utilization of personnel; and
·	general economic factors.

We may not succeed in our acquisition of additional products.

As part of our growth strategy, we intend to acquire and develop additional product candidates or approved products. The success of this strategy depends upon our ability to identify, select and acquire bioherbaceutical products that meet the criteria we have established. Any product candidate we acquire or license may require additional research and development efforts prior to commercial sale, including extensive pre-clinical and/or clinical testing. All product candidates are prone to the risks of failure inherent in product development, including the possibility that the product candidate will not be safe, non-toxic and effective. In addition, we cannot assure that any approved products that we develop, acquire or license will be manufactured or produced economically; successfully commercialized; widely accepted in the marketplace or that we will be able to recover our significant expenditures in connection with the development, acquisition or license of such products. In addition, proposing, negotiating and implementing an economically viable acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of product candidates and approved products. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all. In addition, if we acquire or license product candidates from third parties, we will be dependent on third parties to supply such products to us for sale. We could be materially adversely affected by the failure or inability of such suppliers to meet performance, reliability and quality standards.

Other companies may claim that we infringed upon their proprietary rights.

We do not believe that our products or processes violate third-party intellectual property rights. Nevertheless, there is no guarantee that such rights are not being, and will not be, violated. If any of the products or processes are found to violate third-party intellectual property rights, we may be required to re-engineer or cause to be re-engineered one or more of those products or processes or seek to obtain licenses from third parties to continue offering its products or processes without substantial re-engineering, and such efforts may not be successful.

Our non-U.S. sales present special risks.

A subcontractor in London handles fulfillment and coordinates market development for our products in the U.K. and continental Europe. We anticipate that sales outside the U.S. will continue to account for a significant percentage of our product sales and we intend to continue to expand our presence in international markets. Non-U.S. sales are subject to a number of special risks. For example:

• sales agreements may be difficult to enforce;
• receivables may be difficult to collect through a foreign country’s legal system;
• foreign countries may impose additional withholding taxes or otherwise tax foreign income, impose tariffs or adopt other restrictions on foreign trade;
• intellectual property rights may be more difficult to enforce in foreign countries;
•  terrorist activity or the outbreak of a pandemic disease may interrupt distribution channels or adversely impact customers or employees; and
•  regulations may change relating to dietary supplements that may negatively impact the ability to market products in those geographical regions.

Any of these events could harm our operations or operating results.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations, are creating uncertainty for public companies. Our management team will be required to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which may lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

It is possible that there are claims of which we are unaware that may come to light in the future and cost us considerable time, effort and expense to resolve.

It is possible that a claim, whether valid or not, may be asserted against us in the future with respect to matters arising prior to the merger. There can be no assurance given that some person will not devise a claim and attempt to assert it against us in the hopes of obtaining some monetary benefit. To resolve such a claim, including payment, may cost us considerable time, effort and expense. Any of these may impair management’s implementation of the business plan with the consequence of a loss of opportunity.

Risks Related to Our Common Stock

Because our common stock is traded on the OTC Bulletin Board, your ability to sell your shares in the secondary trading market may be limited.

Our common stock currently is traded on the over-the-counter market on the OTC Bulletin Board. Consequently, the liquidity of our common stock is limited, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of us. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on a national securities exchange, such as The New York Stock Exchange or The Nasdaq Stock Market, LLC.

Our common stock may be removed from the OTC Bulletin Board, which would likely cause the trading price of our common stock to decline and affect our ability to raise capital in the future.

On April 5, 2006, we received notice from the OTC Bulletin Board that unless we cured our delinquency in filing the Annual Report on Form 10-K for the year ended December 31, 2005 prior to the expiration of the grace period (May 5, 2006), our common stock would be removed from the OTC Bulletin Board effective May 9, 2006. We have cured this delinquency with the filing of our Annual Report on Form 10-K filed on May 1, 2006. However, under applicable NASD Rules, if we are delinquent in our reporting obligations three times in a 24-month period and/or are actually removed from the OTC Bulletin Board for failure to file two times in a 24-month period, in each case, we would be ineligible for quotation on the OTC Bulletin Board for a period of one year. To date, we have been delinquent one time in the past 24-month period. Should quotation of our common stock on the OTC Bulletin Board or a similar facility cease for any reason, the liquidity of our common stock and our ability to raise equity capital would likely decrease.

Because our shares are “penny stocks,” you may have difficulty selling them in the secondary trading market.

Federal regulations under the Exchange Act regulate the trading of so-called “penny stocks,” which are generally defined as any security not listed on a national securities exchange, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our common stock currently trades on the OTC Bulletin Board at less than $5.00 per share, our common stock is a “penny stock” and may not be traded unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

In addition, because our common stock is not listed on any national securities exchange and currently trades at less than $5.00 per share, trading in our common stock is subject to Rule 15g-9 under the Exchange Act. Under this rule, broker-dealers must take certain steps prior to selling a “penny stock,” which steps include:

•	obtaining financial and investment information from the investor;
•	obtaining a written suitability questionnaire and purchase agreement signed by the investor; and
•	providing the investor a written identification of the shares being offered and the quantity of the shares.

If these penny stock rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker-dealers to sell our common stock and our shareholders, therefore, may have difficulty in selling their shares in the secondary trading market.

Our stock price has been and may continue to be volatile and an investment in our common stock could suffer a decline in value.

Trading of our common stock has been sporadic, and the trading volume has generally been low. Even a small trading volume on a particular day or over a few days may affect the market price of our common stock. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

•	announcements of research activities and technology innovations or new products by us or our competitors;
•	changes in market valuation of companies in our industry generally;
•	variations in operating results;
•	changes in governmental regulations;
•	results of research studies of our products or our competitors’ products;
•	regulatory action or inaction on our products or our competitors’ products;
•	changes in our financial estimates by securities analysts;
•	general market conditions for companies in our industry;
•	broad market fluctuations; and
•	economic conditions in the United States or abroad.

Our directors and executive officers own a significant number of shares of our common stock to control our company, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Certain of our directors and our current executive officer own or control approximately 80% of our outstanding voting power. Accordingly, these stockholders, individually and as a group, will be able to influence the outcome of stockholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as a sale of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of us.

We do not pay cash dividends, so any return on an investment must come from appreciation.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on an investment in our common stock must come from increases in the fair market value and trading price of our common stock.

We may issue additional equity securities that will dilute our stockholders.

We may issue additional equity securities to raise capital and through the exercise of options, warrants and convertible debt that is outstanding or may be outstanding. These additional issuances will have a dilutive effect on our existing stockholders.

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the President and the Chief Financial Officer have concluded that, as of August 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Controls

During the nine months ended August 31, 2006, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II-Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description(1)

2.1
Fourth Amended Plans of Reorganization for Pacific Magtron International Corp. and LiveWarehouse, Inc. (incorporated by reference to Exhibit 2.1 to Pacific Magtron International Corp.’s Current Report on Form 8-K filed on August 16, 2006).

2.2
Order Approving Fourth Amended Plans of Reorganization for Pacific Magtron International Corp. and LiveWarehouse, Inc. entered August 11, 2006 (incorporated by reference to Exhibit 2.2 to Pacific Magtron International Corp.’s Current Report on Form 8-K filed on August 16, 2006).

2.3	Agreement and Plan of Merger, dated as of September 18, 2006, by and among Pacific Magtron International Corp., LiveWarehouse, Inc. and Herborium, Inc.

3(i)	Second Amended and Restated Articles of Incorporation of Pacific Magtron International Corp.

3(ii)	Amended and Restated Bylaws of Pacific Magtron International Corp.

10.1
Order Approving Settlement Agreement and Mutual Settlement Agreement and Release (incorporated by reference to Exhibit 10.1 to Pacific Magtron International Corp.’s Current Report on Form 8-K filed on August 16,2006).

10.2*	Employment Agreement dated as of September 18, 2006 between Pacific Magtron International Corp. and Dr. Agnes P. Olszewski

10.3*	Employment Agreement dated as of September 18, 2006 between Pacific Magtron International Corp. and Dr. James P. Gilligan

31.1	Rule 13a-14(a) Certification of Agnes Olszewski, Chief Executive Officer and Chief Financial Officer (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1) In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, as amended, the registrant’s file number under the Exchange Act is 000-25277.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Herborium Group, Inc.

By: /s/Agnes Olszewski.
Name: Agnes Olszewski.
Title: Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting Officer)

Date: October 13, 2006