Form 10KSB
period 2006-11-30
HERBORIUM
filed 2007-03-30
CIK 1077050

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant To Section 13 Or 15 (D)
Of The Securities Exchange Act Of 1934

For the Fiscal Year Ended November 30, 2006

Commission File No. 000-30486

Herborium Group, Inc.
(Name of small business issuer in its charter)

NEVADA	88-0353141
(State or other jurisdiction of	(I.R.S. employer identification number)
incorporation or organization)

3 Oak Street, Teaneck, NJ 07666
(Address of principal executive office)

(201) 836-2424
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 Par Value, 500,000,000 shares authorized

Check whether the issuer is not required to file reports pursuant to Section 13 or 15((d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenue for fiscal year ended November 30, 2006 was $827,755.

The aggregate market value as of March 21, 2007 of the voting common equity held by non-affiliates is $3,422,012.

Issuers Involved In Bankruptcy
Proceeding During THE PAST Five Years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only To Corporate Registrants

As of February 12, 2007, there were 114,067,080 shares of the Company’s no par value common stock issued and outstanding.

Documents Incorporated By Reference

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Herborium Group, Inc, Inc.
Form 10-KSB

Table of Contents

Page
Part I
	Item 1.	Description of Business	1-5
	Item 2.	Description of Property	5
	Item 3.	Legal Proceedings	5-6
	Item 4.	Submission of Matters to a Vote of Security Holders	6

Part II
	Item 5.	Market for Common Equity, Related Stockholder Matters and Small
		Business Issuer Purchases of Equity Securities	7-8
	Item 6.	Management's Discussion and Analysis or Plan of Operation	8-15
	Item 7.	Financial Statements	15
	Item 8.	Changes In and Disagreements with Accountants on Accounting and
		Financial Disclosure	16
	Item 8A.	Controls and Procedures	16
	Item 8B.	Other Information	16

Part III
	Item 9.	Directors, Executive Officers, Promoters and Control Persons;
		Compliance with Section 16(a) of the Exchange Act	17-20
	Item 10.	Executive Compensation	20-25
	Item 11.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters...	25-27
	Item 12.	Certain Relationships and Related Transactions	27-28
	Item 13.	Exhibits	28-33
	Item 14.	Principal Accountant Fees and Services	33-34

HERBORIUM GROUP, INC. CONSOLIDATED FINANCIAL STATEMENTS AS
OF NOVEMBER 30, 2006 and 2005			F-1-F-21

As used herein, the terms the “Company,” “Herborium,” “we,” “us,” or “our” refer to Herborium Group, Inc., a Nevada corporation.

Forward-Looking Statements

Certain statements in the "Description of Business" (Item 1), "Management’s Discussion and Analysis or Plan of Operation" (Item 6) and elsewhere in this Annual Report on Form 10-KSB constitute "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act")) relating to us and our business, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. The Act may, in certain circumstances, limit our liability in any lawsuit based on forward-looking statements we have made. All statements, other than statements of historical facts, included in this Annual Report on Form 10-KSB that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations are forward looking statements. Without limiting the generality of the foregoing, words such as "may,” "anticipation,” "intend,” "could,” "estimate,” or "continue" or the negative or other comparable terminologies are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks or uncertainties. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Additional factors that could affect future results are set forth throughout the "Description of Business" (Item 1) section, including the subsection entitled "Risks Related to Our Business," and elsewhere in this Annual Report on Form 10-KSB. Because of the risks and uncertainties associated with forward-looking statements, you should not place undue reliance on them. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Part I

Item 1. Description Of Business

Herborium, Inc. was incorporated in the State of Delaware in November 2000 and has one wholly-owned, but dormant subsidiary, Herborium.com Inc., a Delaware corporation. In June 2002, Herborium, Inc. merged with G.O. International, Inc., a consulting firm specializing in business strategies for pharmaceutical industry and global technology transfer that was founded by Drs. Olszewski and Gilligan. Drs. Olszewski and Gilligan also own a dormant UK entity, Herborium UK, LLC. Herborium has engaged in research, development and marketing of botanical supplements since its inception, and prior to the merger, funded its operations by equity investments and loans from its founders, Drs. Olszewski and Gilligan, of approximately $354,000, funding from friends and family of approximately $188,500, a revolving credit facility and cash generated by gross profit from sales.

Herborium was historically a privately held company, owned primarily by Drs. Olszewski and Gilligan. In September 2006, Herborium completed a reverse merger with the publicly-owned Nevada corporation formerly named Pacific Magtron International Corp., now named Herborium Group, Inc. See “Company History” below for further details.

General

We provide unique, natural and complementary healthcare related products to consumers and healthcare professionals seeking alternative answers to the management of healthcare issues not currently met by standard Western medicine. Our products are botanical supplements comprised of unique herbal formulations. We select products that have a record of clinical efficacy and safety established in China; however, these products have not been evaluated according to standards of clinical efficacy and safety applicable to pharmaceutical products sold in the United States and other countries, and because these products are herbal-based, they are not recognized as pharmaceuticals by the Federal Drug Administration (the "FDA").

Our business model is based on:

•	owning and/or marketing unique products with established clinical history in their country of origin, and

•	a proactive approach to meeting the regulatory changes and challenges of the new healthcare marketplace.

Product Strategy

Our products address healthcare issues that many consumers do not believe are treated satisfactorily by conventional pharmaceuticals and, thus, satisfy niche market demands resulting from the gap between consumer’s healthcare issues and currently available treatment options. Our products are presently classified by the FDA as dietary supplements and are regulated by the Dietary Supplement Health and Education Act of 1994 ("DSHEA”).

We seek to distinguish our company from the marketers of traditional herbal supplements and vitamins, as well as those focused on traditional pharmaceuticals and "over-the-counter" drugs, by offering “bridge products,” which we define as botanical supplements with a record of clinical efficacy and safety established in the country of origin. To date our initial products have been tested in China. Our business model takes advantage of the newly emerging opportunities afforded by changing FDA perspectives with respect to botanical supplements. The present regulatory environment now encourages the performance of clinical studies of botanical supplements. Through clinical testing, we expect to confirm the positive outcomes initially demonstrated in China that will enable us to make claims about the efficacy of our products. Successful completion of clinical studies would allow advertising claims of “clinically proven” greatly enhancing our advertising campaigns and facilitating marketing efforts. To pursue clinical studies with respect to our products, we have developed preliminary collaborative relationships with proactive medical institutions, such as Johns Hopkins University, New York University Dermatological Clinic and Columbia Presbyterian Hospital in the U.S. and the Traditional Chinese Medicine Institute in Hong Kong. We will not be able to pursue any such clinical studies without adequate financing, and we presently have no commitments or understandings to receive such financing. We believe that if we are able to obtain sufficient financing to conduct such clinical studies in the U.S. we will have the opportunity to establish and maintain a differential advantage over our competitors through clinical validation and a proactive regulatory strategy.

We also believe that if we are able to obtain sufficient financing we can further enhance our differential advantage over our competitors by planning pharmaceutical grade quality control and quality assurance standards for our products.

We believe that if we obtain sufficient financing to pursue our objectives, our company should be poised to take advantage of the accelerating domestic and global interest in botanical and alternative therapies. The U.S. Department of Health and Human Services, National Center for Health Statistics, estimates that U.S. public spends between $36-$47 billion on “complementary and alternative” therapies (Complementary and Alternative Medicine Use Among Adults: United States, 2002 by Patricia M. Bames and Eve Powel-Griner; Advance Data No. 343, May 27, 2004). A survey conducted by the National Center for Complimentary and Alternative Medicine as a part of NHIS studies in 2002 reported that 49.8% of U.S. adults use various forms of alternative and complementary therapies, with 19% of adults using natural products including herbal medicines. In a recent national survey, 64% of doctors reported that they have recommended complementary therapies to their patients (New York, NY, September 7, 2005). Finally, during the closing weeks of the 105th Congress, Senator Tom Harkin, the ranking member of the U.S. Senate Appropriations Subcommittee, shared with his colleagues a report developed by the Institute for Alternative Futures. The document noted that at the present, complementary and alternative approaches to health and medicine are among the fastest growing aspects of health care, and that while in 1990, one-third of the U.S. population used some form of alternative approach to health care, by the year 2010 it is expected that at least two-thirds of the population will use some form of alternative health care approach.

Products on the Market

Following is a description of our products. Applicable regulatory requirements are described below under the caption Regulation.

AcnEase®, which we license under an exclusive world-wide license, is currently the only product that we have on the market. AcnEase® is a traditional Chinese herbal remedy composed of a proprietary blend of all natural substances. We market AcnEase® for improving conditions typically associated with acne and rosacea. Based on Chinese herbal therapy, AcnEase® seeks to address the cause of skin-related problems. According to traditional Chinese medicine, the ingredients in AcnEase® decrease “heat” in the body which, practitioners of traditional Chinese medicine believe, affect bodily functions, resulting in, among other things, gastrointestinal discomfort and skin blemishes. In Western terms, the ingredients comprising AcnEase® appear to decrease sebaceous gland secretions. AcnEase® does not simply address the external symptoms, as do topical solutions and antibiotics. AcnEase® is taken in tablet form.

AcnEase® is typically used by consumers suffering from acne and rosacea. Acne is a disease of the sebaceous hair follicles. The rapid growth of bacteria in combination with the accumulated sebum cause the follicle to enlarge and can result in a mild form of non-inflammatory acne, known as comedones. Acne may progress to inflammatory lesions that are red in color called papules, pustules and nodules. Nodules or cysts are the most advanced and severe form of acne. An estimated 50 million people (13 million adults) in the U.S. suffer from acne. Currently, the only FDA-approved drug to treat the causes of acne is accutane (isotretinoin). Accutane has many serious side effects, and physicians currently require that patients sign a consent form before prescribing this drug. People of all races and ages get acne. It is most common in adolescents and young adults. An estimated 80 percent of all people between the ages of 11 and 30 have acne outbreaks at some point. For most people, acne tends to go away by the time they reach their thirties; however, some people in their forties and fifties continue to have this skin problem (source: National Institute of Arthritis and Musculoskeletal and Skin Diseases http://www.niams.nih.gov/hi/topics/ acne/acne.htm#acne_d). Many of the over-the-counter acne products are topical, including benzoyl peroxide, and only address the overt clinical manifestation of acne. Side effects of topical agents may include dry and flaky skin, irritation, and redness. Prescription pharmaceutical products include broad-spectrum antibiotics, which non-specifically kill bacteria associated with acne. Systemic antibiotics, such as tetracycline and minocycline, are the mainstays of acne therapy. The use of systemic antibiotics for the treatment of acne is in disfavor with many physicians due to the development of resistant strains of bacteria. For severe, persistent cases of acne, Retin-A cream (tretinoin) and Accutane are often recommended. Both products are retinoid derivatives, are costly and have a multitude of side effects. Accutane is a known potent teratogen and strictly contraindicated in women not practicing a proven method of birth control. Recent information has also indicated that Accutane may induce depression. As a result, the FDA recommends that special caution be used when prescribing this medication to teenagers and may even consider more severe restrictions.

Rosacea is characterized by facial flushing due to dilatation of blood vessels that occurs in middle-aged men and women. According to the National Rosacea Society, approximately 14 million adults in the United States suffer from rosacea (http://www.rosacea.org/). The cause of rosacea is unknown. It affects adults who are typically in their 30s and 40s, especially those with fair-skin, blue eyes and of Celtic origin (http://www.niams.nih.gov/hi/topics/rosacea/rosacea.htm#ros_b). The standard therapy for rosacea involves the use of a systemic oral antibiotic, such as tetracycline, minocycline and erythromycin, in combination with a topical antibiotic gel. Isotretinoins, also known under the brand names Accutane or Roaccutane, are sometimes considered alternatives to oral antibiotics, especially in cases of papopustular rosacea. In 1989, Metronidazole was the first topical treatment approved for the treatment of rosacea and is used to reduce rosacea flare-ups once the disease is brought under control. If rosacea progresses to a severe stage, dilated blood vessels that become distended under the surface of the skin, known as telangiectasis, appear. Treatment options for telangiectasis are limited to corrective surgery or mixed light pulse therapy, known as Photoderm, which directs a series of light pulse to the dermal layer of the skin stimulating collagen synthesis and resulting in a thickening of the skin and decreasing the visible signs of rosacea.

Our product, AcnEase®, is a unique herbal supplement which has been shown in studies conducted in China to improve skin conditions associated with juvenile acne and adult acne and rosacea. AcnEase® has no known side effects unlike antibiotics or retinoid derived products.

Clinical trials of the efficacy of AcnEase® in patients with acne have been performed in China. In these trials, approximately 95% of the patients aged 15 to 30 responded to AcnEase®. In patients aged 31 to 45, the level of effectiveness was approximately 80%. Based on anecdotal experience in the U.S. market, AcnEase has proven to be especially effective in addressing skin conditions associated with cystic acne or androgen induced acne in women. In addition, AcnEase® has demonstrated a high satisfaction rate among our present and past customers in the U.S. and U.K. who number approximately 25,000. Over the last four years of operations, fewer than 5% of our customers have returned AcnEase®, which we back with a 100% guarantee. In clinical studies performed in China and according to customer surveys, users typically respond within 2-3 weeks of their first use of AcnEase® and become blemish-free within four to six weeks.

AcnEase® also has demonstrated efficacy in improving conditions associated with rosacea in studies conducted in China. Customers with symptoms of rosacea have been using AcnEase® since 2001. Responses from our customers show that 85% of our customers suffering from rosacea have experienced improvements in facial flushing, itchy gritty eyes, acne and gastric reflux.

In December 2004, AcnEase® was featured in New Generalist, a publication of the Royal College of Medicine of London. In July 2005, it was presented in Dermatology, an English language European journal of Dermatology as the only all natural acne therapeutic product. [Jack - please confirm with Agnes that there was nothing substantially negative in these reports ]

We selected AcnEase® as our business model prototype to demonstrate our ability to identify herbal-based products and bring them to the mainstream marketplace in the U.S. and U.K. We launched AcnEase® in 2001. For the last three fiscal years, AcnEase® contributed approximately 98% of our revenues. AcnEase® has demonstrated high brand recognition, consistently ranking in the top three acne products searched on Google and Yahoo.

Since 2001, we have been the exclusive worldwide distributor of AcnEase® under an existing license agreement. As these agreements do not explicitly set forth the extent of our exclusive rights with AcnEase®, our exclusivity rights may be subject to limitation or termination in the future.

Currently, we purchase AcnEase® manufactured on our behalf by our licensor, AH USA. Since 2004, AcnEase® tablets have been manufactured in the U.S.

Our business plan contemplates our future acquisition of the intellectual property rights related to AcnEase® including the formulation thereof, under an agreement with AH USA. In the event that we are able to purchase the formulation and other intellectual property rights relating to AcnEase®, AcnEase® would be manufactured in the U.S. on our behalf. In that event, all herbs for AcnEase® would be sourced from China using our contacts in Beijing. Such herbs would come from suppliers that practice cGAP (current Good Agricultural Practice) and the quality and identity confirmed by a herbalist/pharmacognocist. Routine quality control (QC) and identity tests would be performed on the raw materials. All extractions would initially be performed at audited facilities in China (PRC) or Hong Kong. The extracts would then be shipped to the U.S. where QC analysis and all final product manufacturing testing and release would be performed in contract labs. Packaging and labeling would also be performed using contract manufacturers.

Pipeline Products

We have a number of other products in varying stages of development for which we will need additional time and financing before introduction to the market. These products include:

AcnEase® Skin Management System: This series of products will include a cleanser, toner, moisturizer, mask and topical acne treatment product.

Sexual Health Products: Our sexual health series line includes all natural products that address selected sexual disorders resulting from cardiovascular disease, use of anti-depressants, surgical procedures and other problems.

Energy Restoration Products: These products will address overall depletion of energy due to competitive sports, high-level stress, extensive sexual activities, as well as other conditions that are physically demanding on a long-term or temporary basis.

Additional Products: We have also researched expanding our line to include additional products in the areas of liver disease (including liver damage due to Hepatitis and Cirrhosis), prostate health for benign prostate hyperplasia (BPH), women’s health for perimenopausal symptoms, cardiovascular concerns and diabetes. We do not expect to be able to develop these products and bring them to market until we have raised substantial financing.

Marketing and Distribution

We pursue a multi-channel marketing and distribution strategy using a strong brand-building approach and information-driven strategy. We maintain a visible Internet presence and foster partnerships with selected traditional and non-traditional health care providers, nutraceutical and supplement sales channels, as well as high quality consumer products and service providers in the U.S. and abroad.

We sell products in the U.S., the United Kingdom and Continental Europe. Our long term plans include expanding into the Indian, Chinese and Australian markets after sufficient financing is received by our company. In the U.K., we subcontract with a firm, State of Play LLC, which handles order fulfillment, marketing and customer services for our customers in the U.K. and European Union. We also maintain relationships with advisors in Beijing and Shanghai, PRC.

Manufacturing

We plan to become a fully-integrated company by establishing our own manufacturing and development capabilities at such time as we receive sufficient financing. If we obtain the rights to begin manufacturing our products, we intend to manufacture our products using contract manufacturing companies that are GMP compliant. Quality Control analysis will be contracted during the initial stages of development, though at an appropriate point in time QC may be taken in house. Currently, AcnEase® is manufactured for us by the licensor of the formula, and we outsource packaging functions for our products.

The state of the art for the processing and sourcing of many herbs still resides in Asia. Through our network, we have contacts that can oversee the manufacturing of select products in China. Samples and initial batches of one of our sexual health products have been made for us in China because the product is manufactured using proprietary process and enrichment steps, as well as raw materials that are sourced in China. Initial batches of certain of our sexual health and energy restoration products are currently manufactured in the United States through several contract manufacturers and we expect will continue to be made in the U.S. after we begin marketing the products. AcnEase® is also manufactured in the United States. Sourcing of the raw materials can be from several suppliers in either the United States or Asia.

Raw Materials

Raw materials for AcnEase® and one of our sexual health products are obtained from China. Raw materials can be obtained from several suppliers. We have an arrangement with Botanic Century in Beijing to work as an agent for the procurement of herbs and in some instances processing and testing of the raw materials. In addition, we retain CMM consultants (Oxford UK) to perform similar services. In the case of the sexual health product, it is not only the raw materials that are important but also the extraction and enrichment process that is proprietary. Final product manufacturing and release testing (QC) can eventually be performed in the United States following sourcing of the active ingredients in China. Raw materials for another of our sexual health products in the pipeline can be obtained from suppliers in the United States. All extractions are performed in the United States as is final production manufacturing packaging and labeling.

Intellectual Property

All of our existing and pipeline products are presently protected as trade secrets. Some of our products may qualify for patent protection that will involve the ingredients, ratios of ingredients, and specific fractions for extracts of ingredients and/or an extraction process.

The key method of protection for our products at the current time is through trade secrets relating to:

•    ingredients (content and amount),
•    part of plant used,
•    ratio of ingredients,
•    preparation and enrichment of ingredients, and
•    proprietary extraction procedures.

Most of these trade secrets are owned by our licensor and licensed to us. Therefore, we rely on our licensor to continue to adequately protect these trade secrets. We intend to source ingredients from different companies to make certain no single entity has a list of all ingredients. All subsequent processing is performed at separate factories. We believe trade secrets are the best method at this time to protect herbal based products.

Working Capital Items

We carry varying amounts of inventory. We do not extend payment terms to customers or provide wholesale customers any rights to return merchandise. Retail customers in the U.S. are provided with a 100% money-back guarantee; however, the rate of returns is de minimus.

Major Customers

Due to the fragmented market, we do not have any one customer that accounts for 10% or more of consolidated revenues.

Competition

Our direct corporate competitors are primarily nutraceutical companies, including specialty retailers, supermarkets, large chain discount retailers, drug store chains and independent drug stores, health food stores, on-line merchants, and mail order companies. Indirect competition also includes healthcare-focused online marketers. Some of our more prominent competitors include General Nutrition Centers, Inc., NBTY, Inc., Invite Health, Vitamin World and Vitamin Shoppe. The vast majority of products distributed by nutraceutical and herbal supplement companies are targeted towards dieting and weight management, body building supplementation, dietary or vitamin supplements and personal care products. These products represent the commodity approach to satisfying the markets needs and a selected few qualify as proprietary and unique formulations with intellectual property value. To our knowledge, no other botanical supplement targeting a specific health issue currently entertains national brand recognition. In addition, the herbaceutical sector is highly fragmented. We believe that the rudimentary stage of development for this sector, in conjunction with our superior products and pipeline, provides us an opportunity for growth, including acquisitions, and the ability to assume a leadership position in the sector in a relatively short period of time.

Regulation

We have determined that all of our existing and proposed products are dietary supplements as defined under federal statutes and regulations of the FDA. Neither nutritional supplements nor dietary supplements require FDA or other governmental approval prior to their marketing in the United States. No governmental agency or other third party makes a determination as to whether our products qualify as nutritional supplements, dietary supplements, or neither. We make this determination based on the ingredients contained in the products and the claims made for the products. The processing, formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies including the FDA, the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture and the Environmental Protection Agency. Our activities also are subject to regulation by various agencies of the states and localities in which its products are sold. We markets products that are covered under FDA regulations for Dietary Supplements.

Federal Food, Drug, and Cosmetic Act

The FDA, pursuant to the Federal Food, Drug, and Cosmetic Act (“FFDCA”), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements. The FDA has broad authority to enforce the provisions of the FFDCA applicable to foods and dietary supplements, which by definition is a sub-category of foods. The FDA’s powers include (i) issuing a public “Warning Letter” notifying a company that a product is not in compliance with FDA regulations, (ii) publicizing information about an illegal product, (iii) requesting a voluntary recall of an illegal product from the market, (iv) requesting the Department of Justice to initiate civil seizure and/or injunction actions, (v) seeking and receiving consumer redress, and (vi) initiating criminal proceedings in the U.S. federal courts.

Under the FFDCA, all labels and labeling claims must be truthful and non-misleading. As a general rule, advertising for dietary supplements is regulated by the FTC. Labeling for these products is regulated by the FDA. Nevertheless, the FDA takes the position that, in addition to the FTC, the FDA also has jurisdiction to review Internet websites and mail order catalogs as it considers these forms of media to be labeling. Moreover, the FDA has been known to review advertising for dietary supplements to help it determine the intended use of the product being advertised. Non-compliance with the FDA regulation could lead to, among other things, injunctions, product withdrawals, recalls, and product seizures.

Dietary Supplement Health and Education Act of 1994

Dietary Supplements is a classification of products resulting from the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA") in October 1994. Our dietary supplement products are subject to DSHEA. DSHEA amended and modified the application of certain provisions of the FFDCA as they relate to dietary supplements, and required the FDA to promulgate regulations consistent with DSHEA. The provisions of DSHEA are generally favorable to the dietary supplement industry and define dietary supplements and dietary ingredients; establish a new framework for assuring safety; outline guidelines for literature displayed where dietary supplements are sold; provide for the use of claims and nutritional support statements; require ingredient and nutrition labeling; and grant the FDA the authority to establish regulations concerning good manufacturing practices (“GMPs”).

DSHEA defines a dietary supplement to include any product (other than tobacco):

(i)
intended to supplement the diet that bears or contains one or more of a vitamin, mineral, herb or other botanical, amino acid, substance to supplement the diet by increasing the total dietary intake, or any concentrate, metabolite, constituent, extract, or combination of any such ingredient, provided that such product is either intended for ingestion in tablet, capsule, powder, soft gel, gelcap, or liquid droplet form, or

(ii)	if not intended to be ingested in such form, is not represented for use as a conventional food or as a sole item of a meal or the diet, and

(iii)	is labeled as a dietary supplement.

A dietary supplement, which contains an ingredient not on the market before October 15, 1994 (a “new dietary ingredient”) adulterates the product under the FFDCA unless there is evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe. The practical effect of such an expansive definition is to ensure that the new protections and requirements of DSHEA will apply to a wide class of products.

Under DSHEA, companies that manufacture and distribute dietary supplements are allowed to make any of the following four types of statements with regard to nutritional support on labeling without FDA approval:

(i)a statement that claims a benefit related to a classical nutrient deficiency disease if it discloses the prevalence of such disease in the United States;

(ii) a statement that describes the role of a nutrient or dietary ingredient intended to affect the structure or function of the body;

(iii) a statement that characterizes the documented mechanism by which a nutrient or dietary ingredient acts to maintain the structure or function; or

(iv) a statement that "describes general well-being" from consumption of a nutrient or dietary ingredient.

In addition to making sure that a statement meets one of these four criteria, a manufacturer of the dietary supplement must have substantiation that such statement is truthful and not misleading, must not claim to diagnose, mitigate, treat, cure, or prevent a specific disease or class of diseases, and for structure/function claims, must contain the following disclaimer, prominently displayed in boldface type: "This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease."

Under its authority granted by DSHEA, the FDA has proposed GMPs specifically for dietary supplements. These new GMPs, when finalized, will be more detailed than the GMPs that currently apply to dietary supplements and may, among other things, require dietary supplements to be prepared, packaged and held in compliance with certain rules (including quality control provisions) similar to the GMPs applicable to drugs. There can be no assurance that, if the FDA adopts GMPs for dietary supplements, we and/or our suppliers will be able to comply with the new rules without incurring substantial expenses that might have a material adverse effect on our consolidated financial position or results of operations.

As a formulator, distributor and marketer of dietary supplements, we are subject to the risk that one or more of the ingredients in our product may become subject to regulatory action in the future.

The Federal Trade Commission

The FTC exercises jurisdiction over the advertising of dietary supplements and foods and has the authority over both “deceptive” and “unfair” advertising and other marketing practices. In addition to its broad investigative powers, the FTC has the power to initiate administrative and judicial proceedings against a company and may also seek a temporary restraining order or preliminary injunction against a company pending the final determination of an action. The FTC’s remedies also include consumer redress, civil and criminal penalties.

Our advertising and sale of our dietary supplements is subject to regulation by the FTC under the Federal Trade Commission Act (the “FTCA”). The FTCA prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTCA provides dissemination or causing to be disseminated any false advertisement pertaining to drugs or foods (which would include dietary supplements) is an unfair or deceptive act or practice. Under the FTC’s “substantiation doctrine”, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to substantiate claims adequately may be considered a deceptive or unfair practice. Pursuant to this FTC requirement, we are required to have adequate substantiation for all advertising claims made for our products at the time such claims are made.

Research and Development

We limit the amount of expenditures relating to the development of new products through the use of co-licensing and co-development. We estimate that 30-35% of our revenues are spent annually on research and development expenditures.

Environmental Compliance

We are not aware of any administrative or other costs incurred which are directly related to compliance with environmental laws, and we have not experienced any other significant effect from the impact of environmental laws.

Company History

The Company was incorporated in the State of Delaware on June 4, 2002, and was the surviving entity following a merger of G.O. International, Inc. (“G.O.”), a New Jersey corporation, with and into the Company effective June 6, 2002.

On September 18, 2006, Herborium was acquired by Pacific Magtron International Corporation, Inc. (“PMIC”), a publicly traded Nevada Corporation, pursuant to a Merger Agreement and PMIC’s plan of reorganization in bankruptcy. The transaction was accomplished by the merger of a PMIC subsidiary into Herborium, with Herborium as the surviving corporation (the “Merger). Under the provisions of the Merger Agreement and the plan of reorganization, the stockholders of Herborium exchanged 100% of their common stock of the Company for an 85% of the post-Merger PMIC common stock. The previously outstanding common shares of PMIC were cancelled under the plan of reorganization, and one new share of the Company was issued in exchange for each cancelled shares held by all PMIC shareholders, other than its majority shareholder, Advanced Communications Technologies, Inc (“ACT”). A total of 11,454,300 shares were issued to the shareholders of ACT in exchange for the cancellation of the PMIC shares and ACT’s contribution of $50,000 to the bankruptcy. Shares of our common stock have been distributed to PMIC shareholders. Following this distribution, as well as certain other distributions that are included in the plan of reorganization, an aggregate of 108,567,080 shares of common stock of Herborium Group was issued and outstanding as of November 30, 2006. This number of shares was used in the calculation of net loss per share for the year ended November 30, 2005, presented on a retroactive basis.

Although PMIC is deemed the legal acquirer, we are deemed the accounting acquirer since generally accepted accounting principles require that the entity whose stockholders retain a majority interest in a combination be treated as the acquirer under purchase accounting rules. In connection with the merger, PMIC changed its name to Herborium Group, Inc. and adopted the fiscal year of Herborium Group, Inc. which is November 30.

Employees

We presently have one full-time employee whose principal responsibility is product order fulfillment. Dr. Olszewski, our President, Chief Executive Officer and Acting Chief Financial Officer does not currently devote her full time to us and will not do so until such time as we raise at least $1,250,000 in financing. Dr. Gilligan will assume full-time employment with us as our Co-President and Chief Operating Officer within six months after the date that we raise at least $2,500,000 in financing. Prior to such time, he will serve as a consultant to us.

Item 2. Description Of Property

Currently, we maintain our office at the home of our President and Chief Executive Officer, Dr. Olszewski, at 3 Oak Street, Teaneck, New Jersey 07666. Fulfillment and customer service are performed from space at 985 Carteret Ave. in Union, New Jersey, the home of Dr. Gilligan. We also rent warehouse space to house inventory in New Jersey.

Item 3. Legal Proceedings

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Part II

Item 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Price Range Of Common Stock

Our common stock is presently traded on the Over-the-Counter Bulletin Board under the symbol HBRM; PMIC was formerly traded on the Over-the-Counter Bulletin Board under the symbol PMICQ.OB. The following table shows the high and low sale prices for 2004, 2005 and 2006 in dollars per share as reported by the OTC Bulletin Board. These may not be the prices that you would sell or would pay to purchase a share of our common stock during the periods shown.

	High	Low
Fiscal Year Ended November 30, 2006*
Quarter Ended March 31, 2006	$0.03	$0.02
Quarter Ended June 30, 2006	0.05	0.02
Quarter Ended August 31, 2006	0.04	0.02
Quarter Ended November 30, 2006	0.06	0.02

Fiscal Year Ended December 31, 2005
First Quarter	$0.15	$0.05
Second Quarter	0.07	0.02
Third Quarter	0.06	0.03
Fourth Quarter	0.03	0.02

Fiscal Year Ended December 31, 2004
First Quarter	$0.15	$0.06
Second Quarter	0.07	0.04
Third Quarter	0.10	0.04
Fourth Quarter	0.15	0.04
* The initial Form 10-QSB for Herborium Group was filed for the quarter ended August 31, 2006. For purposes of reporting high and low sales prices in this item, we have changed from calendar quarters to our fiscal quarters.

The number of holders of record for our common stock immediately after giving effect to the merger was approximately 600.

Dividend Policy

We have not paid and have no plan to pay dividends on our common stock.

Recent Sales Of Unregistered Securities

In accordance with the PMIC plan of reorganization and in connection with the merger, we issued 6,580,762 shares of our common stock to the holders of PMIC common stock other than Advanced Communications Technologies. Inc. (“ACT”), including the former holders of PMIC’s 4% Series A Convertible Preferred Stock in exchange for their respective claims as existing shareholders of PMIC. The issuance of these shares of our common stock constituted an offer of securities within the purview of § 1145(a) of the Bankruptcy Code and, therefore, was not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), or state or local law. None of the recipients of these shares will be deemed an underwriter as specified in Section 1145(a) of the Bankruptcy Code.

In addition, under the PMIC plan of reorganization and in connection with the merger, we issued 7,454,300 shares of our common stock directly to the stockholders of ACT, partly in exchange for ACT’s claims and partly in exchange for the payment of $50,000 in cash by ACT. Further, 2,250,000 shares of our common stock are being held in escrow: 1,750,000 shares for Mr. Li and Ms. Lee pursuant to terms of a settlement agreement and 500,000 shares for certain unexpired common stock option and warrant grants. The issuance of shares of our common stock to stockholders of ACT constituted an offer of securities within the purview of § 1145(a) of the Bankruptcy Code and was not be subject to the registration requirements of the Securities Act or state or local law. None of the recipients of these shares will be deemed an underwriter as specified in Section 1145(a) of the Bankruptcy Code.

In connection with the merger, we issued 92,282,018 shares of our common stock to the stockholders of Herborium in exchange for all of the issued and outstanding common stock of Herborium. The issuance of these shares was made in reliance upon the exemption from the registration requirements of the Securities Act set forth in Rule 506 of Regulation D, promulgated under the Securities Act, and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. Accordingly, such shares are “restricted securities” and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements under the Securities Act.

Issuer Purchases of Equity Securities

We did not make any purchases of equity securities during the fiscal year ended November 30, 2006.

Item 6. Management’s Discussion And Analysis Or Plan Of Operation

The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties including the use of words such as "estimates," "expects," "anticipates," "believes," "intends," "will," "seek" and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, the Company's ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, competitive market conditions in the Company's existing lines of business and technological obsolescence, as well as other risks and uncertainties.

GENERAL

We provide unique, natural and complementary healthcare related products to consumers and healthcare professionals seeking alternative answers to the management of healthcare issues not currently met by standard Western medicine. Our products are botanical supplements comprised of unique herbal formulations. We select products that have a record of clinical efficacy and safety established in China; however, these products have not been evaluated according to standards of clinical efficacy and safety applicable to pharmaceutical products sold in the United States and other countries, and because these products are herbal-based, they are not recognized as pharmaceuticals by the Federal Drug Administration (the "FDA").

Our business model is based on:

• owning and/or marketing unique products with established clinical history in their country of origin, and

• a proactive approach to meeting the regulatory changes and challenges of the new healthcare marketplace.

SIGNIFICANT ACCOUNTING POLICIES

a. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Herborium, Inc. and Herborium.com, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

b. Cash and cash equivalents

The Company maintains its cash accounts in two commercial banks. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000 at each bank.

c. Inventory

Inventory, consisting of finished botanical therapeutic products, is stated the lower of cost or market and is valued on the first-in, first-out method. When net realizable value has fallen below cost, inventory is written down.

d. Shipping and handling costs

Shipping and handling costs associated with outbound freight amounted to approximated $46,000 and $53,000 for the years ended November 30, 2006 and 2005, respectively, and were charged to cost of sales.

e. Property and equipment

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets ranging from five to seven years.

Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the applicable cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or charged directly to income.

f. Advertising

It is the Company’s policy to expense advertising costs as they are incurred. Advertising expenses for the years ended November 30, 2006 and 2005 were approximately $199,000 and $192,000, respectively.

g. Estimates

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

h. Income taxes

Income tax expense includes current and deferred federal and state taxes arising from temporary differences between income for financial reporting and income tax purposes, as well as from the expected realization of net operating loss carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

i. Revenues

The Company recognizes revenue when inventory is shipped to its customers.

j. Loss per share

Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method, that could share in the earnings of an entity. During the fiscal years ended November 30, 2006 and 2005, the Company had no securities convertible into common stock that would, in any event, have been excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.

The number of shares used in the calculation of net loss per share for the year ended November 30, 2005, was presented on a retroactive basis as described in Note 1.

k. Fair value of financial instruments

The carrying amounts of the Company’s accounts payable, accrued expenses, credit cards payable, lines of credit payable, amounts payable to others and stockholders approximate fair value due to the relatively short period to maturity for these instruments.

l. Allowance for doubtful accounts

The Company makes judgments as to its ability to collect outstanding trade receivables and provides allowances, if deemed necessary, for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices.

m. Recent accounting pronouncements

On June 7, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, (“SFAS 154”).a replacement of APB Opinion No. 20, Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 has not had a material effect on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 - Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.

Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial position, results of operations and cash flows.

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS 109. FIN No. 48 provides a comprehensive model for the recognition, measurement and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. The Company adopted FIN No. 48 effective beginning on January 1, 2007. The adoption of this interpretation did not have an impact on the Company’s financial statements. The Company is currently evaluating the impact this interpretation may have on its future financial position, results of operations, earnings per share, or cash flows.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. Current practice allows for the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB 108 requires both methods to be used in evaluating materiality (“dual approach”). SAB No. 108 permits companies to initially apply its provisions either by (1) restating prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. There were no matters warranting the Company’s consideration under the provisions of SAB No. 108 and, therefore, it did not have an impact on the Company’s financial position, results of operations, net loss per share or cash flows.

FINANCIAL CONDITION

We had net losses of $339,757 and $105,243 during the years ended November 30, 2006 and 2005, respectively. As of November 30, 2006, we had cash and current assets of $4,649 and $84,397, respectively, and current liabilities of $841,242, with obligations aggregating $344,655 for trade creditors and accrued expenses, $134,126 for credit card obligations, $172,913 payable for line of credit obligations, $35,866 for amounts due to others and $153,682 for amounts due to stockholders. We have been operating at a loss since inception and have been funding these losses in a number of ways, including lines of credit, credit card debt, advances from stockholders and others and entering into subscription agreements with “friends and family” for investment funds. While we are actively seeking a substantial amount of equity or debt financing, we have received no commitments for such financing. Our working capital at November 30, 2006, is not sufficient to meet our working capital needs for the next twelve-month period and we will need to obtain additional financing from one or more of the sources described above, or an entirely new source.

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

As described above, we have merged into PMIC and thereby became a publicly traded corporation; however, we have not closed, nor obtained a commitment for, the financing that was originally contemplated to close contemporaneously with the closing of the merger. During the fiscal year ended November 30, 2006, revenue growth was adversely affected by the time and attention we devoted to the merger and related financing initiatives.

RELATED PARTY TRANSACTIONS

During the fiscal years ended November 30, 2006 and 2005, the Company's due to stockholders obligation increased by $24,927 and $46,858 to $153,682 and $128,755, respectively.

COMPARISON OF THE FISCAL YEAR ENDED NOVEMBER 30, 2006 TO THE FISCAL YEAR ENDED NOVEMBER 30, 2005

Overall Results of Operations

For the year ended November 30, 2006, we incurred a net loss of $339,757, an increase of $234,514 from the net loss of $105,243 for the comparable prior year period. The increase in net loss in the fiscal 2006 compared to fiscal 2005 period is principally attributable to an increase in general and administrative expenses, partially offset by an increase in gross profit.

Sales

Net sales for the year ended November 30, 2006 were $827,755 compared to $866,773 for the year ended November 30, 2005. The decrease of $39,018, or 4.5%, can be attributed to a decrease in sales of our principal product, AcnEase, in the United Kingdom (“UK”) due to a temporary leave of absence on the part of our local sales representative during the first three quarters of the current year. Sales for the three month period November 30, 2006 amounted to $259,060 compared to $245,438 for the year ago period.

Gross Profit

Gross profit increased to $531,890 for the year ended November 30, 2006 compared to $493,743 for the year ended November 30, 2005, or $38,147 and 7.7%, with gross margin increasing to 64.3% from 57% for the prior period. The increase in gross profit is attributable to the increase gross margin, which was caused by an improvement in the average selling price received for AcnEase due a change in the mix of distribution channels into which we sell.

Operating Expenses

Total operating expenses increased by $271,795, or 49.1%, to $825,899 for the year ended November 30, 2006, from $554,104 for the year ended November 30, 2005, principally attributable to an increase in selling and administrative expenses for officer salary expense accrued but not paid, an increase in legal, accounting and auditing fees attributable to our being a public company, partially offset by lower spending for website, travel and UK commission expenses.

Other Income (Expense)

Interest expense increased to $44,748 from $41,687 for the year ended November 30, 2006 as compared with the year ended November 30, 2005, or $3,061, due principally to an increase in credit card debt outstanding in the current year.

COMPARISON OF THE FISCAL YEAR ENDED NOVEMBER 30, 2005 TO THE FISCAL YEAR ENDED NOVEMBER 30, 2004

Overall Results of Operations

For the fiscal year ended November 30, 2005, we incurred a net loss of $105,243, a decrease of $186,469 from the net loss of $291,712 for the fiscal year ended November 30, 2004. The net loss for the fiscal year ended November 30, 2004 included a non-cash charge of $108,466 to set up a valuation allowance to offset 100% of a deferred tax asset. The decrease in net loss in fiscal 2005 compared to fiscal 2004 is also attributable to an increase in gross profit due to increased net sales and a decrease in operating expenses in the fiscal year ended November 30, 2005 compared to the earlier period.

Sales

Net sales for the fiscal year ended November 30, 2005 were $866,773 compared to $762,371 for the fiscal year ended November 30, 2004. The increase of $104,402, or 13.7%, can be attributed to an increase in the number of units sold of AcnEase.

Gross Profit

Gross profit increased to $493,743 for the fiscal year ended November 30, 2005 compared to $433,159 for the fiscal year ended November 30, 2004, or $60,584, with gross margin increasing slightly to 57.0% in the current period from 56.8% for the prior period.

Operating Expenses

Total operating expenses decreased to $554,104 for the fiscal year ended November 30, 2005, from $591,187 for the fiscal year ended November 30, 2004, or $37,083, principally attributable to decreases in marketing and promotion expenses of $48,787 and in product development expenses of $57,776, offset by an increase of $44,905 in commission, fulfillment and office expenses related to increased sales and business activities in the UK.

Other Income (Expense)

Interest expense increased to $41,687 from $22,884 for the fiscal year ended November 30, 2005 as compared with the fiscal year ended November 30, 2004, or $18,803, due principally to an increase in interest rates payable and in the level of credit card debt outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2006, we had a cash balance of $4,649 and a negative cash flow from operations of $24,093 for the year then ended. We have been operating at a loss since inception and have been funding these losses in a number of ways, including lines of credit, credit card debt, advances from stockholders and others and entering into subscription agreements with “friends and family” for investment funds. While we are actively seeking a substantial amount of equity or debt financing, we have received no commitments for such financing. Our working capital at November 30, 2006, is not sufficient to meet our working capital needs for the next twelve-month period and will need to obtain additional financing from one or more of the sources described above, or an entirely new source.

The Company has contractual obligations of $496,587 as of November 30, 2006. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations (as of November 30, 2006)
	Total	1 Year or Less	More Than 1 Year
Credit cards payable	$134,126	$134,126	$--
Lines of credit payable	172,913	172,913	--
Due to others	34,513	34,513
Due to stockholders	153,682	153,682	--
Other	1,353	1,353	--
Total Contractual Obligations	$496,587	$496,587	$--

Below is a discussion of our sources and uses of funds for the years ended November 30, 2006 and 2005.

Net Cash Used In Operating Activities

Net cash used in operating activities was $24,093 and $119,551 in the years ended November 30, 2006 and 2005, respectively. The use of cash in operating activities for the year ended November 30, 2006 was principally the result of a net loss of $339,757, partially offset by an increase of $307,803 in accounts payable and accrued expenses. The use of cash in operating activities for the year ended November 30, 2005 was principally the result of a net loss of $105,243, as well as an increase in inventory of $22,302 and a decrease in accounts payable and accrued expenses of $19,154.

Net Cash Used In Investing Activities

During the year ended November 30, 2006 and 2005, net cash used in investing activities consisted of $687 and $5,474, respectively, for the acquisition of property and equipment and $9,274 and $1,763, respectively, for the acquisition of other assets, principally trademark costs.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the year ended November 30, 2006 amounted to $38,521, principally attributable to an increase of $24,927 in amount due to stockholders, an increase in credit card debt payable of $12,796 and an increase of $11,863 in amounts due to others. Net cash provided by financing activities for the year ended November 30, 2005 amounted to $126,970, principally attributable to an increase of $46,858 in amount due to stockholders, as well as an increase of $61,236 in credit card debt payable.

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

We are a company with a limited history of operations, and do not expect to significantly increase ongoing revenues from operations in the immediately foreseeable future. To date, we have not been profitable. We had a net loss of $339,757 during the year ended November 30, 2006. Our losses have resulted principally from costs incurred in product development, including product testing and selection, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of AcnEase®, our product candidates are in research or various stages of development. For some of these products we will want to conduct additional research, development and clinical trials in order to improve our ability to advertise and differentiate these products from others in the market place. We cannot be sure that we will successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

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

We rely at present completely on trade secrets and contract law to protect our proprietary technology. There can be no assurance that any such contract will not be breached, or that if breached, it will have adequate remedies. Currently, all of our products are protected by trade secrets owned by our licensor and other third parties . We rely on such third parties to adequately protect such trade secrets. There can be no assurance that these third parties will protect and continue to hold the trade secrets relating to our products. Furthermore, there can be no assurance that any of these trade secrets will not become known or independently discovered by third parties.

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

Our non-US sales present special risks.

A subcontractor in London handles fulfillment and coordinates market development for our products in the U.K. and continental Europe. We anticipate that sales outside the U.S. will continue to account for a significant percentage of our product sales and we intend to continue to expand our presence in international markets. Non-US sales are subject to a number of special risks. For example:

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

Under applicable NASD Rules, if we are delinquent in our reporting obligations three times in a 24-month period and/or are actually removed from the OTC Bulletin Board for failure to file two times in a 24-month period, in each case, we would be ineligible for quotation on the OTC Bulletin Board for a period of one year. On April 5, 2006, we received notice from the OTC Bulletin Board that unless we cured our delinquency in filing the Annual Report on Form 10-K for the year ended December 31, 2005 prior to the expiration of the grace period (May 5, 2006), our common stock would be removed from the OTC Bulletin Board effective May 9, 2006. We cured this delinquency with the filing of our Annual Report on Form 10-K filed on May 1, 2006. On March 2, 2007, we received notice from the OTC Bulletin Board that unless we cured our delinquency in filing the Annual Report on Form 10-K for the year ended November 30, 2006 prior to the expiration of the grace period (April 2, 2007), our common stock would be removed from the OTC Bulletin Board effective April 3, 2007. We cured this delinquency with the filing of our Annual Report on Form 10-K filed on March 30, 2007. To date, we have been delinquent two times in the past 24-month period. Should quotation of our common stock on the OTC Bulletin Board or a similar facility cease for any reason, the liquidity of our common stock and our ability to raise equity capital would likely decrease.

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

Item 7. Financial Statements

The financial statements required by item 7 are included in this Annual Report on Form 10-KSB beginning on page F-1.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

On February 28, 2006, we dismissed Weinberg & Co., P.A. ("Weinberg") as the auditor for Pacific Magtron International Corp. Effective February 28, 2006, we engaged Berenson LLP ("Berenson"), subject to the U.S. Bankruptcy Court's approval, to serve as the independent public accountants to audit our consolidated financial statements for the calendar year ending December 31, 2005. Weinberg's report on our consolidated financial statements for the calendar year ended December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that Weinberg's report on our consolidated financial statements for the calendar year ended December 31, 2004 did contain a modification paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. During our past calendar years and the interim period through February 28, 2006, we had no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Weinberg's satisfaction, would have caused Weinberg to make reference to the subject matter of the disagreement in connection with its report. During our past calendar year and the interim period through February 28, 2006, Weinberg did not advise us of any of the matters specified in Item 304(a)(1)(B) of Regulation S-B. During our calendar year ended December 31, 2004, and the interim period through February 28, 2006, we have had no consultations with Berenson concerning: (a) the application of accounting principles to a specific transaction or the type of opinion that might be rendered on our financial statements as to which we received oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or (b) any disagreements, as defined in Item 304(a)(1) of Regulation S-K. The appointment of Berenson as independent public accountants was recommended and unanimously approved by our Board of Directors.

Item 8A. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

As of November 30, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in §240.13a-15(e) or 240.15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the November 30, 2006 fiscal year, our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic reports that are filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) during our fourth fiscal quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

Not applicable.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the names of our directors and executive officers, their ages and the positions they currently hold. Each such person became an officer and/or director of the company immediately after the closing of the merger. The positions that Drs. Olszewski and Gilligan held with Herborium prior to the merger are described in the biographical information set forth below.

Name	Age	Position

Dr. Agnes P. Olszewski	50	President, Chief Executive Officer, Chief Financial Officer and Director

Dr. James P. Gilligan	55	Consultant and Director

Max G. Ansbacher	70	Director

Wayne I. Danson	53	Director

Dr. Agnes Olszewski. Dr. Olszewski is a co-founder of Herborium, Inc. and has served as co-Chief Executive Officer and President Business Development and director of Herborium, Inc. since its inception in 2000. She was appointed as our Chief Executive Officer, Acting Chief Financial Officer and director concurrently with the closing of the merger. In addition, concurrently with the closing of the merger, she was appointed director of our subsidiary Herborium. Until such time as we receive a minimum of $1,250,000 of financing, Dr. Olszewski will not devote her full time to our company, and will continue to engage in her activities as a professor. Dr. Olszewski has over 20 years experience in business strategy, strategic marketing management and international business. She holds M.A. in Consumer Psychology and Ph.D. degrees from Warsaw University, Poland, and an M.B.A. degree from Fordham University, New York City. Dr. Olszewski has been a consultant and a team leader on strategic management and competitive marketing strategies for leading American corporations, as well as foreign companies and institutions. In her capacity as an international consultant, she had lead multicultural negotiations and managed diverse teams of professionals. She has also been responsible for developing and implementing business and marketing strategies in the United States and foreign markets. After the collapse of communism in Central Europe, Dr. Olszewski formed A&T Global Marketing Inc., one of the first consulting firms in the U.S. focusing on the transfer of western management and financial know-how into transitional economies. A&T Global Marketing was also involved in advising American corporations on entry strategies into the emerging markets of Europe and Asia. Dr. Olszewski has successfully led the efforts to form Joint Ventures in Poland, China and France. She was President and Chief Executive Officer of G.O. International, Inc., which she co-founded with Dr. James P. Gilligan, a consulting firm specializing in business strategies for pharmaceutical industry and global technology transfer. G.O. International merged with Herborium, Inc. in June 2002.

Dr. James P. Gilligan. Dr. Gilligan is a co-founder of Herborium, Inc. and has served co-Chief Executive Officer and President Product Development and director of Herborium, Inc. since its inception in 2000. He was appointed as our director and as a director of our subsidiary Herborium concurrently with the closing of the merger. He is currently providing consulting services to us and has agreed to serve on a full-time basis as our President and Chief Operating Officer within six months after we receive a minimum of $2,500,000 of financing. He has over 25 years experience in the pharmaceutical and biotechnology industry. He received his Ph.D. in Pharmacology and Toxicology from the University of Connecticut, during which time he completed a special research fellowship at the Cleveland Clinic Atherosclerosis Research Unit. He performed his post-doctoral training at the Roche Institute of Molecular Biology. Dr. Gilligan is author or co-author of 15 U.S. patents, as well as multiple PCT patents and the author of numerous scientific publications. He also received a M.S. in International Business from Seton Hall University. Dr. Gilligan is Vice President of Product Development at Unigene Laboratories Inc. Fairfield, NJ, a biopharmaceutical company. He was a founding member of Unigene in 1981 and participated in the design of its R&D facility in 1983 and the cGMP biotechnology manufacturing facility in 1993. His responsibilities have included coordination of all U.S. and international pre-clinical research, toxicology, and regulatory filings as well as design and management of clinical studies.

Max G. Ansbacher. Mr. Ansbacher was appointed as our director and as a director of our subsidiary Herborium concurrently with the closing of the merger. He is the principal of Ansbacher Investment Management, a management firm concentrating in sophisticated options strategies. The firm currently manages over $158 million. Prior to founding his firm, Mr. Ansbacher managed options accounts for the investment banking firm Bear Stearns. He is the author of three books on investing and his book The New Options Market is one of the all-time best selling books on exchange traded options. Mr. Ansbacher is a graduate of Phillips Exeter Academy, the University of Vermont and Yale law school. He also holds an advanced degree in tax law from New York University, and is a member of the bar in New York, Vermont and the District of Columbia.

Wayne I. Danson.  Mr. Danson was appointed as our director and as a director of our subsidiary Herborium.com concurrently with the closing of the merger. Prior to the merger, Mr. Danson served as Chief Executive Officer and as a director of LW. Mr. Danson has served as the Chief Financial Officer of Advanced Communications Technologies, Inc. since December 1, 1999 and was appointed a director on January 3, 2000, President on April 30, 2002 and Chief Executive Officer on June 7, 2005. Mr. Danson is the Managing Director and Founder of Danson Partners, LLC, a financial advisory firm specializing in middle market companies in the real estate and technology industries. Prior to forming Danson Partners, LLC in May 1999, Mr. Danson was Managing Director of PricewaterhouseCoopers LLP's Real Estate Capital Markets Group. Prior to rejoining PricewaterhouseCoopers in 1996, Mr. Danson was a Managing Tax Partner with Kenneth Leventhal & Company in New York and Washington D.C., where he was also Kenneth Leventhal's National Director of its International and Debt Restructure Tax Practices. Prior to his involvement with Kenneth Leventhal in 1988, Mr. Danson was a Managing Director with Wolper Ross & Co., Ltd. in New York, a closely-held financial services company specializing in financial tax, pension consulting, designing financial instruments and providing venture capital and investment banking services. Mr. Danson graduated with honors from Bernard M. Baruch College with a B.B.A. in Accounting and an M.B.A. in Taxation. He is a certified public accountant and a member of the AICPA and the New York State Society of CPAs.

Concurrently with the closing of the merger, the sole director of PMIC, John E. Donahue, resigned from the Board of Directors, and Martin Nielson and Anthony Lee resigned their respective positions as PMIC’s Chief Executive Officer and Chief Financial Officer. Upon the closing of the merger, in accordance with the plans of reorganization of PMIC and LW, Dr. Agnes P. Olszewski, Dr. James P. Gilligan, Wayne I. Danson and Max G. Ansbacher became members of our Board of Directors.

We intend to obtain an additional board member who is “independent” as determined in accordance with the applicable requirements of The Nasdaq Stock Market LLC and other applicable rules and regulations of the Securities and Exchange Commission. While we have had discussions with potential candidates, we had no active candidates at the time of filing of this report. All directors will hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen to become our directors or executive officers.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person has been involved in any legal proceeding during the past five years that is required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Board Committees

We do not have an Audit Committee, and therefore have not determined whether we have an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. We also do not have a nominating committee. The functions of such committees are performed by the entire board. The Company’s difficulty in obtaining independent directors has prevented it from forming an audit committee. The Company believes that due to the small size of the Board, no separate nominating committee is necessary

Other Significant Employees

Corporate Governance

In March 2007, we established a Code of Business Conduct and Ethics (the "Code"), applicable to all of our employees, including our principal executive, accounting and financial officers, which states that we are committed to the highest standards of legal and ethical conduct. This Code sets forth our policies with respect to the way we conduct ourselves individually and operate our business. The provisions of this Code are designed to deter wrongdoing and to promote honest and ethical conduct among our employees, officers and directors. The Code is attached as an exhibit to this report. We will satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding certain amendments to, or waivers of, any provision of our Code by posting such information on our corporate website. We will provide a copy of the Code, without charge, upon request. You may request a copy of the Code by writing to the Company’s corporate office located at 3 Oak Street, Teaneck, NJ 07666.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange requires that our directors and executive officers and any persons who own more than ten percent of our common stock file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file. As of the fiscal year ending November 30, 2006, Form 3 reports were not timely filed by James P. Gilligan and Max G. Ansbacher, directors of the Company.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid by PMIC to its Chief Executive Officer, Martin Nielson, during each of PMIC’s last two fiscal years ended December 31, 2004 and 2005. Mr. Nielson resigned as President of PMIC on July 19, 2006 and resigned as Chief Executive Officer effective on September 18, 2006. At the end of PMIC’s last completed fiscal year, PMIC did not have any executive officer whose total annual salary and bonus exceeded $100,000.

The following also table sets forth the compensation Herborium paid to Drs. Agnes P. Olszewski and James P. Gilligan, its co-Chief Executive Officers and Presidents, during Herborium’s last three fiscal years ended November 30, 2004, 2005 and 2006. Dr. Olszewski became our Chief Executive Officer and Acting Chief Financial Officer on September 18, 2006, following the merger. On that date, Dr. Gilligan entered into a consulting agreement with us. At the end of Herborium’s last completed fiscal year, Herborium did not have any executive officer whose total annual salary and bonus exceeded $100,000.

Summary Compensation Table

Annual Compensation
	Fiscal				Other Annual
Name and Principal Position	Year	Salary		Bonus	Compensation(1)

Martin Nielson Former Chief Executive of PMIC	2006 2005 2004	$ $ $	41,833 41,250 0	—	—
Dr. Agnes P. Olszewski Chief Executive Officer and Acting Chief Financial Officer; Former co-CEO/President of Herborium	2006* 2005 2004	$ $ $	81,250 0 0	—	—
Dr. James P. Gilligan Consultant Former co-CEO/President of Herborium	2006* 2005 2004	$ $ $	63,889 0 0	—	—

* Such compensation has been accrued but not paid.

(1) None of our executive officers received personal benefits or perquisites in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

Option Grants in Last Fiscal Year

No options were granted to any of the individuals named in the Summary Compensation Table during fiscal year 2006.

Aggregated Option Exercises in Fiscal 20065 and FY-End Option Values

None of the individuals named in the Summary Compensation Table held any options to purchase our common stock or the common stock of Herborium, Inc. as of November 30, 2006.

Long Term Incentive Plans

On January 19, 2007, the Board of Directors approved the 2007 Stock Plan to provide (i) designated employees of the Company and its subsidiaries, (ii) certain consultants and advisors who perform services for the Company or its subsidiaries and (iii) non-employee members of the Board of Directors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock..

Equity Compensation Plan Information

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	None	$	N/A	None
Equity compensation plans not approved by security holders (1)	None	$	N/A	20,000,000
Total	None	$	N/A	20,000,000

(1)	Securities are issuable pursuant to the Company’s 2007 Stock Plan.

Director Compensation

Our directors do not receive any cash compensation for their service on the Board of Directors. Our directors are reimbursed for actual out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board of Directors.

Employment Agreements

Agreement with Dr. Agnes P. Olszewski

On September 18, 2006 we entered into an employment agreement with Dr. Olszewski who will serve as President, Chief Executive Officer and Acting Chief Financial Officer until such time as we hire a controller or Chief Financial Officer. Dr. Olszewski has the position of Chairman of the Board of Directors. The employment agreement provides for an initial four-year term of employment, with an addition twelve-month extension at Dr. Olszewski’s option. Under the agreement, Dr. Olszewski is not required to work full-time until such time as we have received debt or equity financing in an aggregate of amount of $1,250,000 or more. Until we obtain such amount of financing, Dr. Olszewski will receive 75% of her base salary. Her annual base salary is $200,000 with a bonus equal to (i) for the first three years, 5% of EBITDA (as defined in the agreement) and (ii) thereafter 5% of Net Income before bonus (as defined in the agreement). She will be eligible for an additional bonus ranging from $75,000 to $200,000 in the event that our Pre-Tax Income for a fiscal year exceeds that of the prior fiscal year by 150% or more. Under the employment agreement,. Dr. Olszewski will be an eligible participant under one or more stock option plans adopted by us. Dr. Olszewski will be subject to non-competition provisions during the term of the agreement or until September 30, 2012 in the event that she extends the agreement for the additional twelve month period. Dr. Olszewski’s employment may be terminated in the event of extended disability or incapacity or a “For Cause Event” as defined in the agreement. Dr. Olszewski may terminate her employment voluntarily with 180 days prior written notice, upon our material breach of the agreement with 10 days prior written notice and upon a “Change of Control” as defined in the agreement upon 90 days prior written notice. In the event of her termination, Dr. Olszewski or her beneficiary, as the case may be, will have the right to receive all accrued but unpaid base salary. In the event of her death, her termination based on a material breach by us or our termination of her for any reason other than a For Cause Event, she will be entitled to receive $600,000. In the event of her termination for or after a Change of Control, she will be entitled to receive an amount equal to the product of her base salary multiplied by 2.99. After (i) the expiration of the term (including an extension of one year by Dr. Olszewski) or (ii) her voluntary termination of the employment agreement, Dr. Olszewski may, at her or our option in the case of clause (i) or at our option in the case of clause (ii), act as a consultant to us for one year and receive compensation equal to 50% of her base salary.

Agreement with Dr. James P. Gilligan

On September 18, 2006 we entered into a consulting and employment agreement with Dr. Gilligan who will serve as co-President and Chief Operating Officer. The agreement provides for an initial term of employment expiring on September 20, 2011, with an addition twelve-month extension at Dr. Gilligan’s option. Under the agreement, Dr. Gilligan’s employment will not commence until six months after we have received debt or equity financing in the aggregate amount of $2,500,000, and until such date, Dr. Gilligan will serve as a consultant to us at an hourly rate of $120.00 per hour and will be permitted to continue his full-time employment elsewhere. Upon his full-time employment, his annual base salary will be $200,000 with a bonus equal to (i) for the first three years, 5% of EBITDA (as defined in the agreement) and (ii) thereafter 5% of Net Income before bonus (as defined in the agreement. He will be eligible for an additional bonus ranging from $75,000 to $200,000 in the event that our Pre-Tax Income for a fiscal year exceeds that of the prior fiscal year by 150% or more. Under the employment agreement, Dr. Gilligan will be an eligible participant under one or more stock option plans adopted by us. Dr. Gilligan will be subject to non-competition provisions during the term of the agreement or until September 30, 2012 in the event that he extends the agreement for the additional twelve-month period. Dr. Gilligan’s employment may be terminated in the event of extended disability or incapacity or a “For Cause Event” as defined in the agreement. Dr. Gilligan may terminate his employment voluntarily with 180 days prior written notice, upon our material breach of the agreement with 10 days prior written notice and upon a “Change of Control” as defined in the agreement upon 90 days prior written notice. In the event of his termination, Dr. Gilligan or his beneficiary, as the case may be, will have the right to receive all accrued but unpaid base salary. In the event of his death, his termination based on a material breach by us or our termination of him for any reason other than a For Cause Event, he will be entitled to receive $600,000. In the event that his employment is terminated for or after a Change of Control, he will be entitled to receive an amount equal to the product of his base salary multiplied by 2.99. After (i) the expiration of the term (including an extension of one year by Dr. Gilligan) or (ii) his voluntary termination of the employment agreement, Dr. Gilligan may, at his or our option in the case of clause (i) or at our option in the case of clause (ii), act as a consultant to us for one year and receive compensation equal to 50% of his base salary.

 Compensation Committee Interlocks and Insider Participation

We do not currently have a Compensation Committee. Instead the entire Board of Directors makes executive officer compensation decisions. Prior to the merger, Herborium, Inc. had no compensation committee. See Certain Relationships and Related Transactions below for more information about related party transactions involving Drs. Olszewski and Gilligan.

 Compensation Of Directors

Our directors did not receive any cash or stock compensation for their services as a director in fiscal 2006, but were reimbursed for all of their out-of-pocket expenses incurred in connection with the rendering of services as a director.

Item 11. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table contains information about the beneficial ownership of our common stock as of March 21, 2007 for:

•	any person, who at November 30, 2006 owned more than five percent (5%) of our common stock;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table in Part III - Item 10. Executive Compensation of this Annual Report on Form 10-KSB; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 114,067,080 shares of common stock outstanding as of March 21, 2007.

	Common Stock (1)
Name and Address of Stockholder	Amount and Nature of Beneficial Ownership(2)	Percent of Class (2)

Directors and Officers
Dr. Agnes P. Olszewski Herborium Group, Inc. 3 Oak Street Teaneck, New Jersey 07666	44,811,063(3)	39.3%
Dr. James P. Gilligan 985 Carteret Ave Union, New Jersey 07083	42,992,563(4))	37.7%
Max G. Ansbacher 515 Madison Avenue, 29th Floor New York, NY 10022	434,268	* %
Wayne I. Danson 420 Lexington Avenue, Suite 2739 New York, NY 10170	347,373(5)	* %

All Directors and Officers as a Group	88,585,267	77.7%

* Less than 1 percent
(1)	The holders of common stock are entitled to one vote per share.
(2)
The number of shares of common stock and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act, and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of November 30, 2006.

(3)	Includes 515,693 shares of common stock held by Dr. Olszewksi’s son who resides in the same household.
(4)	Includes 434,268 shares of common stock held by Dr. Gilligan’s son who resides in the same household.
(5)	Mr. Danson’s shares were received as a distribution as a shareholder of Advanced Communications Technologies, Inc - See “Description of Business - Company History.”

Item 12. Certain Relationships and Related Transactions

Financing of Herborium’s operations has been provided by equity investments amounting $200,000 and loans amounting to $153,682 as of November 30, 2006 from our founders, Drs. Olszewski and Gilligan, and funding from friends and family of approximately $188,500 as of November 30, 2006. The loans from founders are unsecured demand loans that do not bear interest. The funding from friends and family was received pursuant to subscription agreements entered into in fiscal 2001 through 2005 in connection with a contemplated private placement of equity securities. Under the terms of the subscription agreements, the type of equity security to be issued to the investors will be determined through negotiation with the principal investors in the private placement, and the price to be paid by the investors will be the same as the principal investors in the financing. The number of shares to be received by each investor will be a function of the amount of capital raised from, and the price per share paid by, the principal investors. The subscription agreements do not have an expiration date; no provisions for interest payments; nor the manner of the form of the warrants in the event the private placement is to be in the form of debt.

Item 13. Exhibits

Exhibit No.	Description
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

2.3
Agreement and Plan of Merger, dated as of September 18, 2006, by and among Pacific Magtron International Corp., LiveWarehouse, Inc. and Herborium, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on September 22, 2006)

3(i)
Second Amended and Restated Articles of Incorporation of Pacific Magtron International Corp. (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on September 22, 2006)

3(ii)	Amended and Restated Bylaws of Pacific Magtron International Corp. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on September 22, 2006)
10.1
Order Approving Settlement Agreement and Mutual Settlement Agreement and Release (incorporated by reference to Exhibit 10.1 to Pacific Magtron International Corp.’s Current Report on Form 8-K filed on August 16, 2006).

10.2
Employment Agreement dated as of September 18, 2006 between Pacific Magtron International Corp. and Dr. Agnes P. Olszewski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2006)

10.3
Employment Agreement dated as of September 18, 2006 between Pacific Magtron International Corp. and Dr. James P. Gilligan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2006)

14	Code of Ethics
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited Financial Statements of Herborium, Inc. for the fiscal years ended November 30, 2004 and 2005
99.2	Unaudited Financial Statements of Herborium, Inc. for the six-month interim period ended May 31, 2006
99.3	Consolidated Financial Statements of Herborium Group. Inc. as of November 30, 2006

Item 14. Principal Accountant Fees and Services

Audit Fees

Our independent auditor, Berenson LLP, has billed us (a) $44,789 and $0 in the fiscal years ended November 30, 2006 and 2005 for the audit of the Company’s annual consolidated financial statements and for the review of the Company’s Form 10-KSB, (b) a total of $10,069 and $0 in the fiscal years ended November 30, 2006 and 2005 for the review of our consolidated financial statements included in the Company’s Forms 10-QSB for the quarter ended August 31, 2006 and of our consolidated financial statements for the six months ended May 31, 2006 included in the Company’s Form 8-K.

Audit-Related Fees

Our independent auditor, Berenson LLP, has billed us $5,984 and $0 in the fiscal years ended November 30, 2006 and 2005 for the audit-related services.

Tax Fees

No fees were billed in each of the last two fiscal years for professional services rendered by our independent auditors, Berenson LLP, for tax compliance, tax advice and tax planning services.

All Other Fees

Other than the services described above, no other fees were billed by our independent auditors for the fiscal; years ended November 30, 2006 and 2005.

Policy For Pre-Approval Of Audit And Non-Audit Services

Our Company has not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, our Company does not require approval in advance of the performance of professional services to be provided to our Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Herborium Group, Inc.

By: /s/ Agnes P. Olszewski
Name: Agnes P. Olszewski
Title: President, Chief Executive Officer, and Chief Financial Officer
Date: March 29, 2007

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Agnes P. Olszewski
Agnes P. Olszewski	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) and Director	March 29, 2007

/s/ James P. Gilligan	Consultant and Director	March 29, 2007
James P. Gilligan

/s/ Max G. Ansbacher
Max G. Ansbacher	Director	March 29, 2007

/s/ Wayne I. Danson
Wayne I. Danson	Director	March 29, 2007

EXHIBIT INDEX
Exhibit No.	Description
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

2.3
Agreement and Plan of Merger, dated as of September 18, 2006, by and among Pacific Magtron International Corp., LiveWarehouse, Inc. and Herborium, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on September 22, 2006)

3(i)
Second Amended and Restated Articles of Incorporation of Pacific Magtron International Corp. (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on September 22, 2006)

3(ii)	Amended and Restated Bylaws of Pacific Magtron International Corp. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on September 22, 2006)
10.1
Order Approving Settlement Agreement and Mutual Settlement Agreement and Release (incorporated by reference to Exhibit 10.1 to Pacific Magtron International Corp.’s Current Report on Form 8-K filed on August 16, 2006).

10.2
Employment Agreement dated as of September 18, 2006 between Pacific Magtron International Corp. and Dr. Agnes P. Olszewski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2006)

10.3
Employment Agreement dated as of September 18, 2006 between Pacific Magtron International Corp. and Dr. James P. Gilligan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2006)

14	Code of Ethics
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited Financial Statements of Herborium, Inc. for the fiscal years ended November 30, 2004 and 2005
99.2	Unaudited Financial Statements of Herborium, Inc. for the six-month interim period ended May 31, 2006
99.3	Consolidated Financial Statements of Herborium Group. Inc. as of November 30, 2006

Herborium Group, Inc.
Consolidated Financial Statements
As Of November 30, 2006

HERBORIUM GROUP, INC.

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1-F1a

CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2006 AND 2005	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2006 AND 2005	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED NOVEMBER 30, 2006 AND 2005	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED NOVEMBER 30, 2006 AND 2005	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F6 - F-21

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Herborium Group, Inc.

We have audited the accompanying consolidated balance sheets of Herborium Group, Inc. (the “Company”) as of November 30, 2006 and 2005, and the related consolidated statements of operations and accumulated deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Herborium Group, Inc. as of November 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses of $339,757 and $105,243 for the years ended November 30, 2006 and 2005, respectively, and had working capital deficiencies of $756,845 and $408,974 as of November 30, 2006 and 2005, respectively. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berenson, LLP

New York, NY
January 30, 2007

HERBORIUM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	November 30,
	2006	2005
ASSETS
Current assets:
Cash	$4,649	$182
Accounts receivable	5,416	23,266
Inventory	73,890	56,740
Prepaid expenses and other current assets	442	2,528
Total Current Assets	84,397	82,716
Property and equipment, net of accumulated depreciation	6,170	8,459
Other assets, net of accumulated amortization	27,728	20,553
Total Other Assets	33,898	29,012
TOTAL ASSETS	$118,295	$111,728

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$344,655	$36,852
Credit cards payable	134,126	121,330
Lines of credit payable	172,913	179,463
Due to others	34,513	22,650
Current portion of long-term debt	1,353	2,640
Due to stockholders	153,682	128,755
Total Current Liabilities	841,242	491,690
Long-term debt, net of current portion	-	3,228
TOTAL LIABILITIES	841,242	494,918
Commitments and contingencies
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 108,567,080 shares issued and outstanding	20,000	20,000
Common stock subscribed; no shares issued and outstanding	188,500	188,500
Additional paid-in capital	180,000	180,000
Accumulated deficit	(1,111,447)	(771,690)
Total Stockholders’ Deficiency	(722,947)	(383,190)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$118,295	$111,728

The accompanying notes are an integral part of the consolidated financial statements.

HERBORIUM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended November 30,
	2006	2005

NET SALES	$827,755	$866,773
COST OF SALES	295,865	373,030
GROSS PROFIT	531,890	493,743

OPERATING EXPENSES
Marketing and selling	332,883	315,217
General and administrative	493,016	238,887
TOTAL OPERATING EXPENSES	825,899	554,104

Loss from operations	(294,009)	(60,361)

OTHER EXPENSE
Interest expense	(44,748)	(41,687)
TOTAL OTHER EXPENSE	(44,748)	(41,687)

LOSS BEFORE PROVISION FOR INCOME TAXES	(338,757)	(102,048)

Provision for income taxes	1,000	3,195

NET LOSS	$(339,757)	$(105,243)

Basic and diluted loss per share	$-	$-

Weighted average number of shares outstanding during the year - basic and dilutive	108,567,080	108,567,080

The accompanying notes are an integral part of the consolidated financial statements.

HERBORIUM GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIENCY

	Common Stock		Common Stock Subscribed		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total
BALANCE, DECEMBER 1, 2004	108,567,080	$20,000	-	$166,000	$180,000	$(666,447)	$(300,447)
Common stock subscribed	-	-	-	22,500	-	-	22,500
Net loss for the period	-	-	-	-	-	(105,243)	(105,243)
BALANCE, NOVEMBER 30, 2005	108,567,080	20,000	-	188,500	180,000	(771,690)	(383,190)
Net loss for the period	-	-	-	-	-	(339,757)	(339,757)
BALANCE, NOVEMBER 30, 2006	108,567,080	$20,000	-	$188,500	$180,000	$(1,111,447)	$(722,947)

The accompanying notes are an integral part of the consolidated financial statements.

HERBORIUM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended November 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(339,757)	$(105,243)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock subscribed in exchange for services	-	7,500
Depreciation and amortization	5,075	5,485
Loss on disposal of equipment	-	2,576
Changes in assets (increase) decrease:
Accounts receivable	17,850	(22,302)
Inventory	(17,150)	11,810
Prepaid expenses and other assets	2,086	(223)
Changes in liabilities increase (decrease):
Accounts payable and accrued expenses	307,803	(19,154)
Net cash used by operating activities	(24,093)	(119,551)

Cash flows used by investing activities:
Purchase of equipment	(687)	(5,474)
Purchase of amortizable assets	(9,274)	(1,763)
Net cash used by investing activities	(9,961)	(7,237)

Cash flows from financing activities:
Proceeds from common stock subscribed	-	15,000
Proceeds from (repayments of) lines of credit	(6,550)	6,277
Repayments of long-term debt	(4,515)	(2,401)
Increase in due to others	11,863	-
Increase in due to stockholders	24,927	46,858
Increase in credit card payable	12,796	61,236
Net cash provided by financing activities	38,521	126,970

Net increase in cash	4,467	182
Cash, beginning of year	182	-

Cash, end of year	$4,649	$182

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$1,637	$1,766
Interest	43,824	41,944

Supplemental disclosure on noncash financing activities:
Stock subscriptions issued in exchange for services rendered	$-	$7,500

The accompanying notes are an integral part of the consolidated financial statements.

HERBORIUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

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

On September 18, 2006, Herborium was acquired by with Pacific Magtron International Corporation, Inc. (“PMIC”), a publicly traded Nevada Corporation, pursuant to a Merger Agreement and PMIC’s plan of reorganization in bankruptcy. The transaction was accomplished by the merger of a PMIC subsidiary into Herborium, with Herborium as the surviving corporation (the “Merger). Under the provisions of the Merger Agreement and the plan of reorganization, the stockholders of Herborium exchanged 100% of their common stock of the Company for an 85% of the post-Merger PMIC common stock. The previously outstanding common shares of PMIC were cancelled under the plan of reorganization, and one new share of the Company was issued in exchange for each cancelled shares held by all PMIC shareholders, other than its majority shareholder, Advanced Communications Technologies, Inc (“ACT”). A total of 11,454,300 shares were issued to the shareholders of ACT in exchange for the cancellation of the PMIC shares and ACT’s contribution of $50,000 to the bankruptcy. Shares of our common stock have been distributed to PMIC shareholders. Following this distribution, as well as certain other distributions that are included in the plan of reorganization, an aggregate of 108,567,080 shares of common stock of Herborium Group was issued and outstanding as of November 30, 2006. This number of shares was used in calculations of net loss per share for all periods presented on a retroactive basis.

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

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $339,757 and $105,243 for the years ended November 30, 2006 and 2005, respectively. The Company had a working capital deficiency of $756,244 and $408,974 as of November 30, 2006 and 2005, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management is pursuing additional capital and debt financing and acquisition of profitable businesses. However, there is no assurance that these efforts will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

a. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Herborium, Inc. and Herborium.com, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

b. Cash and cash equivalents

The Company maintains its cash accounts in two commercial banks. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000 at each bank.

c. Inventory

Inventory, consisting of finished botanical therapeutic products, is stated the lower of cost or market and is valued on the first-in, first-out method. When net realizable value has fallen below cost, inventory is written down.

d. Shipping and handling costs

Shipping and handling costs associated with outbound freight amounted to approximated $46,000 and $53,000 for the years ended November 30, 2006 and 2005, respectively, and were charged to cost of sales.

e. Property and equipment

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets ranging from five to seven years.

Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the applicable cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or charged directly to income.

f. Advertising

It is the Company’s policy to expense advertising costs as they are incurred. Advertising expenses for the years ended November 30, 2006 and 2005 were approximately $199,000 and $192,000, respectively.

g. Estimates

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

h. Income taxes

Income tax expense includes current and deferred federal and state taxes arising from temporary differences between income for financial reporting and income tax purposes, as well as from the expected realization of net operating loss carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

i. Revenues

The Company recognizes revenue when inventory is shipped to its customers.

j. Loss per share

Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method, that could share in the earnings of an entity. During the fiscal years ended November 30, 2006 and 2005, the Company had no securities convertible into common stock that would, in any event, have been excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.

The number of shares used in the calculation of net loss per share for the year ended November 30, 2005, was presented on a retroactive basis as described in Note 1.

k. Fair value of financial instruments

The carrying amounts of the Company’s accounts payable, accrued expenses, credit cards payable, lines of credit payable, amounts payable to others and stockholders approximate fair value due to the relatively short period to maturity for these instruments.

l. Allowance for doubtful accounts

The Company makes judgments as to its ability to collect outstanding trade receivables and provides allowances, if deemed necessary, for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices.

m. Recent accounting pronouncements

On June 7, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, (“SFAS 154”).a replacement of APB Opinion No. 20, Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 has not had a material effect on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 - Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.

Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial position, results of operations and cash flows.

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS 109. FIN No. 48 provides a comprehensive model for the recognition, measurement and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. The Company adopted FIN No. 48 effective beginning on January 1, 2007. The adoption of this interpretation did not have an impact on the Company’s financial statements. The Company is currently evaluating the impact this interpretation may have on its future financial position, results of operations, earnings per share, or cash flows.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. Current practice allows for the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB 108 requires both methods to be used in evaluating materiality (“dual approach”). SAB No. 108 permits companies to initially apply its provisions either by (1) restating prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. There were no matters warranting the Company’s consideration under the provisions of SAB No. 108 and, therefore, it did not have an impact on the Company’s financial position, results of operations, net loss per share or cash flows.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2005	2004

Machinery and equipment	$25,185	$24,498
Less: accumulated depreciation	(19,015)	(16,039)

	$6,170	$8,459

Depreciation expense amounted to $2,976 and $3,613 for the years ended November 30, 2006 and 2005, respectively.

4. OTHER ASSETS

Other assets consist of:

	2005	2004

Organization costs	$506	$506
Trademarks	34,491	25,217
Less: accumulated amortization	(7,269)	(5,170)

	$27,728	$20,553

Amortization expense amounted to $2,099 and $1,872 for the years ended November 30, 2006 and 2005, respectively.

5. RELATED PARTIES

Due to stockholders consist of unsecured demand loans to the Company with no specified terms, including the payment of interest, and, accordingly, this liability is included in current liabilities and no interest expense has been accrued. Repayment is not expected until such time as the Company has adequate funds available.

6. MAJOR SUPPLIER

The Company purchased approximately 90% of its inventory from AH USA, its major supplier for the years ended November 30, 2006 and 2005. The Company is party to into an agreement with AH USA, owner of an acne product of which the Company, as licensee, is the exclusive worldwide distributor. Negotiations between the Company and AH USA are ongoing to acquire the intellectual property rights to the product.

7. LINES OF CREDIT

The Company has entered into four revolving line of credit agreements with commercial banks. The credit agreements provide for aggregate borrowings of up to $187,500 and are payable on demand with no maturity dates set forth in the loan agreements. Borrowings under these facilities bear interest at rates ranging from prime plus 1.25% to 14%.

8. STOCKHOLDERS’ DEFICIENCY

a. Stock issued in merger

In June 2002, the Company issued 300 shares of common stock to the former stockholders of G.O. pursuant to the terms of the merger transaction. As part of the merger agreement, all the assets and liabilities of G.O. were assumed by the Company as the accounting acquirer.

b. Proceeds from subscription agreements

As of November 30, 2006 and 2005, the Company has received $188,500 from investors pursuant to subscription agreements entered into in fiscal 2001 through 2005 in connection with a contemplated private placement of equity securities. Under the terms of the subscription agreements, the type of equity security to be issued to the investors will be determined through negotiation with the principal investors in the private placement, and the price to be paid by the investors will be the same as the principal investors in the financing. The number of shares to be received by each investor will be a function of the amount of capital raised from, and the price per share paid by, the principal investors.

The subscription agreements do not have an expiration date; no provisions for interest payments; nor the manner of the form of the warrants in the event the private placement is to be in the form of debt.

Additionally, given that a private placement did not occur prior to certain deadlines, each investor is entitled to be granted a warrant to purchase additional shares in the equity security issued in the private placement, generally in an amount equal to the number of shares purchased under the subscription agreement at an exercise price equal to the closing price per share of the private placement.

c. Stock incentive awards

Commencing in fiscal 2002, the Company awarded to certain employees, consultants and advisors restricted common stock awards as incentive compensation. The Company has no formal plan with respect thereto. Under the terms of the individual stock award agreements, the number of shares to be received by each individual will be determined based on the terms of the aforementioned contemplated private placement. The awarded shares will vest immediately upon issuance within 90 days following the closing of financing for a minimum of $1 million, and will have piggyback registration rights. For the years ended November 30, 2006 and 2005, the expense recorded for such awards amounted to $0 and $7,500, respectively. The aggregate amount of all of these awards was $63,000 as of November 30, 2006 and 2005.

9. INCOME TAXES

The Company has tax net operating loss carryforwards at November 30, 2006 of approximately $1.1 million expiring through 2024. Due to the merger (note 1), the amount of carryforwards available to offset future taxable income is subject to limitation. The recorded deferred tax asset, representing the expected benefit from the future realization of net operating losses, net of a 100% valuation allowance, was $-0-.

Income tax expense consists of the following:

	2006	2005

Federal tax expense	$-	$-
State tax expense	1,000	3,195
	1,000	3,195

Deferred tax expense	-	-

	$1,000	$3,195

10. COMMITMENTS AND CONTINGENCIES

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

11. SEGMENT INFORMATION

The Company applies Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”. For the fiscal years ended November 30, 2006 and 2005, the Company primarily operated in one segment - botanical therapeutics, with sales of AcnEase representing substantially all of the Company’s revenue.

12. SUBSEQUENT EVENTS

On January 19, 2007, Board of Directors of the Company approved the Herborium Group, Inc. 2007 Stock Plan (“Plan”) which provides for a maximum aggregate of 20 million shares of common stock to be issued upon grants of restricted stock or upon exercise of options granted under the Plan, as compensation and incentive to eligible employees, directors, consultants and advisors. On January 26, 2007, the Company filed Registration Statement on Form S-8 with the Securities and Exchange Commission to in connection with the Plan. On January 1, 2007, the Company entered into a two-year Consulting Agreement with an individual and in consideration of the services to be provided pursuant to the Financial Consulting Agreement, the Company agreed to initially issue up to 9 million shares of the Company’s common stock pursuant and subject to the Plan, and when so issued, such shares shall be validly issued, fully paid and non-assessable, of which 7.5 million shares will vest immediately, with 5.5 million shares being issued immediately. The remaining shares will vest over the term of the Consulting Agreement, and, in the event certain transactions are consummated up to an additional 3 million shares could be issued per terms of the Consulting Agreement.