Form 10QSB
period 2007-02-28
HERBORIUM
filed 2007-04-18
CIK 1077050

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended February 28, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE EXCHANGE ACT OF 1934

Commission File Number 000-25277

HERBORIUM GROUP, INC.
(Exact Name Of Small Business Issuer As Specified In Its Charter)

Nevada
(State Or Other Jurisdiction Of
Incorporation Or Organization)

88-0353141
(I.R.S. Employer Identification No.)

3 Oak Street, Teaneck, NJ 07666
(Address Of Principal Executive Offices)

(201) 836-2424
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

As of April 11, 2007, there were 114,067,080 shares of the registrant's common stock, par value $.001 per share, issued and outstanding.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

Transmittal Small Business Disclosure Format (Check One):
Yes ☐ No ☒

HERBORIUM GROUP, INC.
INDEX TO FORM 10-QSB

 PART I-FINANCIAL STATEMENTS

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of February 28, 2007 (Unaudited) and November 30, 2006

Condensed Consolidated Statements of Operations for the Three Months Ended February 28, 2007 and 2006 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended February 28, 2007 and 2006 (Unaudited)

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the Three Months Ended February 28, 2007 (Unaudited)

Notes to Condensed Consolidated Financial Statements as of February 28, 2007 (Unaudited)

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation

ITEM 3.	Controls and Procedures

 PART II-OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

ITEM 6.	Exhibits

In this report, the terms the “Company”, “we”, “our” and “us” refer to Herborium Group, Inc., a Nevada corporation.

i

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

ii

HERBORIUM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February, 28, 2007	November 30, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,973	$4,649
Accounts receivable	4,112	5,416
Inventory	80,884	73,890
Prepaid expenses and other current assets	398	442
Total current assets	87,367	84,397

Property and equipment, net of accumulated depreciation of $19,500; $19,015-2006	5,685	6,170
Other assets, net of accumulated amortization of $7,817; $7,269-2006	29,180	27,728

TOTAL ASSETS	$122,232	$118,295
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$410,639	$344,655
Credit cards payable	136,628	134,126
Lines of credit payable	171,123	172,913
Due to others	33,856	34,513
Current portion of long-term debt	1,200	1,353
Due to stockholders	148,902	153,682
Total current liabilities	902,348	841,242

Stockholders’ deficiency:
Common stock, $0.001 par value; 500,000,000 shares authorized, 114,067,080 shares issued and outstanding (108,567,080 - November 30, 2006)	25,500	20,000
Common stock subscribed; no shares issued and outstanding	188,500	188,500
Additional paid-in capital	624,500	180,000
Deferred compensation	(412,500)	-
Accumulated deficit	(1,206,116)	(1,111,447)
Total stockholders’ deficiency	(780,116)	(722,947)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$122,232	$118,295

See accompanying notes to condensed consolidated financial statements

HERBORIUM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended February 28,
	2007	2006

NET SALES	$215,359	$163,213
COST OF SALES	76,005	71,455
GROSS PROFIT	139,354	91,758

OPERATING EXPENSES
Marketing and selling	75,715	76,898
General and administrative	146,834	63,861
TOTAL OPERATING EXPENSES	222,549	140,759

LOSS FROM OPERATIONS	(83,195)	(49,001)

Interest expense	10,694	10,809

LOSS BEFORE PROVISION FOR INCOME TAXES	(93,889)	(59,810)

Provision for income taxes	780	500

NET LOSS	$(94,669)	$(60,310)
Net loss per share, basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding - basic and diluted	110,522,636	108,567,080

See accompanying notes to condensed consolidated financial statements

HERBORIUM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months ended February 28,
	2007	2006
	(Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(94,669)	$(60,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,033	668
Amortization of deferred compensation	37,500	-
Changes in assets (increase) decrease:
Accounts receivable	1,304	18,865
Inventory	(6,994)	4,455
Prepaid expenses and other current assets	44	1,408
Changes in liabilities increase (decrease):
Accounts payable and accrued expenses	65,984	25,615
Net cash provided by (used in) operating activities	4,202	(9,299)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of amortizable assets	(2,000)	(2,747)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayment of lines of credit	(1,790)	(255)
Proceeds from (repayment of) debt	(153)	3,735
Decrease in other loans	(657)	(2,481)
Increase in credit card payable	2,502	2,849
Increase (decrease) in due to stockholders	(4,780)	11,194
Net cash provided by (used in) financing activities	(4,878)	15,042

NET INCREASE (DECREASE) IN CASH	(2,676)	2,996
CASH, BEGINNING OF PERIOD	4,649	182

CASH, END OF PERIOD	$1,973	$3,178

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	10 562	10,650

Supplemental disclosure of non-cash information:
During the three months ended February 28, 2007, the Company issued 5,500,000 shares of common stock and agreed to issue 3,500,000 shares of common stock valued at $450,000 for professional services.

See accompanying notes to condensed consolidated financial statements

HERBORIUM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007
(UNAUDITED)

	Common Stock		Common Stock Subscribed		Additional Paid in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

BALANCE, DECEMBER 1, 2006	108,567,080	$20,000	-	$188,500	$180,000	$-	($1,111,447)	($722,947)

Common stock issued/to be issued to consultant for services	5,500,000	5,500	-	-	444,500	(412,500)	-	37,500

Net loss for the period	-	-	-	-	-	-	(94,669)	(94,669)

BALANCE, FEBRUARY 28, 2007	114,067,080	$25,500	-	$188,500	$624,500	$(412,500)	($1,206116)	($780,116)

See accompanying notes to condensed consolidated financial statements

HERBORIUM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2007
(UNAUDITED)

NOTE 1.	ORGANIZATION AND NATURE OF BUSINESS

Herborium, Inc., (the “Company”) was incorporated in the State of Delaware on June 4, 2002, and is the surviving entity following a merger of G.O. International, Inc., a New Jersey corporation, with and into the Company effective June 6, 2002. The Company provides unique, natural and complementary healthcare related products to consumers and healthcare professionals seeking alternative answers to the management of healthcare issues not currently met by standard Western medicine. Its products are botanical supplements comprised of unique herbal formulations, referred to as botanical therapeutics, that have a record of clinical efficacy and safety established in China; however, these products have not been evaluated according to standards of clinical efficacy and safety applicable to pharmaceutical products sold in the United States and other countries, and because these products are herbal-based, they are not recognized as pharmaceuticals by the Federal Drug Administration (the "FDA"). The Company’s business model is based on (i) owning and/or marketing unique products with established clinical history in their country of origin, and (ii) a proactive approach to meeting the regulatory changes and challenges of the new healthcare marketplace. Historically, substantially all of the Company’s revenue has been derived from the sale of AcnEase through its corporate website.

On September 18, 2006, Herborium was acquired by Pacific Magtron International Corporation, Inc. (“PMIC”), a publicly traded Nevada Corporation, pursuant to a Merger Agreement and PMIC’s plan of reorganization in bankruptcy. The transaction was accomplished by the merger of a PMIC subsidiary into Herborium, with Herborium as the surviving corporation (the “Merger). Under the provisions of the Merger Agreement and the plan of reorganization, the stockholders of Herborium exchanged 100% of their common stock of the Company for 85% of the post-Merger PMIC common stock. The previously outstanding common shares of PMIC were cancelled under the plan of reorganization, and one new share of the Company was issued in exchange for each cancelled shares held by all PMIC shareholders, other than its majority shareholder, Advanced Communications Technologies, Inc (“ACT”). A total of 11,454,300 shares were issued to the shareholders of ACT in exchange for the cancellation of the PMIC shares and ACT’s contribution of $50,000 to the bankruptcy. Shares of our common stock have been distributed to PMIC shareholders. Following this distribution, as well as certain other distributions that are included in the plan of reorganization, an aggregate of 108,567,080 shares of common stock of Herborium Group was issued and outstanding as of November 30, 2006. This number of shares was used in calculations of net loss per share for all periods presented on a retroactive basis.

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

NOTE 2.	BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $94,669 for the three months ended February 28, 2007 and $339,757 for the year ended November 30, 2006. The Company had a working capital deficiency of $814,981 and $756,845 as of February 28, 2007 and November 30, 2006, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management is pursuing additional capital and debt financing and acquisition of profitable businesses. However, there is no assurance that these efforts will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HERBORIUM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2007
(UNAUDITED)

b. Principles of consolidation

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

c. Interim condensed consolidated financial statements

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations, and cash flows of the Company. These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company’s consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s audited financial statements for the fiscal year ended November 30, 2006, and are not necessarily indicative of the results to be expected for the full year.

d. Cash and cash equivalents

The Company maintains its cash accounts in two commercial banks. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000 at each bank.

e. Inventory

Inventory, consisting of finished botanical therapeutic products, is stated at the lower of cost or market and is valued on the first-in, first-out method. When net realizable value has fallen below cost, inventory is written down.

f. Shipping and handling costs

Shipping and handling costs associated with outbound freight are charged to cost of sales.

g. Property and equipment

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

h. Advertising

It is the Company’s policy to expense advertising costs as they are incurred.

i. Income taxes

Income tax expense includes current and deferred federal and state taxes arising from temporary differences between income for financial reporting and income tax purposes, as well as from the expected realization of net operating loss carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

HERBORIUM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2007
(UNAUDITED)

j. Revenue

The Company recognizes revenue when inventory is shipped to its customers.

k. Loss per share

Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method, that could share in the earnings of an entity. During the three months ended February 28, 2007 and 2006, the Company had no securities convertible into common stock that would, in any event, have been excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.

The number of shares used in the calculation of net loss per share for the three months ended February 28, 2006, was presented on a retroactive basis as described in Note 1.

l. Fair value of financial instruments

The carrying amounts of the Company’s accounts payable, accrued expenses, credit cards payable, lines of credit payable, amounts payable to others and stockholders approximate fair value due to the relatively short period to maturity for these instruments.

m. Allowance for doubtful accounts

The Company makes judgments as to its ability to collect outstanding trade receivables and provides allowances, if deemed necessary, for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices.

n. Recent accounting pronouncements

On June 7, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, (“SFAS 154”). A replacement of APB Opinion No. 20, Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 has not had a material effect on the Company’s financial position, results of operations, or cash flows.

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

HERBORIUM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2007
(UNAUDITED)

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial position, results of operations and cash flows.

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109. FIN No. 48 provides a comprehensive model for the recognition, measurement and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact this interpretation may have on its future financial position, results of operations, earnings per share, or cash flows.

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

NOTE 3.	DUE TO STOCKHOLDERS

For the three months ended February 28, 2007 and 2006, the amount due to stockholders, which consists of unsecured demand loans to the Company with no specified terms, increased (decreased) by $(4,780) and $11,194, respectively.

NOTE 4.	STOCKHOLDERS’ DEFICIENCY

On January 19, 2007, Board of Directors of the Company approved the Herborium Group, Inc. 2007 Stock Plan (“Plan”) which provides for a maximum aggregate of 20 million shares of common stock to be issued upon grants of restricted stock or upon exercise of options granted under the Plan, as compensation and incentive to eligible employees, directors, consultants and advisors. On January 26, 2007, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission in connection with the Plan. On January 1, 2007, the Company entered into a two-year Consulting Agreement with an individual and in consideration of the services to be provided pursuant to the Financial Consulting Agreement, the Company agreed to initially issue up to 9 million shares of the Company’s common stock pursuant and subject to the Plan, and when so issued, such shares shall be validly issued, fully paid and non-assessable, of which 7.5 million shares will vest immediately, with 5.5 million shares being issued immediately. The remaining shares will vest over the term of the Consulting Agreement, and, in the event certain transactions are consummated, up to an additional 3 million shares could be issued per terms of the Consulting Agreement. The shares issued and yet to be issued have been valued at $.05 per share based on the market value on the date granted for an aggregate cost of $450,000, which cost will be expensed over the period of the agreement. Accordingly, an expense charge of $37,500 was recorded during the three months ended February 28, 2007.

HERBORIUM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2007
(UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management's discussion and analysis of certain significant factors that will or have affected our financial condition and results of operations. The discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report and included in the Company’s Form 10-KSB for the year ended November 30, 2006. In addition to historical information, the following discussion and other parts of this quarterly report contain words such as “may,” "estimates," "expects," "anticipates," "believes," “plan,” "grow," "will," “could,” "seek," “continue,” “future,” “goal,” “scheduled” and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, the Company's ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, and competitive market conditions in the Company's existing lines of business, as well as other risks and uncertainties. See “Risk Related To Our Business” and “Risks Related To Our Stock” below.

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

FINANCIAL CONDITION

We had net losses of $94,669 during the three months ended February 28, 2007 and $339,757 during the year ended November 30, 2006. As of February 28, 2007, we had cash and current assets of $1,973 and $87,367, respectively, and current liabilities of $902,348, with obligations aggregating $410,639 for trade creditors and accrued expenses, $136,628 for credit card obligations, $171,123 payable for line of credit obligations, $33,856 for amounts due to others and $148,902 for amounts due to stockholders. We have been operating at a loss since inception and have been funding these losses in a number of ways, including lines of credit, credit card debt, advances from stockholders and others and entering into subscription agreements with “friends and family” for investment funds. While we are actively seeking a substantial amount of equity or debt financing, we have received no commitments for such financing. Our working capital at February 28, 2007 is not sufficient to meet our working capital needs for the next twelve-month period and we will need to obtain additional financing from one or more of the sources described above, or an entirely new source.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our fiscal 2006 and 2005 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems by generating sufficient operating profits to provide additional working capital. Our ability to obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described above, we merged into and with PMIC and became a publicly traded corporation; however, we have not closed, nor obtained a commitment for, the financing that was originally contemplated to close contemporaneously with the closing of the merger. As a result of this lack of funding, a condition unfavorably impacting us since inception, revenue and profitability have not increased as we believe would have otherwise been the case. Without sufficient financing, we have not been able to (i) acquire ownership of several products, particularly the intellectual property rights to and formulation of, our principal product, AcnEase®, (ii) market and promote our products, (iii) conduct certain clinical trials that would further such marketing and promotional activities and (iv) hire additional employees.

RELATED PARTY TRANSACTIONS

During the three months ended February 28, 2007, the Company's due to stockholders decreased by to $4,780.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2007 TO THE THREE MONTHS ENDED FEBRUARY 28, 2006

Summary Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the three months ended February 28, 2007 and 2006:

	2007	2006

Net sales	100.0%	100.0%
Cost of sales	35.3	43.8
Gross profit	64.7	56.2
Operating expenses	103.3	86.2
Loss from operations before other expense	(38.6)	(30.0)
Other expense	(5.0)	(6.6)
Provision for income taxes	(0.4)	(0.3)
Net loss	(44.0)%	(36.9)%
.
Sales

Net sales for the three months ended February 28, 2007 were $215,359 compared to $163,213 for the three months ended February 28, 2006. The increase of $52,146, or 31.9%, can be attributed to an increase in sales of AcnEase in both the United States and in the United Kingdom due to increased awareness of this product resulting from web-based promotion activities and general product awareness as more consumers use the product for treatment of acne.

Gross Profit

Gross profit increased to $139,354 for the three months ended February 28, 2007 compared to $91,758 for the three months ended February 28, 2006, an increase of $47,596 or 51.9%, with gross margin increasing to 64.7% from 56.2% for the periods. The increase in gross profit is attributable to both the increase in net sales and the higher realized gross margin. This improvement in gross margin is a result of an improvement that commenced in late fiscal 2006 in the average selling price received for AcnEase due to a change in the mix of distribution channels into which we sell.

Operating Expenses

Total operating expenses increased by $81,789, or 58.1%, to $222,549 for the three months ended February 28, 2007, from $140,759 for the three months ended February 28, 2006, principally attributable to an increase in payroll expenses of $33,114 for officer salary expense accrued but not paid and an increase in non-cash professional fees of $37,500.

Other Income (Expense)

Interest expense decreased to $10,694 from $10,809 for the three months ended February 28, 2007 as compared with the three months ended February 28, 2006, or a minor $115, as interest rates and debt outstanding were relatively constant during both periods.

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

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2007, we had a cash balance of $1,973 and a negative cash flow from operations of $4,202 for the three-month period then ended. We have been operating at a loss since inception and have been funding these losses in a number of ways, including lines of credit, credit card debt, advances from stockholders and entering into subscription agreements with “friends and family” for investment funds. While we are actively seeking a substantial amount of equity or debt financing, we have received no commitments for such financing. Our working capital at February 28, 2007, is not sufficient to meet our working capital needs for the next twelve-month period and we will need to obtain additional financing from one or more of the sources described above, or an entirely new source.

The Company has contractual obligations of $491,709 as of February 28, 2007. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations
	(as of February 28, 2007)
	Total	1 Year or Less	More Than 1 Year

Credit Cards payable	$136,628	$136,628	$--
Lines of Credit Payable	171,123	171,123	--
Due to Stockholders	148,902	148,902	--
Other	35,056	35,056	--
Total Contractual Obligations	$491,709	$491,709	$--

_____________________________

Below is a discussion of our sources and uses of funds for the three months ended February 28, 2007 and 2006.

Net Cash Provided By (Used In) Operating Activities

Net cash provided by (used in) operating activities was $4,202 and $(9,299) in the three months ended February 28, 2007 and 2006, respectively. Cash provided by operating activities for the three months ended February 28, 2007 was principally the result of a net loss of $94,669 offset by an increase in accounts payable and accrued expenses of $65,985 and non-cash expenses of 38,533. The use of cash in operating activities for the three months ended February 28, 2006 was principally the result of a net loss of $60,310, partially offset by a decrease in inventory of $16,300,

Net Cash Used In Investing Activities

During the three months ended February 28, 2007 and 2006, net cash used in investing activities consisted of $2,000 and $2,747, respectively, for the acquisition of other assets, principally expenditures for trademarks.

Net Cash Provided By (Used In) Financing Activities

Net cash used in financing activities for the three months ended February 28, 2007 amounted to $4,878, principally attributable to a decrease of $4,780 in amount due to stockholders. Net cash provided by financing activities for the three months ended February 28, 2006 amounted to $15,042, principally attributable to an increase of $11,194 in amount due to stockholders.

Stock Issuance and Stock Plan

On January 1, 2007, we entered into a two-year consulting agreement with an individual and in consideration of the financial consulting services to be provided under this agreement, we agreed to initially issue up to nine million shares of our common stock pursuant and subject to the Herborium Group, Inc. 2007 Stock Plan (the “Plan”). Of these shares, 7.5 million shares vested immediately, and we have issued 5.5 million shares. The remaining shares will vest over the term of the consulting agreement. In addition, in the event certain transactions are consummated, up to an additional three million shares could be issued per terms of the agreement. The shares issued and yet to be issued have been valued at $.05 per share based on the market value on the date granted for an aggregate cost of $450,000, which cost will be expensed over the period of the agreement. Accordingly, we recorded an expense charge of $37,500 during the three months ended February 28, 2007.

Our Board of Directors approved the Plan on January 19, 2007. The Plan provides for a maximum aggregate of 20 million shares of common stock to be issued upon grants of restricted stock or upon exercise of options granted under the Plan, as compensation and incentive to eligible employees, directors, consultants and advisors. On January 26, 2007, we filed Registration Statement on Form S-8 with the Securities and Exchange Commission to in connection with the Plan

RISK FACTORS

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

Risks Relating to Our Business

We have a history of losses, and will incur additional losses.

We are a company with a limited history of operations, and do not expect to significantly increase ongoing revenues from operations in the immediately foreseeable future. To date, we have not been profitable. We had a net loss of $94,669 during the three months ended February 28, 2007 and $339,757 for the year ended November 30, 2006. Our losses have resulted principally from costs incurred in product development, including product testing and selection, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

We have expended and will continue to expend substantial funds in the research, development, marketing and clinical testing of our herbaceutical supplements. In addition, we will require funds in excess of our existing cash resources to fund operating deficits, develop new products, purchase additional rights to existing products, establish and expand our manufacturing capabilities, and finance general and administrative and research activities. In particular, we will need additional capital to:

• acquire intellectual property rights relating to AcnEase® and other products;

• conduct clinical trials and fund marketing and new product launches;

• establish U.S. manufacturing capabilities; and

• fund general working capital requirements if we continue to experience deficits.

Due to market conditions, or due to our own financial condition, it is possible that we will be unable to obtain additional funding as and when we need it. Even if we are able to obtain capital, it may be on unfavorable terms or terms that excessively dilute existing shareholders or otherwise negatively affect the interests of existing shareholders. If we are unable to obtain additional funding as and when needed, we could be forced to delay our development, marketing and expansion efforts and, if we continue to experience losses, potentially cease operations.

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

Our results of operations may be affected by changing resale prices or market requirements for dietary supplements, some of which are priced on a commodity basis. Sales prices, and market demand for, these materials can be volatile due to numerous factors beyond our control, which may cause significant variability in its period-to-period results of operations.

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

Risks Related to Our Stock

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

Certain of our directors and our current executive officer own or control approximately 78% of our outstanding voting power. Accordingly, these stockholders, individually and as a group, will be able to influence the outcome of stockholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as a sale of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of us.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of February 28, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Controls

During the three months ended February 28, 2007, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3(ii)	Amended and Restated Bylaws of Pacific Magtron International Corp. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on September 22, 2006)
31	Rule 13a-14(a) Certification of Agnes Olszewski
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
------------------------
Name: Agnes Olszewski.
Title: Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting Officer)

Date: April18, 2007