Form 10QSB
period 2007-05-31
HERBORIUM
filed 2007-07-23
CIK 1077050

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2007

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

As of July 6, 2007, there were 114,067,080 shares of the registrant's common stock, par value $.001 per share, issued and outstanding.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

Transmittal Small Business Disclosure Format (Check One):
Yes ☐ No ☒

Herborium Group, Inc.
Index To Form 10-QSB

Part I-Financial Statements

Item 1.	Condensed Consolidated Balance Sheets as of May 31, 2007 (Unaudited) and November 30, 2006

Condensed Consolidated Statements of Operations for the Three and Six Months Ended May 31, 2007 and 2006 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended May 31, 2007 and 2006 (Unaudited)

Condensed Consolidated Statement of Stockholders’ Deficiency for the Six Months Ended May 31, 2007 (Unaudited)

Notes to Condensed Consolidated Financial Statements as of May 31, 2007 (Unaudited)

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

ii

Herborium Group, Inc. And Subsidiaries
Condensed Consolidated Balance Sheets

	May 31, 2007	November 30, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$5,871	$4,649
Accounts receivable	5,552	5,416
Inventory	77,599	73,890
Prepaid expenses and other current assets	284	442
Total current assets	89,306	84,397
Property and equipment, net of accumulated depreciation of $19,984; $19,015-2006	5,201	6,170
Other assets, net of accumulated amortization of $8,385; $7,269-2006	29,817	27,728
TOTAL ASSETS	$124,324	$118,295
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$475,061	$346,008
Credit cards payable	138,335	134,126
Lines of credit payable	166,036	172,913
Due to others	40,494	21,513
Due to stockholders	170,648	166,682
Total current liabilities	990,574	841,242
Stockholders’ deficiency:
Common stock, $0.001 par value; 500,000,000 shares authorized, 114,067,080 shares issued and outstanding (108,567,080 - November 30, 2006)	25,500	20,000
Common stock subscribed; no shares issued and outstanding	188,500	188,500
Additional paid-in capital	449,500	180,000
Deferred consulting fees	(181,250)	--
Accumulated deficit	(1,348,500)	(1,111,447)
Total stockholders’ deficiency	(866,250)	(722,947)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$124,324	$118,295

See accompanying notes to condensed consolidated financial statements

Herborium Group, Inc. And Subsidiaries
Condensed Consolidated Statements Of Operations
(Unaudited)

	For The Three Months Ended May 31,		For The Six Months Ended May 31,
	2007	2006	2007	2006

NET SALES	$197,319	$223,771	$412,678	$386,984
COST OF SALES	66,485	89,265	142,490	160,720
GROSS PROFIT	130,834	134,506	270,188	226,264

OPERATING EXPENSES
Marketing and selling	72,999	94,945	148,713	171,843
General and administrative	189,407	108,040	336,241	171,901
TOTAL OPERATING EXPENSES	262,406	202,985	484,954	343,744

LOSS FROM OPERATIONS	(131,572)	(68,479)	(214,766)	(117,480)

Interest expense	(10,812)	(11,141)	(21,506)	(21,949)

LOSS BEFORE PROVISION FOR INCOME TAXES	(142,383)	(79,620)	(236,272)	(139,429)

Provision for income taxes		1,013	780	1,513

NET LOSS	$(142,383)	$(80,633)	$(237,052)	$(140,942)
Net loss per share - basic and dilutive	$-	$-	$-	$-
Weighted average number of shares outstanding during the period - basic and dilutive	114,067,080	108,567,080	112,304,649	108,567,080

See accompanying notes to condensed consolidated financial statements

Herborium Group, Inc. And Subsidiaries
Condensed Consolidated Statement Of Cash Flows
(Unaudited)

	Six months ended May 31,
	2007	2006

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(237,052)	$(140,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,085	2,469
Stock-based consulting fees	93,750	-
Changes in assets (increase) decrease:
Accounts receivable	(136)	18,184
Inventory	(3,709)	4,620
Prepaid expenses and other current assets	158	96
Changes in liabilities increase (decrease):
Accounts payable and accrued expenses	129,053	95,020
Net cash used in operating activities	(15,851)	(20,553)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of equipment	-	(686)
Purchase of other assets	(3,206)	(6,640)
Net cash used in investing activities	(3,206)	(7,326)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Repayment of lines of credit, net	(6,877)	(1,606)
Increase in other loans	18,981	--
Increase in credit card payable, net	4,209	3,719
Increase in due to stockholders	3,966	30,713
Net cash provided by financing activities	20,279	32,826

NET INCREASE IN CASH	1,222	4,947
CASH, BEGINNING OF PERIOD	4,649	182

CASH, END OF PERIOD	$5,871	$5,129

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$1,451
Interest	21,212	17,257

Supplemental disclosure of non-cash information:
During the six months ended May 31, 2007, the Company issued 5,500,000 shares of common stock valued at $275,000 for professional services.

See accompanying notes to condensed consolidated financial statements

Herborium Group, Inc. And Subsidiaries
Condensed Consolidated Statement Of Stockholders’ Deficiency
For The Six Months Ended May 31, 2007
(Unaudited)

	Common Stock		Common Stock Subscribed		Additional Paid-in	Deferred Consulting	Accumulated
	Shares	Amount	Shares	Amount	Capital	Fees	Deficit	Total
BALANCE, DECEMBER 1, 2006	108,567,080	$20,000	-	$188,500	$180,000	$-	$(1,111,447)	$(722,947)

Common stock issued to consultant for services	5,500,000	5,500	-	-	269,500	(275,000)	-	-

Amortization of deferred consulting fees						93,750		93,750

Net loss for the period	-	-	-	-	-	-	(237,052)	(237,052)
BALANCE, May 31, 2007	114,067,080	$25,500	-	$188,500	$449,500	$(181,250)	$(1,348,500)	$(866,250)

See accompanying notes to condensed consolidated financial statements

Herborium Group, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements
As Of May 31, 2007
(Unaudited)

NOTE 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations, and cash flows of the Company. These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company’s consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s audited financial statements for the fiscal year ended November 30, 2006 included in its Annual Report on Form 10-KSB, and are not necessarily indicative of the results to be expected for the full year ending November 30, 2007. The consolidated balance sheet at November 30, 2006 has been derived from the audited balance sheet as of that date.

NOTE 2. ORGANIZATION AND NATURE OF BUSINESS

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

On September 18, 2006, Herborium was acquired by Pacific Magtron International Corporation, Inc. (“PMIC”), a publicly traded Nevada Corporation, pursuant to a Merger Agreement and PMIC’s plan of reorganization in bankruptcy. The transaction was accomplished by the merger of a PMIC subsidiary into Herborium, with Herborium as the surviving corporation (the “Merger). Under the provisions of the Merger Agreement and the plan of reorganization, the stockholders of Herborium exchanged 100% of their common stock of the Company for 85% of the post-Merger PMIC common stock. The previously outstanding common shares of PMIC were cancelled under the plan of reorganization, and one new share of the Company was issued in exchange for each cancelled shares held by all PMIC shareholders, other than its majority shareholder, Advanced Communications Technologies, Inc (“ACT”). A total of 11,454,300 shares were issued to the shareholders of ACT in exchange for the cancellation of the PMIC shares and ACT’s contribution of $50,000 to the bankruptcy. Shares of our common stock have been distributed to PMIC shareholders. Following this distribution, as well as certain other distributions that are included in the plan of reorganization, an aggregate of 108,567,080 shares of common stock of Herborium Group was issued and outstanding as of November 30, 2006. This number of shares was used in calculations of net loss per share for all periods presented on a retroactive basis for the three and six months ended May 31, 2006.

Although PMIC is deemed the legal acquirer, the Company is deemed the accounting acquirer since generally accepted accounting principles require that the entity whose stockholders retain a majority interest in a combination be treated as the acquirer. This reverse merger is treated as a recapitalization with no purchase price allocation. In connection with the merger, PMIC changed its name to Herborium Group, Inc. and adopted the fiscal year of Herborium Group, Inc. which is November 30.

Herborium Group, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements
As Of May 31, 2007
(Unaudited)

NOTE 3. BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES

a.    Basis of Accounting

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $237,052 for the six months ended May 31, 2007 and $339,757 for the year ended November 30, 2006. The Company had a working capital deficiency of $901,268 and $756,845 as of May 31, 2007 and November 30, 2006, respectively. Management is pursuing additional capital and debt financing and the acquisition of the AcnEase formula. However, there is no assurance that these efforts will be successful.

Our independent auditors have added an explanatory paragraph to their audit reports issued in connection with our fiscal 2006 and 2005 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems by generating sufficient operating profits to provide additional working capital. Our ability to obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b.    Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Herborium, Inc. and Herborium.com, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

c.    Estimates

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

d.    Income taxes

Income tax expense includes current and deferred federal and state taxes arising from temporary differences between income for financial reporting and income tax purposes, as well as from the expected realization of net operating loss carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

e.    Revenue

The Company recognizes revenue when inventory is shipped to its customers.

f.             Loss per share

Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. During the three and six months ended May 31, 2007, the Company had no securities convertible into common stock. The number of shares used in the calculation of net loss per share for the six months ended May 31, 2006, was presented on a retroactive basis as described in Note 2.

g.    Allowance for doubtful accounts

The Company makes judgments as to its ability to collect outstanding trade receivables and provides allowances, if deemed necessary, for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices.

Herborium Group, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements
As Of May 31, 2007
(Unaudited)

h.    Recent accounting pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.  123, “Share-Based Payment” (“SFAS No. 123R”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of equity instruments. SFAS 123R supercedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS 123R, companies are required to record compensation expense for all share-based award transactions measured at fair value as determined by an option valuation model. This statement is effective for fiscal years beginning after June 15, 2005. Since the Company currently recognizes compensation expense at fair value for share-based transactions in accordance with SFAS 123, it does not anticipate adoption of this standard will have a significant impact on its financial position, results of operations or cash flows.

On June 7, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, (“SFAS 154”). A replacement of APB Opinion No. 20, Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 has not had a material effect on the Company’s financial position, results of operations, or cash flows.

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

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has evaluated the impact that SFAS 157 will have on its financial position, results of operations and cash flows and concluded it will not have a material impact.

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109.” FIN No. 48 provides a comprehensive model for the recognition, measurement and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact this interpretation may have on its future financial position, results of operations, earnings per share, or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective beginning on January 1, 2008. We are currently evaluating the impact this new Standard could have on our financial position and results of operations.

Herborium Group, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements
As Of May 31, 2007
(Unaudited)

NOTE 4. MAJOR SUPPLIER

The Company purchased approximately 90% of its inventory from AH USA, its major supplier for the three and six month periods ended May 31, 2007 and 2006. The Company is party to into an agreement with AH USA, owner of an acne product of which the Company, as licensee, is the exclusive worldwide distributor. Negotiations between the Company and AH USA are ongoing to acquire the intellectual property rights to the product.

NOTE 5. LINES OF CREDIT AND CREDIT CARDS PAYABLE

The Company has entered into four revolving line of credit agreements with commercial banks. The credit agreements provide for aggregate borrowings of up to $187,500 and are payable on demand with no maturity dates set forth in the loan agreements. Borrowings under these facilities bear interest at rates ranging from prime plus 1.25% to 14%.

The Company also has entered into a number of standard credit card agreements that it uses for business expenses. Borrowings under these agreements, which have no set maturity dates, bear interest at rates ranging from 11.2% to 39.7%.

NOTE 6. DUE TO STOCKHOLDERS

Due to stockholders consist of unsecured demand loans to the Company with no specified terms, including the payment of interest, and, accordingly, this liability is included in current liabilities and no interest expense has been accrued. Repayment is not expected until such time as the Company has adequate funds available. For the six months ended May 31, 2007, the amount due to stockholders, which consists of unsecured demand loans to the Company with no specified terms, increased by $3,966.

NOTE 7. KEY EMPLOYEES

The Company relies extensively on the services of Drs. Agnes P. Olszewski and James P. Gilligan, its co-founders, who play key roles in all aspects of operations and management and the loss of their services would materially and adversely affect the Company’s prospects. Until the Company raises substantial financing, neither of these key individuals will be able to receive cash compensation.

NOTE 8. STOCKHOLDERS’ DEFICIENCY

On January 19, 2007, the Board of Directors of the Company approved the Herborium Group, Inc. 2007 Stock Plan (“Plan”) which provides for a maximum aggregate of 20 million shares of common stock to be issued upon grants of restricted stock or upon exercise of options granted under the Plan, as compensation and incentive to eligible employees, directors, consultants and advisors. On January 26, 2007, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission in connection with the consultant’s shares. On January 1, 2007, the Company entered into a two-year Consulting Agreement with an individual and in consideration of the services to be provided pursuant to the Financial Consulting Agreement, the Company agreed to initially issue up to 9 million shares of the Company’s common stock pursuant and subject to the Plan, and when so issued, such shares shall be validly issued, fully paid and non-assessable, of which 7.5 million shares will vest immediately, with 5.5 million shares being issued immediately. The remaining shares will vest over the term of the Consulting Agreement, and, in the event the Company acquires the AcnEase formula, up to an additional 3 million shares could be issued per terms of the Consulting Agreement. The shares issued and yet to be issued have been valued at $.05 per share based on the market value on the date granted for an aggregate cost of $450,000, which cost will be expensed over the period of the agreement. Accordingly, consulting expense in the amount of $93,750 was recorded during the six months ended May 31, 2007.

Item 2. Management's Discussion And Analysis Or Plan Of Operation

The following is management's discussion and analysis of certain significant factors that will or have affected our financial condition and results of operations. The discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report and included in the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2006. In addition to historical information, the following discussion and other parts of this quarterly report contain words such as “may,” "estimates," "expects," "anticipates," "believes," “plan,” "grow," "will," “could,” "seek," “continue,” “future,” “goal,” “scheduled” and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, the Company's ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, and competitive market conditions in the Company's existing lines of business, as well as other risks and uncertainties. See “Risk Related To Our Business” and “Risks Related To Our Stock” below.

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
FINANCIAL CONDITION

We had net losses of $237,052 during the six months ended May 31, 2007. As of May 31, 2007, we had cash and current assets of $5,871 and $89,306, respectively, and current liabilities of $990,574, with obligations aggregating $475,061 for trade creditors and accrued expenses, $138,335 for credit card obligations, $166,036 payable for line of credit obligations, $40,494 for amounts due to others and $170,648 for amounts due to stockholders. We have been operating at a loss since inception and have been funding these losses in a number of ways, including lines of credit, credit card debt, advances from stockholders and others and entering into subscription agreements with “friends and family” for investment funds. While we are actively seeking a substantial amount of equity or debt financing, we have received no commitments for such financing. Our working capital at May 31, 2007 is not sufficient to meet our working capital needs for the next twelve-month period and we will need to obtain additional financing from one or more of the sources described above, or an entirely new source.

Our independent auditors have added an explanatory paragraph to their audit reports issued in connection with our fiscal 2006 and 2005 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems by generating sufficient operating profits to provide additional working capital. Our ability to obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RELATED PARTY TRANSACTIONS

During the six months ended May 31, 2007, the Company's due to stockholders increased by $3,966 to $170,648.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2007 TO THE THREE MONTHS ENDED MAY 31, 2006

Summary Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the three months ended May 31, 2007 and 2006:

	2007	2006

Net sales	100.0%	100.0%
Cost of sales	33.7	39.9
Gross profit	66.3	60.1
Operating expenses	133.0	90.7
Loss from operations before other expense	(66.7)	(30.6)
Other expense	(5.5)	(5.0)
Provision for income taxes	(0.0)	(0.4)
Net loss	(72.2)%	(36.0)%

Sales

Net sales for the three months ended May 31, 2007, were $197,319 compared to $223,771 for the three months ended May 31, 2006. The decrease of $26,452, or 11.8%, can be attributed to an unusually higher level of sales of AcnEase in both the United States and in the United Kingdom in the earlier period due in part to the timing of distributor orders.

Gross Profit

Gross profit decreased to $130,834 for the three months ended May 31, 2007 compared to $134,506 for the three months ended May 31, 2006, a decrease of $3,672 or 2.7%, with gross margin increasing to 66.3% from 60.1% for the prior period. The increase in gross profit is attributable to the increase in the higher realized gross margin, partially offset by the decline in net sales. This improvement in gross margin is a result of an improvement that commenced in late fiscal 2006 in the average selling price received for AcnEase due to a change in the mix of distribution channels into which we sell.

Operating Expenses

Total operating expenses increased by $59,420, or 29.3%, to $262,405 for the three months ended May 31, 2007, from $202,985 for the three months ended May 31, 2006, principally attributable to increases in payroll expenses of $22,587 for officer salary expense accrued but not paid and noncash professional fees of $56,250, partially offset by a decrease in website development expenses of $10,913.

Other Income (Expense)

Interest expense decreased to $10,812 from $11,141 for the three months ended May 31, 2007 as compared with the three months ended May 31, 2006, or a minor $329, as interest rates and debt outstanding were relatively constant during both periods.

COMPARISON OF THE SIX MONTHS ENDED MAY 31, 2007 TO THE SIX MONTHS ENDED MAY 31, 2006

Summary Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the six months ended May 31, 2007 and 2006:

	2007	2006

Net sales	100.0%	100.0%
Cost of sales	34.5	41.5
Gross profit	65.5	58.5
Operating expenses	117.5	88.8
Loss from operations before other expense	(52.0)	(30.3)
Other expense	(5.2)	(5.7)
Provision for income taxes	(0.2)	(0.4)
Net loss	(57.4)%	(36.4)%

Sales

Net sales for the six months ended May 31, 2007 were $412,678 compared to $386,984 for the six months ended May 31, 2006. The increase of $25,694, or 6.6%, can be attributed to an overall increase in first quarter sales of AcnEase in both the United States and in the United Kingdom due to increased awareness of this product resulting from web-based promotion activities and growth in distributor orders.

Gross Profit

Gross profit increased to $270,188 for the six months ended May 31, 2007 compared to $226,264 for the six months ended May 31, 2006, an increase of $43,924 or 19.4%, with gross margin increasing to 65.5% from 58.5% for the prior period. The increase in gross profit is attributable to both the increase in net sales and the higher realized gross margin. This improvement in gross margin is a result of an improvement that commenced in late fiscal 2006 in the average selling price received for AcnEase due to a change in the mix of distribution channels into which we sell.

Operating Expenses

Total operating expenses increased by $141,210, or 41.1%, to $484,954 for the six months ended May 31, 2007, from $343,744 for the six months ended May 31, 2006, principally attributable to increases in payroll expenses of $55,701 for officer salary expense accrued but not paid and an increase in noncash professional fees of $93,750, partially offset by a decrease in website development expenses of $17,932.

Other Income (Expense)

Interest expense decreased to $21,506 from $21,949 for the six months ended May 31, 2007 as compared with the six months ended May 31, 2006, or a minor $443, as interest rates and debt outstanding were relatively constant during both periods.

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

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2007, we had a cash balance of $5,871 and a negative cash flow from operations of $15,851 for the six-month period then ended. We have been operating at a loss since inception and have been funding these losses in a number of ways, including lines of credit, credit card debt, advances from stockholders and entering into subscription agreements with “friends and family” for investment funds. While we are actively seeking a substantial amount of equity or debt financing, we have received no commitments for such financing. Our working capital at May 31, 2007, is not sufficient to meet our working capital needs for the next twelve-month period and we will need to obtain additional financing from one or more of the sources described above, or an entirely new source.

Below is a discussion of our sources and uses of funds for the six months ended May 31, 2007 and 2006.

Net Cash Used In Operating Activities

Net cash used in operating activities was $15,851 and $20,553 in the six months ended May 31, 2007 and 2006, respectively. Cash used in operating activities for the six months ended May 31, 2007 was principally the result of a net loss of $237,052 partially offset by an increase in accounts payable and accrued expenses of $129,053, and non-cash expenses of 95,835. The use of cash in operating activities for the six months ended May 31, 2006 was principally the result of a net loss of $140,942, partially offset by a decrease in accounts receivable of $18,184 and an increase in accounts payable and accrued expenses of $95,020.

Net Cash Used In Investing Activities

Net cash used in investing activities was $3,206 and $7,326 in the six months ended May 31, 2007 and 2006, respectively. During the six months ended May 31, 2007 and 2006, cash used in investing activities principally consisted of expenditures for other assets of $3,206 and $6,640, respectively.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the six months ended May 31, 2007 amounted to $20,279, principally attributable to an increase of $18,981 in amount due to others. Net cash provided by financing activities for the six months ended May 31, 2006 amounted to $32,826, principally attributable to increases of $30,713 in amount due to stockholders.

Stock Issuance and Stock Plan

On January 1, 2007, we entered into a two-year consulting agreement with an individual and in consideration of the financial consulting services to be provided under this agreement, we agreed to initially issue up to nine million shares of our common stock pursuant and subject to the Herborium Group, Inc. 2007 Stock Plan (the “Plan”). Of these shares, 7.5 million shares vested immediately, and we have issued 5.5 million shares. The remaining shares will vest over the term of the consulting agreement. In addition, in the event certain transactions are consummated, up to an additional three million shares could be issued per terms of the agreement. The shares issued and yet to be issued have been valued at $.05 per share based on the market value on the date granted for an aggregate cost of $450,000, which cost will be expensed over the period of the agreement. Accordingly, we recorded an expense charge of $93,750 during the six months ended May 31, 2007.

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

We are a company with a limited history of operations, and do not expect to significantly increase ongoing revenues from operations in the immediately foreseeable future. To date, we have not been profitable. We had a net loss of $237,052 during the six months ended May 31, 2007 and $339,757 for the year ended November 30, 2006. Our losses have resulted principally from costs incurred in product development, including product testing and selection, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

Our revenues and results of operations will vary from quarter to quarter in the future. A number of factors, many of which are outside of our control, may cause variations in our results of operations, including:

•	demand and price for our products;
•	the timing and recognition of product sales;
•	unexpected delays in developing and introducing products;
•	unexpected delays in manufacturing our products;
•	increased expenses, whether related to marketing, product development or administration or otherwise;
•	insufficient demand in the marketplace could cause our distributors to return product;
•	the mix of revenues derived from products;
•	the hiring, retention and utilization of personnel; and
•	general economic factors.

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

Under applicable NASD Rules, if we are delinquent in our reporting obligations three times in a 24-month period and/or are actually removed from the OTC Bulletin Board for failure to file two times in a 24-month period, in each case, we would be ineligible for quotation on the OTC Bulletin Board for a period of one year. On April 5, 2006, we received notice from the OTC Bulletin Board that unless we cured our delinquency in filing the Annual Report on Form 10-K for the year ended December 31, 2005 prior to the expiration of the grace period (May 5, 2006), our common stock would be removed from the OTC Bulletin Board effective May 9, 2006. We cured this delinquency with the filing of our Annual Report on Form 10-K on May 1, 2006. On March 2, 2007, we received notice from the OTC Bulletin Board that unless we cured our delinquency in filing the Annual Report on Form 10-K for the year ended November 30, 2006 prior to the expiration of the grace period (April 2, 2007), our common stock would be removed from the OTC Bulletin Board effective April 3, 2007. We cured this delinquency with the filing of our Annual Report on Form 10-K on March 30, 2007. To date, we have been delinquent two times in the past 24-month period. Should quotation of our common stock on the OTC Bulletin Board or a similar facility cease for any reason, the liquidity of our common stock and our ability to raise equity capital would likely decrease.

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

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of May 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Controls

During the six months ended May 31, 2007, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: July 23, 2007