Form 10QSB
period 2007-08-31
HERBORIUM
filed 2007-10-22
CIK 1077050

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2007

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

As of October 3, 2007, there were 114,067,080 shares of the registrant's common stock, par value $.001 per share, issued and outstanding.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☒    No ☐

Transitional Small Business Disclosure Format (Check One):
Yes ☐    No ☒

HERBORIUM GROUP, INC.

ITEM 1.	Legal Proceedings	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits	20

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

ii

HERBORIUM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2007	November 30, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$2,596	$4,649
Accounts receivable	4,813	5,416
Inventory	53,899	73,890
Prepaid expenses and other current assets	—	442
Total current assets	61,308	84,397

Property and equipment, net of accumulated depreciation of $20,469; $19,015-2006	4,716	6,170
Other assets, net of accumulated amortization of $9,051; $7,269-2006	29,666	27,728

TOTAL ASSETS	$95,690	$118,295

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$524,558	$346,008
Credit cards payable	129,412	134,126
Lines of credit payable	166,903	172,913
Due to others	34,354	21,513
Due to stockholders	213,466	166,682
Total current liabilities	1,068,693	841,242

Stockholders’ deficiency:
Common stock, $0.001 par value; 500,000,000 shares authorized, 114,067,080 shares issued and outstanding (108,567,080 - November 30, 2006)	25,500	20,000
Common stock subscribed; no shares issued and outstanding	188,500	188,500
Additional paid-in capital	449,500	180,000
Deferred consulting fees	(125,000)	—
Accumulated deficit	(1,511,503)	(1,111,447)
Total stockholders’ deficiency	(973,003)	(722,947)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$95,690	$118,295

See accompanying notes to condensed consolidated financial statements

HERBORIUM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended August 31,		For The Nine Months Ended August 31,
	2007	2006	2007	2006

NET SALES	$158,363	$181,711	$571,041	$568,695
COST OF SALES	90,660	73,853	233,150	259,388
GROSS PROFIT	67,703	107,858	337,891	309,307

OPERATING EXPENSES
Marketing and selling	63,287	53,537	212,000	151,864
General and administrative	154,887	96,233	491,128	316,837
TOTAL OPERATING EXPENSES	218,174	149,770	703,128	468,701

LOSS FROM OPERATIONS	(150,471)	(41,912)	(365,237)	(159,394)

Interest expense	(11,753)	(11,132)	(33,259)	(33,081)

LOSS BEFORE PROVISION FOR INCOME TAXES	(162,224)	(53,044)	(398,496)	(192,475)
Provision for income taxes	780	624	1,560	2,135

NET LOSS	$(163,004)	$(53,668)	$(400,056)	$(194,610)

Net loss per share - basic and dilutive	$-	$-	$-	$-
Weighted average number of shares
outstanding during the period - basic and dilutive	114,067,080	108,567,080	112,898,582	108,567,080

See accompanying notes to condensed consolidated financial statements

HERBORIUM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended August 31,
	2007	2006

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(400,056)	$(194,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,236	3,772
Stock-based consulting fees	150,000	—
Changes in assets (increase) decrease:
Accounts receivable	603	18504
Inventory	19,991	(1,740)
Prepaid expenses and other current assets	442	351
Changes in liabilities increase (decrease):
Accounts payable and accrued expenses	178,100	146,207
Net cash used in operating activities	(47,684)	(27,516)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of equipment	—	(686)
Purchase of other assets	(3,270)	(6,640)
Net cash used in investing activities	(3,270)	(7,326)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Repayment of lines of credit, net	(6,010)	(4,617)
Repayment of long-term debt	—	(3,418)
Increase in other loans	12,841	13,000
Increase (decrease) in credit card payable, net	(4,714)	9,981
Increase in due to stockholders	46,784	19,714
Net cash provided by financing activities	48,901	34,660

NET DECREASE IN CASH	(2,053)	(182)
CASH, BEGINNING OF PERIOD	4,649	182

CASH, END OF PERIOD	$2,596	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$1,137
Interest	32,817	33,081

Supplemental disclosure of non cash information:
During the nine months ended August 31, 2007, the Company issued 5,500,000 shares of common stock valued at $275,000 for professional services.

See accompanying notes to condensed consolidated financial statements

HERBORIUM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED AUGUST 31, 2007
(UNAUDITED)

	Common Stock		Common Stock Subscribed		Additional Paid-in	Deferred Consulting	Accumulated
	Shares	Amount	Shares	Amount	Capital	Fees	Deficit	Total

BALANCE, December 1, 2006	108,567,080	$20,000	—	$188,500	$180,000	$-	($1,111,447)	($722,947)

Common stock issued to consultant for services	5,500,000	5,500	—	—	269,500	(275,000)	—	—

Amortization of deferred consulting fees	—	—	—	—	—	150,000	—	150,000

Net loss for the period	—	—	—	—	—	—	(400,056)	(400,056)

BALANCE, August 31, 2007	114,067,080	$25,500	—	$188,500	$449,500	$(125,000)	($1,511,503)	($973,003)

See accompanying notes to condensed consolidated financial statements

HERBORIUM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2007
(UNAUDITED)

NOTE 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations, and cash flows of the Company. These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company’s consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s audited financial statements for the fiscal year ended November 30, 2006 included in its Annual Report on Form 10-KSB, and are not necessarily indicative of the results to be expected for the full year ending November 30, 2007. The consolidated balance sheet at November 30, 2006 has been derived from the audited financial statements for fiscal 2006.

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

On September 18, 2006, Herborium was acquired by Pacific Magtron International Corporation, Inc. (“PMIC”), a publicly traded Nevada Corporation, pursuant to a Merger Agreement and PMIC’s plan of reorganization in bankruptcy. The transaction was accomplished by the merger of a PMIC subsidiary into Herborium, with Herborium as the surviving corporation (the “Merger). Under the provisions of the Merger Agreement and the plan of reorganization, the stockholders of Herborium exchanged 100% of their common stock of the Company for 85% of the post-Merger PMIC common stock. The previously outstanding common shares of PMIC were cancelled under the plan of reorganization, and one new share of the Company was issued in exchange for each cancelled shares held by all PMIC shareholders, other than its majority shareholder, Advanced Communications Technologies, Inc (“ACT”). A total of 11,454,300 shares were issued to the shareholders of ACT in exchange for the cancellation of the PMIC shares and ACT’s contribution of $50,000 to the bankruptcy. Shares of our common stock have been distributed to PMIC shareholders. Following this distribution, as well as certain other distributions that are included in the plan of reorganization, an aggregate of 108,567,080 shares of common stock of Herborium Group was issued and outstanding as of November 30, 2006. This number of shares was used in calculations of net loss per share for all periods presented on a retroactive basis for the three and nine months ended August 31, 2006.

The Company’s merger with PMIC is treated as a recapitalization with no purchase price allocation. In connection with the merger, PMIC changed its name to Herborium Group, Inc. and adopted the fiscal year of Herborium Group, Inc. which is November 30.

HERBORIUM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2007
(UNAUDITED)

NOTE 3. BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Accounting

The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $400,056 for the nine months ended August 31, 2007 and $339,757 for the year ended November 30, 2006. The Company had a working capital deficiency of $1,007,385 and $756,845 as of August 31, 2007 and November 30, 2006, respectively. Management is pursuing additional capital and debt financing and the acquisition of the AcnEase formula (See Note 4). However, there is no assurance that these efforts will be successful.

Our independent auditors have added an explanatory paragraph to their audit reports issued in connection with our fiscal 2006 and 2005 financial statements, which states that there is substantial doubt about our ability to continue as a going concern. Our ability to generate sufficient profits and obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b.	Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Herborium, Inc. and Herborium.com, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. During the three and nine months ended August 31, 2007, the Company had no securities convertible into common stock. The number of shares used in the calculation of net loss per share for the three and nine months ended August 31, 2006, was presented on a retroactive basis as described in Note 2.

g.	Allowance for doubtful accounts

The Company makes judgments as to its ability to collect outstanding trade receivables and provides allowances, if deemed necessary, for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices.

HERBORIUM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2007
(UNAUDITED)

h.	Recent accounting pronouncements

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

HERBORIUM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2007
(UNAUDITED)

NOTE 4. MAJOR SUPPLIER

The Company purchased approximately 90% of its inventory from AH USA, its major supplier for the three and nine month periods ended August 31, 2007 and 2006. The Company is party to an agreement with AH USA, owner of an acne product of which the Company, as licensee, is the exclusive worldwide distributor. Negotiations between the Company and AH USA are ongoing to acquire the intellectual property rights to the product.

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

NOTE 6. DUE TO STOCKHOLDERS

Due to stockholders consists of unsecured non-interest bearing demand loans to the Company with no specified terms, including the payment of interest, and, accordingly, this liability is included in current liabilities and no interest expense has been accrued. Repayment is not expected until such time as the Company has adequate funds available. For the nine months ended August 31, 2007, the amount due to stockholders, which consists of unsecured demand loans to the Company with no specified terms, increased by $46,784.

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

NOTE 8. CONSULTING AGREEMENT

On January 19, 2007, the Board of Directors of the Company approved the Herborium Group, Inc. 2007 Stock Plan (“Plan”) which provides for a maximum aggregate of 20 million shares of common stock to be issued upon grants of restricted stock or upon exercise of options granted under the Plan, as compensation and incentive to eligible employees, directors, consultants and advisors. On January 26, 2007, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission in connection with the consultant’s shares. On January 1, 2007, the Company entered into a two-year Consulting Agreement with an individual and in consideration of the services to be provided pursuant to the Financial Consulting Agreement, the Company agreed to initially issue up to 9 million shares of the Company’s common stock pursuant and subject to the Plan, and when so issued, such shares shall be validly issued, fully paid and non-assessable, of which 7.5 million shares will vest immediately, with 5.5 million shares being issued immediately. The remaining shares will vest over the term of the Consulting Agreement, and, in the event the Company acquires the AcnEase formula, up to an additional 3 million shares could be issued per terms of the Consulting Agreement. The shares issued and yet to be issued have been valued at $.05 per share based on the market value on the date granted for an aggregate cost of $450,000, which cost will be expensed over the period of the agreement. Accordingly, consulting expense in the amount of $150,000 was recorded during the nine months ended August 31, 2007.

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

GENERAL

We provide unique, natural and complementary healthcare-related products to consumers and healthcare professionals seeking alternative answers to the management of healthcare issues not currently met by standard Western medicine. Our products are botanical supplements comprised of unique herbal formulations. We select products that have a record of clinical efficacy and safety established in China; however, these products have not been evaluated according to standards of clinical efficacy and safety applicable to pharmaceutical products sold in the United States and other countries, and because these products are herbal-based, they are not recognized as pharmaceuticals by the Federal Drug Administration (the "FDA").

Our business model is based on:
•	owning and/or marketing unique products with established clinical history in their country of origin, and

•	a proactive approach to meeting the regulatory changes and challenges of the new healthcare marketplace.

FINANCIAL CONDITION

We had net losses of $400,056 during the nine months ended August 31, 2007. As of August 31, 2007, we had cash and current assets of $2,596 and $61,308, respectively, and current liabilities of $1,068,693, with obligations aggregating $524,558 for trade creditors and accrued expenses, $129,412 for credit card obligations, $166,903 payable for line of credit obligations, $34,354 for amounts due to others and $213,466 for amounts due to stockholders. We have been operating at a loss since inception and have been funding these losses in a number of ways, including lines of credit, credit card debt, advances from stockholders and others and entering into subscription agreements with “friends and family” for investment funds. While we are actively seeking a substantial amount of equity or debt financing, we have received no commitments for such financing. Our working capital at August 31, 2007 is not sufficient to meet our working capital needs for the next twelve-month period and we will need to obtain additional financing from one or more of the sources described above, or an entirely new source.

Our independent auditors have added an explanatory paragraph to their audit reports issued in connection with our fiscal 2006 and 2005 financial statements, which states that there is substantial doubt about our ability to continue as a going concern. Our ability to generate sufficient profits and obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described above, we merged into and with PMIC and became a publicly traded corporation; however, we have not closed, nor obtained a commitment for, the financing that was originally contemplated to close contemporaneously with the closing of the merger. As a result of this lack of funding, a condition unfavorably impacting us since inception, revenue and profitability have not increased as we believe would have otherwise been the case. Since we have not been able to obtain sufficient financing, we have not been able to (i) acquire ownership of several products, particularly the intellectual property rights to and formulation of, our principal product, AcnEase®, (ii) market and promote our products, (iii) conduct certain clinical trials that would further such marketing and promotional activities and (iv) hire additional employees.

RELATED PARTY TRANSACTIONS

During the nine months ended August 31, 2007, the Company's amounts due to stockholders increased by $46,784 to $213,466.

COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 2007 TO THE THREE MONTHS ENDED AUGUST 31, 2006

Summary Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the three months ended August 31, 2007 and 2006:
	2007	2006

Net sales	100.0%	100.0%
Cost of sales	57.2	40.6
Gross profit	42.8	59.4
Operating expenses	137.8	82.5
Loss from operations before other expense	(95.0)	(23.1)
Other expense	(7.4)	(6.1)
Provision for income taxes	(0.5)	(0.3)
Net loss	(102.9)%	(29.5)%

Sales

Net sales for the three months ended August 31, 2007, were $158,363 compared to $181,711 for the three months ended August 31, 2006. The decrease of $23,348, or 12.8%, can be attributed to a decrease in internet sales in the United Kingdom due to a change in local management and a strike by the primary delivery service utilized in that country, which more than offset a modest increase in sales in other European countries.

Gross Profit

Gross profit decreased to $67,703 for the three months ended August 31, 2007 compared to $107,858 for the three months ended August 31, 2006, a decrease of $40,155 or 37.2%, with gross margin decreasing to 42.8% from 59.4% for the prior period. The decrease in gross profit is attributable to both the decrease in sales volume and the lower realized gross margin. This decrease in gross margin is a result of increased product promotions in general during the quarter, as well as price incentives offered in response to the delivery problems described above.

Operating Expenses

Total operating expenses increased by $68,404, or 45.7%, to $218,174 for the three months ended August 31, 2007, from $149,770 for the three months ended August 31, 2006, principally attributable to increases in consulting expense of $56,250 to expense a grant of common stock over the term of the consulting agreement, and payroll expenses of $22,588 for officer salary expense.

Other Income (Expense)

Interest expense increased to $11,753 from $11,132 for the three months ended August 31, 2007 as compared with the three months ended August 31, 2006, or a minor amount of $621, as interest rates and debt outstanding were relatively constant during both periods.

COMPARISON OF THE NINE MONTHS ENDED AUGUST 31, 2007 TO THE NINE MONTHS ENDED AUGUST 31, 2006

Summary Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the nine months ended August 31, 2007 and 2006:
	2007	2006

Net sales	100.0%	100.0%
Cost of sales	40.8	45.6
Gross profit	59.2	54.4
Operating expenses	123.2	82.4
Loss from operations before other expense	(64.0)	(28.0)
Other expense	(5.8)	(5.8)
Provision for income taxes	(0.3)	(0.4)
Net loss	(70.1)%	(34.2)%

Sales

Net sales for the nine months ended August 31, 2007 were $571,041 compared to $568,695 for the nine months ended August 31, 2006. The increase of $2,345, or 0.4%, can be attributed to both the change in United Kingdom management and a strike by the primary delivery service utilized in that country in the current quarter, which offset the modest increase in sales in other European countries and the increase in sales experienced in the first six months of the current fiscal year due to increased awareness of AcnEase, the Company’s principal product, resulting from web-based promotion activities and growth in distributor orders.

Gross Profit

Gross profit increased to $337,891 for the nine months ended August 31, 2007 compared to $309,307 for the nine months ended August 31, 2006, an increase of $28,584 or 9.2%, with gross margin increasing to 59.2% from 54.4% for the prior period. The increase in gross profit is attributable to both the increase in net sales and the higher realized gross margin. This improvement in gross margin is a result of an improvement that commenced in late fiscal 2006 in the average selling price received for AcnEase due to a change in the mix of distribution channels into which we sell, offset partially by the decrease in gross margin experienced in the current quarter.

Operating Expenses

Total operating expenses increased by $234,427, or 50%, to $703,128 for the nine months ended August 31, 2007, from $468,701 for the nine months ended August 31, 2006, principally attributable to increases in consulting expense of $150,000 relating to a grant of common stock over the term of the consulting agreement and payroll expenses of $78,289 for officer salary expense, partially offset by a decrease in website development expenses of $18,999.

Other Income (Expense)

Interest expense increased to $33,259 from $33,081 for the nine months ended August 31, 2007 as compared with the nine months ended August 31, 2006, or a minor amount of $178, as interest rates and debt outstanding were relatively constant during both periods.

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

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2007, we had a cash balance of $2,596 and a negative cash flow from operations of $47,684 for the nine-month period then ended. We have been operating at a loss since inception and have been funding these losses in a number of ways, including lines of credit, credit card debt, advances from stockholders and entering into subscription agreements with “friends and family” for investment funds. While we are actively seeking a substantial amount of equity or debt financing, we have received no commitments for such financing. Our working capital at August 31, 2007 is not sufficient to meet our working capital needs for the next twelve-month period and we will need to obtain additional financing from one or more of the sources described above, or an entirely new source.

Our independent auditors have added an explanatory paragraph to their audit reports issued in connection with our fiscal 2006 and 2005 financial statements, which states that there is substantial doubt about our ability to continue as a going concern. Our ability to generate profits and obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Below is a discussion of our sources and uses of funds for the nine months ended August 31, 2007 and 2006.

Net Cash Used In Operating Activities

Net cash used in operating activities was $47,684 and $27,516 in the nine months ended August 31, 2007 and 2006, respectively. Cash used in operating activities for the nine months ended August 31, 2007 was principally the result of a net loss of $400,056 partially offset by an increase in accounts payable and accrued expenses of $178,100, and non-cash expenses of 153,236. The use of cash in operating activities for the nine months ended August 31, 2006 was principally the result of a net loss of $194,610, partially offset by a decrease in accounts receivable of $18,504 and an increase in accounts payable and accrued expenses of $146,207.

Net Cash Used In Investing Activities

Net cash used in investing activities was $3,270 and $7,326 in the nine months ended August 31, 2007 and 2006, respectively. During the nine months ended August 31, 2007 and 2006, cash used in investing activities principally consisted of expenditures for other assets of $3,270 and $6,640, respectively.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the nine months ended August 31, 2007 and 2006 amounted to $48,901 and $34,660, respectively. Net cash provided by financing activities for the nine months ended August 31, 2007 was principally attributable to an increase of $46,784 in due to stockholders and $12,841 in amount due to others. Net cash provided by financing activities for the nine months ended August 31, 2006 was principally attributable to increases of $19,714 in amount due to stockholders, $13,000 in other loans and $9,981 in credit card debt.

Stock Issuance and Stock Plan

On January 1, 2007, we entered into a two-year consulting agreement with an individual and in consideration of the financial consulting services to be provided under this agreement, we agreed to initially issue up to nine million shares of our common stock pursuant and subject to the Herborium Group, Inc. 2007 Stock Plan (the “Plan”). Of these shares, 7.5 million shares vested immediately, and we have issued 5.5 million shares. The remaining shares will vest over the term of the consulting agreement. In addition, in the event certain transactions are consummated, up to an additional three million shares could be issued per terms of the agreement. The shares issued and yet to be issued have been valued at $.05 per share based on the market value on the date granted for an aggregate cost of $450,000, which cost will be expensed over the period of the agreement. Accordingly, we recorded an expense of $150,000 during the nine months ended August 31, 2007.

Our Board of Directors approved the Plan on January 19, 2007. The Plan provides for a maximum aggregate of 20 million shares of common stock to be issued upon grants of restricted stock or upon exercise of options granted under the Plan, as compensation and incentive to eligible employees, directors, consultants and advisors. On January 26, 2007, we filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to in connection with the Plan.

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

We are a company with a limited history of operations, and do not expect to significantly increase ongoing revenues from operations in the immediately foreseeable future. To date, we have not been profitable. We had a net loss of $400,056 during the nine months ended May 31, 2007 and $339,757 for the year ended November 30, 2006. Our losses have resulted principally from costs incurred in product development, including product testing and selection, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

We have relied extensively on the services of Drs. Agnes P. Olszewski and James P. Gilligan, our co-founders. Drs. Olszewski and Gilligan play key roles in our management and the loss of their services would materially and adversely affect us and our prospects. Until we raise substantial financing, neither of these key individuals will spend full-time working for us. Under her employment agreement, Dr. Olszewski is not required to do so until we have raised $1,250,000 in financing, and under his consulting/employment agreement, Dr. Gilligan is not required to do so until nine months after we have raised $2,500,000 in financing. There is no assurance that we will be able to raise such amounts and without such financing and the full-time employment of these key executives we will in all likelihood not be able to further develop our business and will likely continue to experience losses. The loss of services of either of these persons could delay or reduce our product development and commercialization efforts and harm our ability to compete effectively.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of August 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Controls

During the nine months ended August 31, 2007, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

By: /s/ Agnes Olszewski.
Name: Agnes Olszewski. Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)

Date: October 22, 2007