Form 10KSB
period 2007-11-30
HERBORIUM
filed 2008-02-28
CIK 1077050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2007

Commission File No. 000-25277

HERBORIUM GROUP, INC.
(Name of small business issuer in its charter)

NEVADA	88-0353141
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

Park 80W Plaza II, Suite 200, Saddle Brook, NJ 07663
(Address of principal executive office)

(201) 291-2602
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, $.001Par Value, 500,000,000 shares authorized

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

The issuer's revenue for fiscal year ended November 30, 2007 was $761,844.

The aggregate market value as of February 22, 2008 of the voting common equity held by non-affiliates is $1,528,000.

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 22, 2008, there were 119,067,080 shares of the Company’s $.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HERBORIUM GROUP, INC.
FORM 10-KSB

TABLE OF CONTENTS

			PAGE

PART I
	ITEM 1.	Description of Business	1-8
	ITEM 2.	Description of Property	8
	ITEM 3.	Legal Proceedings	8
	ITEM 4.	Submission of Matters to a Vote of Security Holders	8

PART II
	ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small
		Business Issuer Purchases of Equity Securities	9
	ITEM 6.	Management's Discussion and Analysis or Plan of Operation	10-21
	ITEM 7.	Financial Statements	21
	ITEM 8.	Changes In and Disagreements with Accountants on Accounting and
		Financial Disclosure	21-22
	ITEM 8A.	Controls and Procedures	22
	ITEM 8B.	Other Information	22

PART III
	ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	23-25
	ITEM 10.	Executive Compensation	25-27
	ITEM 11.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters	27-28
	ITEM 12.	Certain Relationships and Related Transactions, and Director Independence	29
	ITEM 13.	Exhibits	29-30
	ITEM 14.	Principal Accountant Fees and Services	30-32

HERBORIUM GROUP, INC. CONSOLIDATED FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2007 AND 2006			F-1-F-14

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Herborium, Inc. was incorporated in the State of Delaware in November 2000 and has one wholly owned, but dormant subsidiary, Herborium.com Inc., a Delaware corporation. In June 2002, Herborium, Inc. merged with G.O. International, Inc., a consulting firm specializing in business strategies for pharmaceutical industry and global technology transfer that was founded by Drs. Olszewski and Gilligan. Drs. Olszewski and Gilligan also own a dormant UK entity, Herborium UK, LLC. Herborium has engaged in research, development and marketing of botanical supplements since its inception, and prior to the merger, funded its operations by equity investments and direct and indirect loans from its founders, Drs. Olszewski and Gilligan, of approximately $401,000, funding from friends and family of approximately $274,500, lines of credit, credit card borrowings and cash generated by gross profit from sales.

Herborium was historically a privately held company, owned primarily by Drs. Olszewski and Gilligan. In September 2006, Herborium completed a reverse merger with the publicly-owned Nevada corporation formerly named Pacific Magtron International Corp., now named Herborium Group, Inc. See “Company History” below for further details.

General

We provide unique, natural and complementary healthcare related products to consumers and healthcare professionals seeking alternative answers to the management of healthcare issues not currently met by standard Western medicine. Our products are botanical supplements comprised of unique herbal formulations referred to as botanical therapeutics, that have a record of clinical efficacy and safety established in China; however, these products have not been evaluated according to standards of clinical efficacy and safety applicable to pharmaceutical products sold in the United States and other countries, and because these products are herbal-based, they are not recognized as pharmaceuticals by the Food and Drug Administration (the "FDA").

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

We seek to distinguish our Company from the marketers of traditional herbal supplements and vitamins, as well as those focused on traditional pharmaceuticals and "over-the-counter" drugs, by offering “bridge products,” which we define as Botanical Therapeutics® with a record of clinical efficacy and safety established in the country of origin. To date our initial products have been tested in China. Our business model takes advantage of the newly emerging opportunities afforded by changing FDA perspectives with respect to botanical supplements. The present regulatory environment now encourages the performance of clinical studies of botanical supplements. Through clinical testing, we expect to confirm the positive outcomes initially demonstrated in China that will enable us to make claims about the efficacy of our products. Successful completion of clinical studies would allow advertising claims of “clinically proven” greatly enhancing our advertising campaigns and facilitating marketing efforts. To pursue clinical studies with respect to our products, we have developed preliminary collaborative relationships with proactive medical institutions, such as Johns Hopkins University, New York University and Columbia Presbyterian Hospital in the U.S. and the Traditional Chinese Medicine Institute in Hong Kong. We will not be able to pursue any such clinical studies without adequate financing. While we have only recently received bridge financing aggregating $225,000, we presently do not have commitments or understandings to receive sufficient financing to accomplish our business plan, including clinical trials. We believe that if we are able to obtain sufficient financing to conduct such clinical studies in the U.S. we will have the opportunity to establish and maintain a differential advantage over our competitors through clinical validation and a proactive regulatory strategy.

We also believe that if we are able to obtain sufficient financing we can further enhance our differential advantage over our competitors by planning pharmaceutical grade quality control and quality assurance standards for our products.

We believe that if we obtain sufficient financing to pursue our objectives, our company should be poised to take advantage of the accelerating domestic and global interest in botanical and alternative therapies. The U.S. Department of Health and Human Services, National Center for Health Statistics, estimates that the U.S. public spends between $36-$47 billion on “complementary and alternative” therapies (Complementary and Alternative Medicine Use Among Adults: United States, 2002 by Patricia M. Bames and Eve Powel-Griner; Advance Data No. 343, May 27, 2004). A survey conducted by the National Center for Complementary and Alternative Medicine as a part of National Health Institute Surveys studies in 2002 reported that 49.8% of U.S. adults use various forms of alternative and complementary therapies, with 19% of adults using natural products including herbal medicines. In a recent national survey, 64% of doctors reported that they have recommended complementary therapies to their patients (New York, NY, September 7, 2005). Finally, during the closing weeks of the 105th Congress, Senator Tom Harkin, the ranking member of the U.S. Senate Appropriations Subcommittee, shared with his colleagues a report developed by the Institute for Alternative Futures. The document noted that at the present, complementary and alternative approaches to health and medicine are among the fastest growing aspects of health care, and that while in 1990, one-third of the U.S. population used some form of alternative approach to health care, by the year 2010 it is expected that at least two-thirds of the population will use some form of alternative health care approach.

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

Clinical trials of the efficacy of AcnEase® in patients with acne have been performed in China. In these trials, approximately 95% of the patients aged 15 to 30 responded to AcnEase®. In patients aged 31 to 45, the level of effectiveness was approximately 80%. Based on anecdotal experience in the U.S. market, AcnEase has proven to be especially effective in addressing skin conditions associated with cystic acne or androgen induced acne in women. In addition, AcnEase® has demonstrated a high satisfaction rate among our present and past customers in the U.S. and U.K. who number approximately 25,000. Over the last five years of operations, fewer than 5% of our customers have returned AcnEase®, which we back with a 100% guarantee. In clinical studies performed in China and according to customer surveys, users typically respond within 2-3 weeks of their first use of AcnEase® and become blemish-free within four to six weeks.

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

We selected AcnEase® as our business model prototype to demonstrate our ability to identify herbal-based products and bring them to the mainstream marketplace in the U.S. and U.K. We launched AcnEase® in 2001. For the last five fiscal years, AcnEase® contributed approximately 98% of our revenues. AcnEase® has demonstrated high brand recognition, consistently ranking in the top three acne products searched on Google and Yahoo.

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

Our business plan contemplates our future acquisition of the intellectual property rights related to AcnEase®, including the formulation thereof, from AH USA; accordingly, on January 10, 2008, we entered into a Purchase Agreement with AH USA to effect this acquisition. In the event that we obtain sufficient financing and close on the purchase the formulation and other intellectual property rights relating to AcnEase®, AcnEase® would be manufactured in the U.S. on our behalf. In that event, all herbs for AcnEase® would be sourced from China using our contacts in Beijing. Such herbs would come from suppliers that practice cGAP (current Good Agricultural Practice) and the quality and identity confirmed by a herbalist/pharmacognocist. Routine quality control (QC) and identity tests would be performed on the raw materials. All extractions would initially be performed at inspected facilities in China (PRC) or Hong Kong. The extracts would then be shipped to the U.S. where QC analysis and all final product manufacturing testing and release would be performed in contract labs. Packaging and labeling would also be performed using contract manufacturers.

Pipeline Products

We have a number of other products in varying stages of development for which we will need additional time and financing before introduction to the market. These products include:

AcnEase® Skin Management System: This series of products will include a cleanser, toner, moisturizer, mask and topical acne treatment product.

Sexual Health: Our sexual health series line includes all natural products that address selected sexual disorders resulting from cardiovascular disease, use of anti-depressants, surgical procedures and other problems.

Energy Restoration: This product will address overall depletion of energy due to competitive sports, high-level stress, extensive sexual activities, as well as other conditions that are physically demanding on a long-term or temporary basis.

Additional Products: We have also researched expanding our line to include additional products in the areas of liver disease (including liver damage due to Hepatitis and Cirrhosis), prostate health for benign prostate hyperplasia (BPH), women’s sexual health, rheumatoid arthritis, antibiotic resistant chronic pulmonary infections and diabetes. We do not expect to be able to develop these products and bring them to market until we have raised substantial financing.

To date virtually all of our sales have been made through our website.

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

We sell products in the U.S., the United Kingdom and Continental Europe. Our long term plans include expanding into the Indian, Chinese and Australian markets after sufficient financing is received by our Company. In the U.K., we subcontract with a firm, Meads LLC of Nottingham, which handles order fulfillment, marketing and customer services for our customers in the U.K. and European Union. We also maintain relationships with advisors in Beijing and Shanghai, PRC.

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

Raw Materials

Raw materials for AcnEase® and one of our sexual health products are obtained from China. Raw materials can be obtained from several suppliers. We have an arrangement with Botanic Century in Beijing and David Pharma, Shijiazhuang to work as agents for the procurement of herbs and in some instances processing and testing of the raw materials. In addition, we retain CMM consultants (Oxford UK) to perform similar services. In the case of the sexual health product, it is not only the raw materials that are important but also the extraction and enrichment process that is proprietary. Final product manufacturing and release testing (QC) can eventually be performed in the United States following sourcing of the active ingredients in China. Raw materials for another of our sexual health products in the pipeline can be obtained from suppliers in the United States. All extractions are performed in the United States as is final production manufacturing packaging and labeling.

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

Working Capital Items

We carry varying amounts of inventory. We do not extend payment terms to customers or provide wholesale customers any rights to return merchandise. Retail customers in the U.S. are provided with a 100% money-back guarantee; however, the rate of returns is less than 5%.

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

Under DSHEA, companies that manufacture and distribute dietary supplements are allowed to make any of the following four types of statements with regard to nutritional support on labeling without FDA approval:

(i) a statement that claims a benefit related to a classical nutrient deficiency disease if it discloses the prevalence of such disease in the United States;

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

Research and Development

We limit the amount of expenditures relating to the development of new products through the use of co-licensing and co-development. We incur minimal research and development expenditures.

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

  On September 18, 2006, Herborium was acquired by Pacific Magtron International Corporation, Inc. (“PMIC”), a publicly traded Nevada Corporation, pursuant to a Merger Agreement and PMIC’s plan of reorganization in bankruptcy. The transaction was accomplished by the merger of a PMIC subsidiary into Herborium, with Herborium as the surviving corporation (the “Merger). Under the provisions of the Merger Agreement and the plan of reorganization, the stockholders of Herborium exchanged 100% of their common stock of the Company for 85% of the post-Merger PMIC common stock. The previously outstanding common shares of PMIC were cancelled under the plan of reorganization, and one new share of the Company was issued in exchange for each cancelled shares held by all PMIC shareholders, other than its majority shareholder, Advanced Communications Technologies, Inc (“ACT”). A total of 11,454,300 shares were issued to the shareholders of ACT in exchange for the cancellation of the PMIC shares and ACT’s contribution of $50,000 to the bankruptcy. Shares of our common stock have been distributed to PMIC shareholders. Following this distribution, as well as certain other distributions that are included in the plan of reorganization, an aggregate of 108,567,080 shares of common stock of Herborium Group was issued and outstanding as of November 30, 2006. This number of shares was used in the calculation of net loss per share for the year then ended on a retroactive basis.

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

ITEM 2. DESCRIPTION OF PROPERTY

Currently, we maintain our office at Park 80W Plaza II, Suite 200, Saddle Brook, NJ 07663. Fulfillment and customer service are performed from space at 985 Carteret Ave. in Union, New Jersey, the home of Dr. Gilligan. We also rent warehouse space to house inventory in New Jersey.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Price Range Of Common Stock

Our common stock is presently traded on the Over-the-Counter Bulletin Board under the symbol HBRM; PMIC was formerly traded on the Over-the-Counter Bulletin Board under the symbol PMICQ.OB. The following table shows the high and low sale prices for 2005, 2006 and 2007 in dollars per share as reported by the OTC Bulletin Board. These may not be the prices that you would sell or would pay to purchase a share of our common stock during the periods shown.

	High	Low
Fiscal Year Ended November 30, 2007
Quarter Ended February 28, 2007	$0.10	$0.04
Quarter Ended May 31, 2007	0.06	0.02
Quarter Ended August 31, 2007	0.03	0.01
Quarter Ended November 30, 2007	0.01	0.01

Fiscal Year Ended November 30, 2006*
Quarter Ended March 31, 2006	$0.03	$0.02
Quarter Ended June 30, 2006	0.05	0.02
Quarter Ended August 31, 2006	0.04	0.02
Quarter Ended November 30, 2006	0.06	0.02

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

Recent Sales Of Unregistered Securities

We had no sales of unregistered securities during the fiscal year ended November 30, 2007.

Issuer Purchases of Equity Securities

We did not make any purchases of equity securities during the fiscal year ended November 30, 2007.

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

GENERAL

We provide unique, natural and complementary healthcare related products to consumers and healthcare professionals seeking alternative answers to the management of healthcare issues not currently met by standard Western medicine. Our products are botanical supplements comprised of unique herbal formulations. We select products that have a record of clinical efficacy and safety established in China; however, these products have not been evaluated according to standards of clinical efficacy and safety applicable to pharmaceutical products sold in the United States and other countries, and because these products are herbal-based, they are not recognized as pharmaceuticals by the Food and Drug Administration (the "FDA").

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

c.	Shipping and handling costs

Shipping and handling costs associated with outbound freight amounted to approximated $50,000 and $46,000 for the years ended November 30, 2007 and 2006, respectively, and were charged to cost of sales.

d.	Property and equipment

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

e.	Advertising

It is the Company’s policy to expense advertising costs as they are incurred. Advertising expenses for the years ended November 30, 2007 and 2006 were approximately $192,000 and $199,000, respectively.

f.	Estimates

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

g.	Revenues

The Company recognizes revenue when inventory is shipped to its customers.

h.	Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial position, results of operations and cash flows.

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS 109. FIN No. 48 provides a comprehensive model for the recognition, measurement and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. The Company adopted FIN No. 48 effective beginning on December 1, 2007. The adoption of this interpretation did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective beginning on December 1, 2008. We are currently evaluating the impact this new Standard could have on our financial position and results of operations.

The FASB has issued Statement No. 141 (R), “Business Combinations”. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the “purchase method”) be used, and applies to the all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The statement is effective for transactions within the annual reporting period beginning on or after December 15, 2008. Management does not expect this pronouncement to have a significant impact on the financial statements of the Company.

The FASB has issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and is effective for periods beginning on or after December 15, 2008. Management does not expect this pronouncement to have a significant impact on the financial statements of the Company.

FINANCIAL CONDITION

We had net losses of $643,000 and $340,000 during the years ended November 30, 2007 and 2006, respectively. As of November 30, 2007, we had cash and total current assets of $2,000 and $45,000, respectively, and current liabilities of $1,223,000, with obligations aggregating $640,000 for trade creditors and accrued expenses, $129,000 for credit card obligations, $166,000 payable for line of credit obligations, $51,000 for amounts due to others, $35,000 for amounts due to related parties and $201,000 for amounts due to stockholders. We have been operating at a loss since inception and have been funding these losses in a number of ways, including lines of credit, credit card debt, advances from stockholders and others and entering into subscription agreements with “friends and family” for investment funds. While we have recently received bridge financing aggregating $225,000, we are actively seeking a substantial amount of equity or debt financing to accomplish our business plan, we do not have commitments for such financing. Our working capital at November 30, 2007, is not sufficient to meet our working capital needs for the next twelve-month period and we will need to obtain additional financing from one or more of the sources described above, or an entirely new source.

To date we have not obtained adequate equity or debt financing to enable us to implement our business plan. As a result of the lack of financial resources, a condition unfavorably impacting us since inception, revenue and profitability have not increased as we believe would have otherwise been the case. Without sufficient financing, we have not been able to (i) acquire ownership of several products, particularly the intellectual property rights to, and formulation of, our principal product, AcnEase®, (ii) market and promote our products, (iii) conduct certain clinical trials that would further such marketing and promotional activities and (iv) hire additional employees.

RELATED PARTY TRANSACTIONS

During the fiscal years ended November 30, 2007 and 2006, the Company's due to stockholders obligation increased by $47,000 and $25,000 to $201,000 and $154,000, respectively. During the fiscal years ended November 30, 2007 and 2006, the Company's due to related parties obligation increased by $22,000 and $13,000 to $35,000 and $13,000, respectively.

COMPARISON OF THE FISCAL YEAR ENDED NOVEMBER 30, 2007 TO THE FISCAL YEAR ENDED NOVEMBER 30, 2006

Overall Results of Operations

For the fiscal year ended November 30, 2007, we incurred a net loss of $643,000, an increase of $303,000 from the net loss of $340,000 for the comparable prior year period. The increase in net loss in the fiscal 2007 compared to fiscal 2006 period is principally attributable to an increase in general and administrative expenses.

Sales

Net sales for the fiscal year ended November 30, 2007 were $762,000 compared to $828,000 for the fiscal year ended November 30, 2006. The decrease of $66,000, or 8%, can be attributed to both the adverse effect of a temporary closing of the United Kingdom office for reorganization of fulfillment services and a change in its management, and a temporary strike by the primary delivery service utilized in that country, partially offset by a modest increase in sales in other European countries and the increase in sales experienced in the United States due to increased awareness of AcnEase, the Company’s principal product, resulting from web-based promotion activities and growth in distributor orders.

Gross Profit

Gross profit decreased to $380,000 for the fiscal year ended November 30, 2007 compared to $485,000 for the fiscal year ended November 30, 2006, a decrease of $105,000, or 21.7%, with gross margin decreasing to 49.9% from 58.6% for the prior period. The decrease in gross profit is attributable to both the decrease in net sales as well as the decreased gross margin. The decrease in gross margin was caused by the temporary operational issues in the United Kingdom, which partially offset an improvement earlier in the year in the average selling price received for AcnEase due to a change in the mix of distribution channels.

Operating Expenses

Total operating expenses increased by $196,000, or 25.2%, to $976,000 for the fiscal year ended November 30, 2007, from $779,000 for the fiscal year ended November 30, 2006, principally attributable to an increase in selling and administrative expenses for non-cash stock-based consulting fees and officer salary expense accrued but not paid, partially offset by a decrease in legal fees and website development expenditures.

Other Expense

Interest expense increased slightly to $46,000 from $45,000 for the fiscal year ended November 30, 2007 as compared with the fiscal year ended November 30, 2006, as interest bearing debt and related interest rates remained constant.

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

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2007, we had a cash balance of $2,077 and a negative cash flow from operations of $86,000 for the year then ended. We have been operating at a loss since inception and have been funding these losses in a number of ways, including lines of credit, credit card debt, advances from stockholders and others and entering into subscription agreements with “friends and family” for investment funds. While we have recently received bridge financing aggregating $225,000, we are actively seeking a substantial amount of equity or debt financing to accomplish our business plan, we do not have commitments for such financing. Our working capital at November 30, 2007, is not sufficient to meet our working capital needs for the next twelve-month period and will need to obtain additional financing from one or more of the sources described above, or an entirely new source.

The Company has contractual obligations of $582,400 as of November 30, 2007. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations (as of November 30, 2007)
	Total	1 Year or Less	More Than 1 Year
Credit cards payable	$129,077	$129,077	$—
Lines of credit payable	166,372	166,372	—
Due to others	50,895	50,895	—
Due to related parties	35,000	35,000	—
Due to stockholders	201,056	201,056	—
Total Contractual Obligations	$582,400	$582,400	$—

Below is a discussion of our sources and uses of funds for the years ended November 30, 2007 and 2006.

Net Cash Used In Operating Activities

Net cash used in operating activities was $86,000 and $24,000 in the fiscal years ended November 30, 2007 and 2006, respectively. The use of cash in operating activities for the fiscal year ended November 30, 2007 was principally the result of a net loss of $643,000, partially offset by an increase of $293,000 in accounts payable and accrued expenses and non-cash expenses of $220,000. The use of cash in operating activities for the fiscal year ended November 30, 2006 was principally the result of a net loss of $340,000, partially offset by an increase of $308,000 in accounts payable and accrued expenses.

Net Cash Used In Investing Activities

During the fiscal years ended November 30, 2007 and 2006, net cash used in investing activities was $4,000 and $10,000, respectively, which principally consisted of $4,000 and $9,000, respectively, for the acquisition of other assets, principally trademark costs.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the fiscal year ended November 30, 2007 amounted to $87,000, principally attributable to an increase of $47,000 in amounts due to stockholders, an increase of $29,000 in amounts due to others and an increase of $22,000 in amounts due to related parties. Net cash provided by financing activities for the fiscal year ended November 30, 2006 amounted to $39,000, principally attributable to an increase of $25,000 in amount due to stockholders, an increase of $13,000 in amount due to related parties, an increase in credit card debt payable of $13,000, partially offset by payments on lines of credit payable of $7,000 and long-term debt of $5,000.

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

We are a company with a limited history of operations, and do not expect to significantly increase ongoing revenues from operations in the immediately foreseeable future. To date, we have not been profitable. We had a net loss of $643,000 during the fiscal year ended November 30, 2007. Our losses have resulted principally from costs incurred in product development, including product testing and selection, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

We require funds in excess of our existing cash resources to fund operating deficits, develop new products, purchase additional rights to existing products, establish and expand our manufacturing capabilities, and finance general and administrative and research activities. In particular, we will need additional capital to:

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

Like other retailers, distributors and manufacturers of products that are designed to be ingested, we face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We intend to obtain general liability coverage of $3 to $5 million that will include product liability coverage; however, presently we have no such coverage. Because our policies will be purchased on a year-to-year basis, industry conditions or our own claims experience could make it difficult for us to secure the necessary insurance at a reasonable cost. In addition, we may not be able to secure insurance that will be adequate to cover liabilities. We generally do not obtain contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification is limited by its terms and, as a practical matter, by the creditworthiness of the other party. In the event that we do not have adequate insurance or contractual indemnification, liabilities relating to defective products could require us to pay the injured parties’ damages which may be significant compared to our net worth or revenues.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (“SOX”) and new Securities and Exchange Commission regulations, are creating uncertainty for public companies. Our management team will be required to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which may lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Compliance with Rule 404 of SOX will be required for the fiscal year ending November 30, 2008, for which we will incur additional expenses in fiscal 2008.

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

Under applicable NASD Rules, if we are delinquent in our reporting obligations three times in a 24-month period and/or are actually removed from the OTC Bulletin Board for failure to file two times in a 24-month period, in each case, we would be ineligible for quotation on the OTC Bulletin Board for a period of one year. On April 5, 2006, we received notice from the OTC Bulletin Board that unless we cured our delinquency in filing the Annual Report on Form 10-K for the year ended December 31, 2005 prior to the expiration of the grace period (May 5, 2006), our common stock would be removed from the OTC Bulletin Board effective May 9, 2006. We cured this delinquency with the filing of our Annual Report on Form 10-K filed on May 1, 2006. On March 2, 2007, we received notice from the OTC Bulletin Board that unless we cured our delinquency in filing the Annual Report on Form 10-K for the year ended November 30, 2006 prior to the expiration of the grace period (April 2, 2007), our common stock would be removed from the OTC Bulletin Board effective April 3, 2007. We cured this delinquency with the filing of our Annual Report on Form 10-K filed on March 29, 2007. To date, we have been delinquent two times in the past 24-month period. Should quotation of our common stock on the OTC Bulletin Board or a similar facility cease for any reason, the liquidity of our common stock and our ability to raise equity capital would likely decrease.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 3, 2007, the Company received notice that Berenson LLP (“Berenson”), the Company’s independent registered public accountants, had combined with J.H. Cohn LLP (“J.H. Cohn”), with J.H. Cohn as the surviving entity. On May 31, 2007, the Company’s Board of Directors approved the engagement of J.H. Cohn as Berenson’s successor to continue as the Company’s independent registered public accountants for the fiscal year ending November 30, 2007.

       The report of Berenson on the financial statements of the Company as of and for the fiscal year ended November 30, 2006 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Berenson’s report on the Company’s financial statements for fiscal year ended November 30, 2006 did contain an explanatory paragraph regarding their substantial doubt as to the Company’s ability to continue as a going concern, and the lack of any adjustments to the financial statements that might result from that circumstance.

      During the Company’s fiscal year ended November 30, 2006 and subsequent interim periods preceding the engagement of J.H. Cohn, there were no disagreements between the Company and Berenson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Berenson, would have caused Berenson to make reference to the subject matter of the disagreements in connection with its audit reports on the Company’s financial statements. During the Company’s past fiscal year and the interim period through the engagement of J.H. Cohn, Berenson did not advise the Company of any of the matters specified in Item 304(a)(1)(iv)(B) of Regulation S-B.

On February 28, 2006, we dismissed Weinberg & Co., P.A. ("Weinberg") as the auditor for Pacific Magtron International Corp. Effective February 28, 2006, we engaged Berenson, subject to the U.S. Bankruptcy Court's approval, to serve as the independent public accountants to audit our consolidated financial statements for the calendar year ending December 31, 2005. Weinberg's report on our consolidated financial statements for the calendar year ended December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that Weinberg's report on our consolidated financial statements for the calendar year ended December 31, 2004 did contain a modification paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. During our past calendar years and the interim period through February 28, 2006, we had no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Weinberg's satisfaction, would have caused Weinberg to make reference to the subject matter of the disagreement in connection with its report. During our past calendar year and the interim period through February 28, 2006, Weinberg did not advise us of any of the matters specified in Item 304(a)(1)(B) of Regulation S-B. During our calendar year ended December 31, 2004, and the interim period through February 28, 2006, we have had no consultations with Berenson concerning: (a) the application of accounting principles to a specific transaction or the type of opinion that might be rendered on our financial statements as to which we received oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or (b) any disagreements, as defined in Item 304(a)(1) of Regulation S-K. The appointment of Berenson as independent public accountants was recommended and unanimously approved by our Board of Directors.

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Based on her evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2007, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the company’s management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)	Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended November 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names of our directors and executive officers, their ages and the positions they currently hold. Each such person became an officer and/or director of the company immediately after the closing of the merger. The positions that Drs. Olszewski and Gilligan held with Herborium prior to the merger are described in the biographical information set forth below.

Name	Age	Position
Dr. Agnes P. Olszewski	51	Chief Executive Officer, Chief Financial Officer and Director

Dr. James P. Gilligan	56	Consultant and Director

Max G. Ansbacher	71	Director

Wayne I. Danson	54	Director

Dr. Agnes Olszewski. Dr. Olszewski is a co-founder of Herborium, Inc. and served as co-Chief Executive Officer and President Business Development and director of Herborium, Inc. since its inception in 2000 until the merger. She was appointed as our Chief Executive Officer, Acting Chief Financial Officer and director concurrently with the closing of the merger. In addition, concurrently with the closing of the merger, she was appointed director of our subsidiary Herborium. Until such time as we receive a minimum of $1,250,000 of financing, Dr. Olszewski will not devote her full time to our company, and will continue to engage in her activities as a professor. Dr. Olszewski has over 20 years experience in business strategy, strategic marketing management and international business. She holds M.A. in Consumer Psychology and Ph.D. degrees from Warsaw University, Poland, and an M.B.A. degree from Fordham University, New York City. Dr. Olszewski has been a consultant and a team leader on strategic management and competitive marketing strategies for leading American corporations, as well as foreign companies and institutions. In her capacity as an international consultant, she had lead multicultural negotiations and managed diverse teams of professionals. She has also been responsible for developing and implementing business and marketing strategies in the United States and foreign markets. After the collapse of communism in Central Europe, Dr. Olszewski formed A&T Global Marketing Inc., one of the first consulting firms in the U.S. focusing on the transfer of western management and financial know-how into transitional economies. A&T Global Marketing was also involved in advising American corporations on entry strategies into the emerging markets of Europe and Asia. Dr. Olszewski has successfully led the efforts to form Joint Ventures in Poland, China and France. She was President and Chief Executive Officer of G.O. International, Inc., which she co-founded with Dr. James P. Gilligan, a consulting firm specializing in business strategies for pharmaceutical industry and global technology transfer. G.O. International merged with Herborium, Inc. in June 2002.

Dr. James P. Gilligan. Dr. Gilligan is a co-founder of Herborium, Inc. and served co-Chief Executive Officer and President Product Development and director of Herborium, Inc. since its inception in 2000 until the merger. He was appointed as our director and as a director of our subsidiary Herborium concurrently with the closing of the merger. He is currently providing consulting services to us and has agreed to serve on a full-time basis as our President and Chief Operating Officer within six months after we receive a minimum of $2,500,000 of financing. He has over 25 years experience in the pharmaceutical and biotechnology industry. He received his Ph.D. in Pharmacology and Toxicology from the University of Connecticut, during which time he completed a special research fellowship at the Cleveland Clinic Atherosclerosis Research Unit. He performed his post-doctoral training at the Roche Institute of Molecular Biology. Dr. Gilligan is author or co-author of 15 U.S. patents, as well as multiple PCT patents and the author of numerous scientific publications. He also received a M.S. in International Business from Seton Hall University. Dr. Gilligan is Vice President of Product Development at Unigene Laboratories Inc. Fairfield, NJ, a biopharmaceutical company. He was a founding member of Unigene in 1981 and participated in the design of its R&D facility in 1983 and the cGMP biotechnology manufacturing facility in 1993. His responsibilities have included coordination of all U.S. and international pre-clinical research, toxicology, and regulatory filings as well as design and management of clinical studies.

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

Wayne I. Danson.  Mr. Danson was appointed as our director and as a director of our subsidiary Herborium.com concurrently with the closing of the merger. Prior to the merger, Mr. Danson served as Chief Executive Officer and as a director of LW. Mr. Danson was appointed a director on January 3, 2000, President on April 30, 2002 and Chief Executive Officer on June 7, 2005. Mr. Danson is the Managing Director and Founder of Danson Partners, LLC, a financial advisory firm specializing in middle market companies in the real estate and technology industries. Prior to forming Danson Partners, LLC in May 1999, Mr. Danson was Managing Director of PricewaterhouseCoopers LLP's Real Estate Capital Markets Group. Prior to rejoining PricewaterhouseCoopers in 1996, Mr. Danson was a Managing Tax Partner with Kenneth Leventhal & Company in New York and Washington D.C., where he was also Kenneth Leventhal's National Director of its International and Debt Restructure Tax Practices. Prior to his involvement with Kenneth Leventhal in 1988, Mr. Danson was a Managing Director with Wolper Ross & Co., Ltd. in New York, a closely-held financial services company specializing in financial tax, pension consulting, designing financial instruments and providing venture capital and investment banking services. Mr. Danson graduated with honors from Bernard M. Baruch College with a B.B.A. in Accounting and an M.B.A. in Taxation. He is a certified public accountant and a member of the AICPA and the New York State Society of CPAs.

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

Board Committees

We do not have an Audit Committee, and therefore have not determined whether we have an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. We also do not have a nominating or compensation committee. The functions of such committees are performed by the entire board. The Company believes that due to the small size of the Board, no separate nominating committee is necessary

Other Significant Employees

None.

Corporate Governance

In March 2007, we established a Code of Business Conduct and Ethics (the "Code"), applicable to all of our employees, including our principal executive, accounting and financial officers, which states that we are committed to the highest standards of legal and ethical conduct. This Code sets forth our policies with respect to the way we conduct ourselves individually and operate our business. The provisions of this Code are designed to deter wrongdoing and to promote honest and ethical conduct among our employees, officers and directors. The Code is attached as an exhibit to this report. We will satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding certain amendments to, or waivers of, any provision of our Code by posting such information on our corporate website. We will provide a copy of the Code, without charge, upon request. You may request a copy of the Code by writing to the Company’s corporate office located at Park 80W Plaza II, Suite 200, Saddle Brook, NJ 07663.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange requires that our directors and executive officers and any persons who own more than ten percent of our common stock file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file. As of the fiscal year ending November 30, 2007, Form 3 reports were not timely filed by James P. Gilligan and Max G. Ansbacher, directors of the Company.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation Herborium paid to Drs. Agnes P. during our last fiscal year ended November 30, 2007. Dr. Olszewski became our Chief Executive Officer and Acting Chief Financial Officer on September 18, 2006. During the fiscal year ended November 30, 2007, we had no other acting executive officer.

Name and Principal Position	Year	Salary ($)		All Other Compensation ($)		Total ($)
Dr. Agnes P. Olszewski	2007	$150,000	(1)		(2)	$150,000
Chief Executive Officer and Acting Chief Financial Officer

(1) Dr. Olszewski’s compensation for fiscal year 2007 has been accrued but not paid.

(2) Dr. Olszweski did not receive aggregate personal benefits or perquisites in excess of $10,000 during fiscal year 2007.

Outstanding Equity Awards at Fiscal Year-End

As of the end of our fiscal year 2007, there were no outstanding equity awards for our Chief Executive Officer and Acting Chief Financial Officer.

Long-Term Incentive Plans

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

Employment and Consulting Agreement; Post-Termination or Change-In-Control Payments

Agreement with Dr. Agnes P. Olszewski

On September 18, 2006, we entered into an employment agreement with Dr. Olszewski who will serve as President, Chief Executive Officer and Acting Chief Financial Officer until such time as we hire a controller or Chief Financial Officer. Dr. Olszewski has the position of Chairman of the Board of Directors. The employment agreement provides for an initial four-year term of employment, with an addition twelve-month extension at Dr. Olszewski’s option. Under the agreement, Dr. Olszewski is not required to work full-time until such time as we have received debt or equity financing in an aggregate of amount of $1,250,000 or more. Until we obtain such amount of financing, Dr. Olszewski will receive 75% of her base salary. Her annual base salary is $200,000 with a bonus equal to (i) for the first three years, 5% of EBITDA (as defined in the agreement) and (ii) thereafter 5% of Net Income before bonus (as defined in the agreement). She will be eligible for an additional bonus ranging from $75,000 to $200,000 in the event that our Pre-Tax Income for a fiscal year exceeds that of the prior fiscal year by 150% or more. Under the employment agreement,. Dr. Olszewski will be an eligible participant under one or more stock option plans adopted by us. Dr. Olszewski will be subject to non-competition provisions during the term of the agreement or until September 30, 2012 in the event that she extends the agreement for the additional twelve month period.

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

Agreement with Dr. James P. Gilligan

On September 18, 2006 we entered into a consulting and employment agreement with Dr. Gilligan who will serve as co-President and Chief Operating Officer. The agreement provides for an initial term of employment expiring on September 20, 2011, with an addition twelve-month extension at Dr. Gilligan’s option. Under the agreement, Dr. Gilligan’s employment will not commence until six months after we have received debt or equity financing in the aggregate amount of $2,500,000, and until such date, Dr. Gilligan will serve as a consultant to us at an hourly rate of $120 per hour and will be permitted to continue his full-time employment elsewhere. Upon his full-time employment, his annual base salary will be $200,000 with a bonus equal to (i) for the first three years, 5% of EBITDA (as defined in the agreement) and (ii) thereafter 5% of Net Income before bonus (as defined in the agreement. He will be eligible for an additional bonus ranging from $75,000 to $200,000 in the event that our Pre-Tax Income for a fiscal year exceeds that of the prior fiscal year by 150% or more. Under the employment agreement, Dr. Gilligan will be an eligible participant under one or more stock option plans adopted by us. Dr. Gilligan will be subject to non-competition provisions during the term of the agreement or until September 30, 2012 in the event that he extends the agreement for the additional twelve-month period.

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

 Compensation Committee Interlocks and Insider Participation

We do not currently have a separately designated compensation committee. Instead the entire Board of Directors makes executive officer compensation decisions. Prior to the merger, Herborium, Inc. had no compensation committee. See “Item 12. Certain Relationships and Related Transactions, and Director Independence” below for more information about related party transactions involving Drs. Olszewski and Gilligan.

 Directors Compensation

Our directors did not receive any cash or stock compensation for their services as a director in fiscal 2007, but were reimbursed for all of their out-of-pocket expenses incurred in connection with the rendering of services as a director. Dr. James P. Gilligan earned compensation pursuant to his consulting agreement with us during fiscal year 2007 as set forth below. Dr. Agnes P. Olszweski, our Chief Executive Officer and Acting Chief Financial Officer and a director, earned compensation pursuant to her employment agreement with us as set forth in the Summary Compensation Table on page 26.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)		Total ($)
Dr. James P. Gilligan	$0	$66,667	(2)	$66,667
Max G. Ansbacher	$0	-		$0
Wayne I. Danson	$0	-		$0

(1) No director receive aggregate personal benefits or perquisites in excess of $10,000 during fiscal year 2007.

(2) Dr. Gilligan earned compensation for fiscal year 2007 pursuant to his consulting agreement with us as described above under the heading “Employment and Consulting Agreements.” Such compensation has been accrued but not paid.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information about the beneficial ownership of our common stock as of February 22, 2008 for:

•	any person who owned more than five percent (5%) of our common stock;

•	each of our directors;

•	our executive officers named in the Summary Compensation Table in Part III - Item 10. Executive Compensation of this Annual Report on Form 10-KSB; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 117,567,080 shares of common stock outstanding as of February 22, 2008.

	Common Stock (1)
Name and Address of Stockholder	Amount and Nature of Beneficial Ownership(2)		Percent of Class (2)
Directors and Officers
Dr. Agnes P. Olszewski	44,811,063	(3)	38.1%
Herborium Group, Inc. 3 Oak Street Teaneck, New Jersey 07666

Dr. James P. Gilligan	42,992,563	(4)	36.6%
985 Carteret Ave Union, New Jersey 07083

Max G. Ansbacher	434,268		* %
515 Madison Avenue, 29th Floor New York, NY 10022

Wayne I. Danson	347,373	(5)	* %
420 Lexington Avenue, Suite 2739 New York, NY 10170

All Directors and Officers as a Group(4)	88,585,267		75.3%

* Less than 1 percent

(1)	The holders of common stock are entitled to one vote per share.

(2)
The number of shares of common stock and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act, and assume, on a stockholder by stockholder basis, that each stockholder has converted all securities owned by such stockholder that are convertible into common stock at the option of the holder currently or within 60 days of February 22, 2008.

(3)	Includes 515,693 shares of common stock held by Dr. Olszewksi’s son who resides in the same household.

(4)	Includes 434,268 shares of common stock held by Dr. Gilligan’s son who resides in the same household.

(5)	Mr. Danson’s shares were received as a distribution as a shareholder of Advanced Communications Technologies, Inc - See “Description of Business - Company History.”

Equity Compensation Plan Information

The following table sets forth information as of November 30, 2007 regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	None	$	N/A	None
Equity compensation plans not approved by security holders (1)	None	$	N/A	14,500,000
Total	None	$	N/A	14,500,000

(1)	Securities are issuable pursuant to the Company’s 2007 Stock Plan. See Note 10 (b) to the accompanying consolidated financial statements.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Financing of Herborium’s operations has been provided by equity investments amounting $200,000 and loans amounting to $201,000 as of November 30, 2007 from our founders, Drs. Olszewski and Gilligan, and aggregate funding from friends and family of approximately $274,500 as of November 30, 2007. The loans from founders are unsecured demand loans that do not bear interest. Funding from friends and family aggregating $188,500 was received pursuant to subscription agreements entered into in fiscal 2001 through 2005 in connection with a contemplated private placement of equity securities. Under the terms of the subscription agreements, the type of equity security to be issued to the investors will be determined through negotiation with the principal investors in the private placement, and the price to be paid by the investors will be the same as the principal investors in the financing. The number of shares to be received by each investor will be a function of the amount of capital raised from, and the price per share paid by, the principal investors. The subscription agreements do not have an expiration date, provisions for interest payments, nor the form of warrants in the event the private placement is to be in the form of debt. An additional $10,000 of funding from friends and family was received pursuant to two secured loan agreements. The loans are repayable at on or before January 14, 2008 with a 20% premium. In the event repayment is not made by that date, the obligations are to be satisfied with shares of common stock owned by the Company’s co-founders. Through February 22, 2008, no payments of principal or premium have been made, nor have any shares of common stock been transferred in satisfaction thereof.

DIRECTOR INDEPENDENCE

The Board of Directors currently consists of four members, two of whom are “independent” as defined under applicable rules of the SEC and The NASDAQ Stock Market LLC. The two independent members of the Board of Directors are Max G. Ansbacher and Wayne I. Danson. For a director to be considered independent, the Board must determine that the director has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Herborium does not have a separately designated audit, nominating or compensation committee or committee performing similar functions, and the full board performs the functions of these committees. Under the SEC’s independence requirements for audit committee members, neither Dr. Agnes P. Olszewski or Dr. James P. Gilligan is independent.

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

14	Code of Ethics

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm - J.H. Cohn LLP

23.2	Consent of Independent Registered Public Accounting Firm - Berenson LLP

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our independent registered public accounting firm, J.H. Cohn, has billed us (a) $45,000 in the fiscal year ended November 30, 2007 for the audit of the Company’s annual consolidated financial statements and for the review of the Company’s Form 10-KSB and (b) a total of $12,000 in the fiscal year ended November 30, 2007 for the review of our consolidated financial statements included in the Company’s Forms 10-QSB for the quarters ended May 31, 2007 and August 31, 2007.

Our predecessor independent registered public accounting firm, Berenson, has billed us (a) $6,250 in the fiscal year ended November 30, 2007 for the review of our consolidated financial statements included in the Company’s Forms 10-QSB for the quarter ended February 28, 2007, (b) $44,789 in the fiscal year ended November 30, 2006 for the audit of the Company’s annual consolidated financial statements and for the review of the Company’s Form 10-KSB and (c) $10,069 in the fiscal year ended November 30, 2006 for the review of our consolidated financial statements included in the Company’s Forms 10-QSB for the quarter ended August 31, 2006 and of our consolidated financial statements for the six months ended May 31, 2006 included in the Company’s Form 8-K.

Audit-Related Fees

No fees were billed in the fiscal year ended November 30, 2007 for audit-related services rendered by our independent registered public accounting firm, J.H. Cohn, for tax compliance, tax advice and tax planning services.

Our predecessor independent registered public accounting firm, Berenson, has billed us $5,984 in the fiscal year ended November 30, 2006 for audit-related services.

Tax Fees

No fees were billed in the fiscal year ended November 30, 2007 for professional services rendered by our independent registered public accounting firm, J.H. Cohn, for tax compliance, tax advice and tax planning services.

No fees were billed in the fiscal year ended November 30, 2006 for professional services rendered by our predecessor independent registered public accounting firm, Berenson, for tax compliance, tax advice and tax planning services.

All Other Fees

Other than the services described above, no other fees were billed by our independent registered public accounting firm, J.H. Cohn, for the fiscal year ended November 30, 2007.

Other than the services described above, no other fees were billed by our predecessor independent registered public accounting firm, Berenson, for the fiscal year ended November 30, 2007.

Policy For Pre-Approval Of Audit And Non-Audit Services

Our Company has not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, our Company does require approval in advance of the performance of professional services to be provided to our Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBORIUM GROUP, INC.

By:	/s/ Agnes P. Olszewski
Name: Agnes P. Olszewski
Title: Chief Executive Officer
Date: February 28, 2008

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Agnes P. Olszewski	Chief Executive Officer (Principal Executive Officer)
Agnes P. Olszewski	and Principal Financial and Accounting Officer) and Director	February 28, 2008

/s/ James P. Gilligan	Consultant and Director	February 28, 2008
James P. Gilligan

/s/ Max G. Ansbacher
Max G. Ansbacher	Director	February 28, 2008

Wayne I. Danson
Wayne I. Danson	Director	February 28, 2008

EXHIBIT INDEX

Exhibit No.	Description
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

14	Code of Ethics

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm - J.H. Cohn LLP

23.2	Consent of Independent Registered Public Accounting Firm - Berenson LLP

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HERBORIUM GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS

HERBORIUM GROUP, INC.

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-1a	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2007 AND 2006

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006

PAGES	F6 - F-14	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Herborium Group, Inc.

We have audited the accompanying consolidated balance sheet of Herborium Group, Inc. (the “Company”) as of November 30, 2007, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Herborium Group, Inc. as of November 30, 2007, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred net losses of $643,000 for the year ended November 30, 2007 and had a working capital deficiency of $1,177,000 and a stockholders’ deficiency of $1,144,000 as of November 30, 2007. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

New York, NY
February 28, 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Herborium Group, Inc.

We have audited the accompanying consolidated balance sheet of Herborium Group, Inc. (the “Company”) as of November 30, 2006, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Herborium Group, Inc. as of November 30, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred net losses of $340,000 for the year ended November 30, 2006 and had a working capital deficiency of $757,000 as of November 30, 2006. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berenson LLP

New York, NY
January 30, 2007

F-1a

HERBORIUM GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	November 30,
	2007	2006
ASSETS
Current assets:
Cash	$2,077	$4,649
Accounts receivable	4,772	5,416
Inventory	31,181	73,890
Prepaid expenses and other current assets	7,292	442
Total Current Assets	45,322	84,397
Property and equipment, net of accumulated depreciation	4,231	6,170
Other assets, net of accumulated amortization	28,997	27,728
Total Other Assets	33,228	33,898
TOTAL ASSETS	$78,550	$118,295

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$640,403	$344,655
Credit card debt payable	129,077	134,126
Lines of credit debt payable	166,372	172,913
Due to others	50,895	21,513
Due to related parties	35,000	13,000
Current portion of long-term debt	—	1,353
Due to stockholders	201,056	153,682
Total Current Liabilities	1,222,803	841,242
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 115,567,080 and 108,567,080 shares issued and outstanding at November 30, 2007 and 2006, respectively	27,000	20,000
Common stock subscribed; no shares issued and outstanding	188,500	188,500
Additional paid-in capital	500,500	180,000
Deferred consulting fees	(106,250)	—
Accumulated deficit	(1,754,003)	(1,111,447)
Total Stockholders’ Deficiency	(1,144,253)	(722,947)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$78,550	$118,295

The accompanying notes are an integral part of the consolidated financial statements.

HERBORIUM GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended November 30,
	2007	2006

NET SALES	$761,884	$827,755
COST OF SALES	381,653	342,349
GROSS PROFIT	380,231	485,406

OPERATING EXPENSES
Marketing and selling	237,246	286,399
General and administrative	738,321	493,016
TOTAL OPERATING EXPENSES	975,567	779,415

Loss from operations	(595,336)	(294,009)

OTHER EXPENSE
Interest expense	(45,659)	(44,748)
TOTAL OTHER EXPENSE	(45,659)	(44,748)

LOSS BEFORE PROVISION FOR INCOME TAXES	(640,995)	(338,757)

Provision for income taxes	1,560	1,000

NET LOSS	$(642,555)	$(339,757)
Basic and diluted loss per share	$(.01)	$-
Weighted average number of shares outstanding during the year - basic and dilutive	113,193,107	108,567,080

The accompanying notes are an integral part of the consolidated financial statements.

HERBORIUM GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIENCY

	Common Stock		Common Stock Subscribed		Additional Paid-in	Deferred Consulting	Accumulated
	Shares	Amount	Shares	Amount	Capital	Fees	Deficit	Total
BALANCE, DECEMBER 1, 2005	108,567,080	$20,000	-	$188,500	$180,000	$-	$(771,690)	$(383,190)
Net loss for the period	-	-	-	-	-	-	(339,757)	(339,757)
BALANCE, NOVEMBER 30, 2006	108,567,080	20,000	-	188,500	180,000	-	(1,111,447)	(722,947)
Common stock issued to consultant for services	7,000,000	7,000			320,500	(320,208)		7,292
Amortization of deferred consulting fees						213,958		213,958
Net loss for the period	-	-	-	-	-	-	(642,555)	(642,555)
BALANCE, NOVEMBER 30, 2007	115,567,080	$27,000	-	$188,500	$500,500	$(106,250)	$(1,754,003)	$(1,144,253)

The accompanying notes are an integral part of the consolidated financial statements.

HERBORIUM GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended November 30,
	2007	2006
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(642,555)	$(339,757)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,389	5,075
Stock-based consulting fees	215,574	-
Changes in assets (increase) decrease:
Accounts receivable	644	17,850
Inventory	42,709	(17,150)
Prepaid expenses and other assets	—	2,086
Changes in liabilities increase:
Accounts payable and accrued expenses	293,220	307,803
Net cash used in operating activities	(86,019)	(24,093)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of equipment	—	(687)
Purchase of amortizable assets	(3,720)	(9,274)
Net cash used in investing activities	(3,720)	(9,961)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Repayments of lines of credit debt	(6,541)	(6,550)
Repayments of long-term debt	—	(4,515)
Increase (decrease) in due to others	29,382	(1,137)
Increase in due to related parties	22,000	13,000
Increase in due to stockholders	47,374	24,927
Increase (decrease) in credit card debt payable	(5,048)	12,796
Net cash provided by financing activities	87,167	38,521

NET INCREASE (DECREASE) IN CASH	(2,572)	4,467
CASH, BEGINNING OF YEAR	4,649	182

CASH, END OF YEAR	$2,077	$4,649

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$—	$1,637
Interest	45,217	43,824

Supplemental disclosure on noncash financing activities:

The Company issued 7,000,000 shares of common stock valued at $320,000 in the year ended November 30, 2007 for consulting services.

The accompanying notes are an integral part of the consolidated financial statements.

HERBORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Herborium, Inc., (the “Company”) was incorporated in the State of Delaware on June 4, 2002, and is the surviving entity following a merger of G.O. International, Inc., a New Jersey corporation, with and into the Company effective June 6, 2002. The Company provides unique, natural and complementary healthcare related products to consumers and healthcare professionals seeking alternative answers to the management of healthcare issues not currently met by standard Western medicine. Its products are botanical supplements comprised of unique herbal formulations, referred to as botanical therapeutics, that have a record of clinical efficacy and safety established in China; however, these products have not been evaluated according to standards of clinical efficacy and safety applicable to pharmaceutical products sold in the United States and other countries, and because these products are herbal-based, they are not recognized as pharmaceuticals by the Food and Drug Administration (the "FDA"). The Company’s business model is based on (i) owning and/or marketing unique products with established clinical history in their country of origin, and (ii) a proactive approach to meeting the regulatory changes and challenges of the new healthcare marketplace. Historically, substantially all of the Company’s revenue has been derived from the sale of AcnEase through its corporate website.

On September 18, 2006, Herborium was acquired by Pacific Magtron International Corporation, Inc. (“PMIC”), a publicly traded Nevada Corporation, pursuant to a Merger Agreement and PMIC’s plan of reorganization in bankruptcy. The transaction was accomplished by the merger of a PMIC subsidiary into Herborium, with Herborium as the surviving corporation (the “Merger). Under the provisions of the Merger Agreement and the plan of reorganization, the stockholders of Herborium exchanged 100% of their common stock of the Company for 85% of the post-Merger PMIC common stock. The previously outstanding common shares of PMIC were cancelled under the plan of reorganization, and one new share of the Company was issued in exchange for each cancelled shares held by all PMIC shareholders, other than its majority shareholder, Advanced Communications Technologies, Inc (“ACT”). A total of 11,454,300 shares were issued to the shareholders of ACT in exchange for the cancellation of the PMIC shares and ACT’s contribution of $50,000 to the bankruptcy. Shares of our common stock have been distributed to PMIC shareholders. Following this distribution, as well as certain other distributions that are included in the plan of reorganization, an aggregate of 108,567,080 shares of common stock of Herborium Group was issued and outstanding as of November 30, 2006. This weighted average number of shares was used in calculations of net loss per share, presented on a retroactive basis, for the year ended November 30, 2006.

The Company’s merger with PMIC is treated as a recapitalization with no purchase price allocation. In connection with the merger, PMIC changed its name to Herborium Group, Inc. and adopted the fiscal year of Herborium Group, Inc. which is November 30.

2. BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $643,000 and $340,000 for the years ended November 30, 2007 and 2006, respectively. The Company had a working capital deficiency of $1,177,481 and $757,000 as of November 30, 2007 and 2006, respectively. Management is pursuing additional equity capital and debt financing in connection with the proposed acquisition of the AcnEase formula (See Note 13). However, there is no assurance that these efforts will be successful.  Our ability to generate sufficient profits and obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Herborium, Inc. and Herborium.com, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

HERBORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c. Cash and cash equivalents

The Company maintains its cash accounts in two commercial banks. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000 at each bank.

d. Inventory

Inventory, consisting of finished botanical therapeutic products, is stated the lower of cost or market and is valued on the first-in, first-out method. When net realizable value has fallen below cost, inventory is written down.

e. Shipping and handling costs

Shipping and handling costs associated with outbound freight amounted to approximated $50,000 and $46,000 for the years ended November 30, 2007 and 2006, respectively, and were charged to cost of sales.

f. Property and equipment

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

g. Advertising

It is the Company’s policy to expense advertising costs as they are incurred. Advertising expenses for the years ended November 30, 2007 and 2006 were approximately $192,000 and $199,000, respectively.

h. Estimates

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

j. Revenues

The Company recognizes revenue when inventory is shipped to its customers.

k. Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method, that could share in the earnings of an entity. During the fiscal years ended November 30, 2007 and 2006, the Company had no securities convertible into common stock that would, in any event, have been excluded from the calculation of diluted loss per share as their effect, because of the net loss, would have been anti-dilutive. During the fiscal years ended November 30, 2007 and 2006, the Company had an obligation to issue common stock pursuant to subscription agreements, as well as an obligation to grant warrants to purchase shares of common stock. Such shares, had the number thereof been determinable, would have been excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

HERBORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l. Allowance for doubtful accounts

The Company makes judgments as to its ability to collect outstanding trade receivables and provides allowances, if deemed necessary, for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices.

m. Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Management does not believe that the adoption of this pronouncement will have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS 109. FIN No. 48 provides a comprehensive model for the recognition, measurement and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. The Company adopted FIN No. 48 effective beginning on December 1, 2007. The adoption of this interpretation did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective beginning on December 1, 2008. We are currently evaluating the impact this new Standard could have on our financial position and results of operations.

The FASB has issued Statement No. 141 (R), “Business Combinations”. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the “purchase method”) be used, and applies to the all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The statement is effective for transactions within the annual reporting period beginning on or after December 15, 2008. Management does not expect this pronouncement to have a significant impact on the financial statements of the Company.

The FASB has issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and is effective for periods beginning on or after December 15, 2008. Management does not expect this pronouncement to have a significant impact on the financial statements of the Company.

HERBORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2007	2006

Machinery and equipment	$25,185	$25,185
Less: accumulated depreciation	(20,954)	(19,015)

	$4,231	$6,170

Depreciation expense amounted to $1,939 and $2,976 for the years ended November 30, 2007 and 2006, respectively.

4. OTHER ASSETS

Other assets consist of:

	2007	2006

Security deposit	$450	$—
Trademarks	37,761	34,491
Less: accumulated amortization	(9,213)	(6,763)

	$28,998	$27,728

Amortization expense amounted to $2,450 and $2,099 for the years ended November 30, 2007 and 2006, respectively. The company expects to amortize approximately $2,500 for each of the next five years.

5. DUE TO STOCKHOLDERS AND RELATED PARTIES

Amounts due to stockholders consist of unsecured demand loans to the Company with no specified terms, including the payment of interest, and, accordingly, this liability is included in current liabilities and no interest expense has been accrued. Repayment is not expected until such time as the Company has adequate funds available.

Amounts due to related parties consist of three unsecured demand loans to the Company, one in the amount of $25,000 with no specified terms, including the payment of interest, and, accordingly, this liability is included in current liabilities and no interest expense has been accrued, and two loans to the Company in the amount of $5,000 each payable in 90 days by January 14, 2008, bearing an interest premium of 20% or $1,000, secured by common stock of the cofounders. Through February 24, 2008, no payments of principal or premium have been made, nor have any shares of common stock been transferred in satisfaction thereof.

6. MAJOR SUPPLIER

For the years ended November 30, 2007 and 2006, the Company purchased all of its inventory from AH USA, a China-based business entity owned by the individual who is the inventor and sole owner of AcnEase, an acne product. The Company is party to a licensing agreement with AH USA under which the Company, as licensee, is the exclusive worldwide distributor of AcnEase. See Note 13.

HERBORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LINES OF CREDIT AND CREDIT CARD DEBT PAYABLE

The Company has entered into four revolving line of credit agreements with commercial banks. The credit agreements provide for aggregate borrowings of up to $187,500 and are payable on demand with no maturity dates set forth in the loan agreements. Borrowings under these facilities bear interest at rates ranging from prime plus 1.25% (8.75% at November 30, 2007) to 14%.

The Company also has entered into a number of standard credit card agreements that it uses for business expenses. Borrowings under these agreements, which have no set maturity dates, bear interest at rates ranging from 11.2% to 39.7%.

8. STOCKHOLDERS’ DEFICIENCY

a. Proceeds from subscription agreements

As of November 30, 2007 and 2006, the Company received $188,500 from investors pursuant to subscription agreements entered into in fiscal 2001 through 2005 in connection with a contemplated private placement of equity securities. Under the terms of the subscription agreements, the type of equity security to be issued to the investors will be determined through negotiation with the principal investors in the private placement, and the price to be paid by the investors will be the same as the principal investors in the financing. The number of shares to be received by each investor will be a function of the amount of capital raised from, and the price per share paid by, the principal investors.

The subscription agreements do not have an expiration date; no provisions for repayment; nor the manner of the form of the warrants in the event the private placement is to be in the form of debt.

Additionally, given that a private placement did not occur prior to certain deadlines, each investor is entitled to be granted a warrant to purchase additional shares in the equity security issued in the private placement, generally in an amount equal to the number of shares purchased under the subscription agreement at an exercise price equal to the closing price per share of the private placement. The number of warrants to be issued and the value thereof is not determinable. As of November 30, 2007, no warrants have been issued to such investors in connection with the subscription agreements.

b. Stock incentive awards

Commencing in fiscal 2002, the Company awarded to certain employees, consultants and advisors restricted common stock awards as incentive compensation. The Company has no formal plan with respect thereto. Under the terms of the individual stock award agreements, the number of shares to be received by each individual will be determined based on the terms of the aforementioned contemplated private placement. The awarded shares will vest immediately upon issuance within 90 days following the closing of financing for a minimum of $1 million, and will have piggyback registration rights. For the years ended November 30, 2007 and 2006, no expense was recorded for such awards.

9. INCOME TAXES

The Company has tax net operating loss carryforwards at November 30, 2007 of approximately $1.8 million expiring through 2025. Due to the merger (Note 1), the amount of carryforwards available to offset future taxable income is subject to limitation. The recorded deferred tax asset, representing the expected benefit from the future realization of net operating losses, net of a 100% valuation allowance, was $-0-.

Income tax expense consists of the following:

	2007	2006

Federal tax expense	$-	$-
State tax expense	1,560	1,000
	$1,560	$1,000

HERBORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES

a. Employment agreements

On September 18, 2006 the Company entered into an employment agreement with Dr. Olszewski who will serve as President, Chief Executive Officer and Acting Chief Financial Officer until such time as the Company hires a controller or Chief Financial Officer. Dr. Olszewski will have the position of Chairman of the Board of Directors. The employment agreement provides for an initial four-year term of employment, with an addition twelve-month extension at Dr. Olszewski’s option. Under the agreement, Dr. Olszewski is not required to work full-time until such time as the Company receives debt or equity financing in an aggregate of amount of $1,250,000 or more. Until the Company obtains such amount of financing, Dr. Olszewski will receive 75% of her base salary. Her annual base salary is $200,000 with a bonus equal to (i) for the first three years, 5% of EBITDA (as defined in the agreement) and (ii) thereafter 5% of Net Income before bonus (as defined in the agreement). She will be eligible for an additional bonus ranging from $75,000 to $200,000 in the event that the Company’s Pre-Tax Income for a fiscal year exceeds that of the prior fiscal year by 150% or more.

On September 18, 2006 the Company entered into a consulting and employment agreement with Dr. Gilligan who will serve as co-President and Chief Operating Officer. The agreement provides for an initial term of employment expiring on September 20, 2011, with an addition twelve-month extension at Dr. Gilligan’s option. Under the agreement, Dr. Gilligan’s employment will not commence until six months after the Company receives debt or equity financing in the aggregate amount of $2,500,000, and until such date, Dr. Gilligan will serve as a consultant to the Company at an hourly rate of $120 per hour and will be permitted to continue his full-time employment elsewhere. Upon his full-time employment, his annual base salary will be $200,000 with a bonus equal to (i) for the first three years, 5% of EBITDA (as defined in the agreement) and (ii) thereafter 5% of Net Income before bonus (as defined in the agreement). He will be eligible for an additional bonus ranging from $75,000 to $200,000 in the event that the Company’s Pre-Tax Income for a fiscal year exceeds that of the prior fiscal year by 150% or more.

Under the employment agreements, Dr. Olszewski and Dr. Gilligan each will be an eligible participant under one or more stock option plans adopted by the Company. Dr. Olszewski and Dr. Gilligan will be subject to non-competition provisions during the term of the agreements or until September 30, 2012 in the event that either extends their agreement for the additional twelve-month period. Dr. Olszewski’s and Dr. Gilligan’s employment may be terminated in the event of extended disability or incapacity or a “For Cause Event” as defined in the agreement. Dr. Olszewski and Dr. Gilligan may terminate their employment voluntarily with 180 days prior written notice, upon a material breach of the agreement by the Company with 10 days prior written notice and upon a “Change of Control” as defined in the agreement upon 90 days prior written notice. In the event of termination, Dr. Olszewski and Dr. Gilligan or their beneficiaries, as the case may be, will have the right to receive all accrued but unpaid base salary. In the event of death, termination based on a material breach by us or our termination of either party for any reason other than a For Cause Event, that party will be entitled to receive $600,000. In the event that employment is terminated for or after a Change of Control, that party will be entitled to receive an amount equal to the product of his or her base salary multiplied by 2.99. After (i) the expiration of the term (including an extension of one year by either party) or (ii) voluntary termination of the employment agreement, each individual may, at their or the Company’s option in the case of clause (i) or at our option in the case of clause (ii), act as a consultant to the Company for one year and receive compensation equal to 50% of his or her base salary.

As of November 30, 2007 and 2006, an aggregate of $362,000 and $145,000, respectively, of accrued and unpaid compensation for Dr. Olszewski and Dr. Gilligan under these agreements was included in accounts payable and accrued expenses.

HERBORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b. 2007 Stock Plan

On January 19, 2007, the Board of Directors of the Company approved the Herborium Group, Inc. 2007 Stock Plan (“Plan”) which provides for a maximum aggregate of 20 million shares of common stock to be issued upon grants of restricted stock or upon exercise of options granted under the Plan, as compensation and incentive to eligible employees, directors, consultants and advisors. On January 26, 2007, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to in connection with the Plan. See 10 (c) grants made under this plan.

c. Consulting agreements

On January 1, 2007, the Company entered into a two-year consulting agreement with an individual and, in consideration of the services to be provided pursuant to that agreement, the Company agreed to initially issue up to 9 million shares of the Company’s common stock pursuant and subject to the Plan, and when so issued, such shares shall be validly issued, fully paid and non-assessable, of which 7.5 million shares vested immediately, with 5.5 million shares being issued immediately. The remaining shares will vest over the term of the agreement, and, in the event certain transactions are consummated, up to an additional 3 million shares could be issued per the terms of the agreement. The shares issued and yet to be issued have been valued at $.05 per share based on the market value on the date granted for an aggregate cost of $450,000, which cost is being expensed over the period of the agreement. Accordingly, consulting expense in the amount of $169,000 was recorded in general and administrative expense during the year ended November 30, 2007.

On February 14, 2007, the Company entered into a two-year consulting agreement with a consulting firm and, in consideration of the services to be provided pursuant to that agreement, the Company agreed to issue up to 3 million shares of the Company’s common stock pursuant and subject to the Plan, and when so issued, such shares shall be validly issued, fully paid and non-assessable, of which 500,000 shares vested and were issuable immediately. Of the remaining shares, 500,000 will vest upon the occurrence of one or more transactions, as defined, and the remaining 2,000,000 will vest ratably on the sixth, ninth, twelfth and eighteenth month anniversaries of this agreement. The shares, 1,500,000 of which have been issued as of November 30, 2007, have been valued at $.035 per share based on the market value on the date granted for an aggregate cost of $105,000, which cost is being expensed over the period of the agreement. Accordingly, consulting expense in the amount of $45,000 was recorded in general and administrative expense during the year ended November 30, 2007.

d. Contingency

Due to the fact that the Company’s products are designed to be ingested, there is an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. The Company may be subject to contingencies that may arise from such matters such as product liability claims, legal proceedings, shareholder suits, as such, the Company is unable to estimate the potential exposure, if any. The Company accrues for such contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company has not recognized any liability as of November 30, 2007.

11. KEY EMPLOYEES

The Company relies extensively on the services of Drs. Agnes P. Olszewski and James P. Gilligan, its co-founders, who play key roles in all aspects of operations and management and the loss of their services would materially and adversely affect the Company’s prospects. Until the Company raises substantial financing, neither of these key individuals will be able to receive cash compensation.

12. SEGMENT INFORMATION

The Company applies Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”. For the fiscal years ended November 30, 2007 and 2006, the Company primarily operated in one segment - botanical therapeutics, with sales of AcnEase representing substantially all of the Company’s revenue.

HERBORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SUBSEQUENT EVENTS

a. Purchase agreement - intellectual property

On January 10, 2008, the Company and the individual owning the intellectual property rights related to AcnEase (the “Seller”) entered into a Purchase Agreement (“Agreement”) for the acquisition of all rights related to AcnEase, including the formulation thereof, all sourcing information, extraction procedures, manufacturing and packaging information as well as all related clinical and testing information and trade secrets. Consideration will consist of aggregate cash payments of $500,000 and common stock issuances of 5,428,354 shares. In accordance with the Agreement, 3,500,000 shares of the Company’s common stock were issued to Seller following the Agreement’s signing. Upon obtaining sufficient financing, the Company will make an initial payment of $450,000 to the Seller in return for all the aforementioned information regarding the acne product. The remaining portions of the purchase price, $50,000 cash and 1,928,354 shares of common stock, will be held in escrow and released when certain conditions are met, principally the successful manufacturing of the acne product on a commercial scale. The Agreement also requires the Company to purchase on an as-needed basis at a negotiated price any inventory of the acne product in the possession of the Seller at the time that the Company has the ability to manufacture the product.

b. Bridge financing transaction

Pursuant to a private offering, on February 19, 2008 and February 21, 2008, the “Company sold Units of its securities consisting of an aggregate $225,000 in principal amount of its Convertible Notes (the “Notes”), 225,000 shares of its common stock and warrants (the “Warrants”) exercisable for 450,000 shares of the common stock.

The Warrants are exercisable for a period of five years from issuance. Half of the Warrants are exercisable at $.025 per share and half are exercisable at $.50 per share, subject to certain adjustments, including, but not limited to, adjustments for stock splits, stock dividends, mergers and consolidations.

The Notes are convertible, beginning six months after issuance or, if earlier, the closing of a qualified financing or an acquisition of the Company, into shares of common stock in whole or in part from time to time at the option of the investors at a Conversion Price equal to $.025 or 80% of the issuance price in a qualified financing or in connection with an acquisition of the Company. The Notes define a qualified financing as the date upon which the Company completes the sale of common stock (or like security) for aggregate gross proceeds of at least $1.5 million. The Conversion Price is subject to certain customary adjustments, including, but not limited to, adjustments for stock splits, stock dividends, mergers and consolidation.

The Notes bear interest at the rate of 10% per annum, payable semi-annually in shares of the Company’s common stock valued, for this purpose, at $.025 per share.

Unless converted to Common Stock, the principal balance of the each Note is payable upon demand made any time after the first anniversary of the issuance of the Note, or upon a qualified financing or acquisition of the Company. In addition, the Company is required to set aside 5% of its gross revenues for redemption of the principal amount of the Notes. The set-aside revenues will be distributed to the Note holders semi-annually, pro rata in accordance with the outstanding principal balance of each Note.

Pursuant to a Registration Rights Agreement, the Company has agreed to include the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants, as well as the shares of common stock issued to the investors, in any registration statement filed by the Company under the Securities Act of 1933 with respect to the Company’s equity securities to be sold by the Company or any other stockholder.

The Company’s Board of Directors has authorized the sale of up to an additional $275,000 principal amount of the Notes, in Units together with 275,000 shares of common stock and Warrants exercisable for 550,000 shares of common stock

HERBORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Southridge Investment Group LLC is serving as the Company’s placement agent in connection with the offer and sale of the Notes, common stock and Warrants. In its capacity as placement agent, Southridge will be paid a cash fee equal to 10% of the gross proceeds received by the Company, as well as an expense allowance equal to 2% of the gross proceeds. In addition, Southridge will be issued Warrants exercisable for a number of shares of common stock equal to 10% of the aggregate shares issued by the Company in the private placement, assuming conversion and exercise of all of the Notes and Warrants. The placement agent warrants will be exercisable for 5 years at a price of $.03 per share. In its capacity as the Company’s financial advisor, Southridge is entitled to a retainer fee of 750,000 shares of the Company’s common stock, and one share for each $1 received by the Company in the private placement

None of the aforementioned shares of common stock have been issued as of February 25, 2008.