Form 10QSB
period 2008-02-29
HERBORIUM
filed 2008-04-14
CIK 1077050

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE EXCHANGE ACT OF 1934

Commission File Number 000-25277

Herborium Group, Inc.
(Exact Name Of Small Business Issuer As Specified In Its Charter)

Nevada
(State Or Other Jurisdiction Of
Incorporation Or Organization)

88-0353141
(I.R.S. Employer Identification No.)

Park 80W Plaza II, Suite 200, Saddle Brook, NJ 07663
(Address Of Principal Executive Offices)

(201) 291-2602
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

As of April 7, 2008, there were 119,067,080 shares of the registrant's common stock, par value $.001 per share, issued and outstanding.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

Transitional Small Business Disclosure Format (Check One):
Yes ☒ No ☐

HERBORIUM GROUP, INC.
INDEX TO FORM 10-QSB

Part I-Financial Information

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of February 29, 2008 (Unaudited) and November 30, 2007

Condensed Consolidated Statements of Operations for the Three Months Ended February 29, 2008 and February 28, 2007 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended February 29, 2008 and February 28, 2007 (Unaudited)

Condensed Consolidated Statement of Stockholders’ Deficiency for the Three Months Ended February 29, 2008 (Unaudited)

Notes to Condensed Consolidated Financial Statements as of February 29, 2008 (Unaudited)

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

ii

HERBORIUM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2008	November 30, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$109,232	$2,077
Accounts receivable	3,661	4,772
Inventory	41,920	31,181
Prepaid expenses and other current assets	7,292	7,292
Total current assets	162,105	45,322

Property and equipment, net of accumulated depreciation of $21,302-2008; $20,954-2007	3,883	4,231
Deferred financing costs, net of accumulated amortization of $828-2008	37,371	—
Other assets, net of accumulated amortization of $9,826-2008; $9,213-2007	52,584	28,997

TOTAL ASSETS	$255,943	$78,550
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$654,235	$640,403
Convertible notes payable	285,030	—
Credit cards payable	108,095	129,077
Lines of credit payable	164,165	166,372
Due to others	50,033	50,895
Due to related parties	20,000	35,000
Due to stockholders	193,682	201,056
Total current liabilities	1,475,240	1,222,803

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 119,067,080 shares issued and outstanding (115,567,080 - November 30, 2007)	30,500	27,000
Common stock subscribed; no shares issued and outstanding	188,500	188,500
Additional paid-in capital	516,250	500,500
Deferred consulting fees	(41,250)	(106,250)
Accumulated deficit	(1,913,297)	(1,754,003)
Total stockholders’ deficiency	(1,219,297)	(1,144,253)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$255,943	$78,550

See accompanying notes to condensed consolidated financial statements

HERBORIUM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	February 29,	February 28,
	2008	2007
NET SALES	$115,610	$215,359
COST OF SALES	53,344	76,005
GROSS PROFIT	62,266	139,354

OPERATING EXPENSES
Marketing and selling	27,745	75,715
General and administrative	179,788	147,614
TOTAL OPERATING EXPENSES	207,533	223,329

LOSS FROM OPERATIONS	(145,267)	(83,975)

Interest expense	(14,027)	(10,694)

NET LOSS	$(159,294)	$(94,669)

Net loss per share - basic and dilutive	$-	$-
Weighted average number of shares
outstanding during the period - basic and dilutive	116,792,355	110,552,636

See accompanying notes to condensed consolidated financial statements

HERBORIUM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months ended
	February 29,	February 28,
	2008	2007
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(159,294)	$(94,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,789	1,033
Stock-based professional and consulting fees	65,000	37,500
Changes in assets (increase) decrease:
Accounts receivable	1,111	1,304
Inventory	(10,740)	(6,994)
Prepaid expenses and other current assets	—	44
Changes in liabilities increase (decrease):
Accounts payable and accrued expenses	(1,136)	65,984
Net cash provided by (used in) operating activities	(103,270)	4,202
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of other assets	(4,950)	(2,000)
Net cash used in investing activities	(4,950)	(2,000)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Issuance of convertible notes payable	300,000	—
Deferred financing costs	(38,199)	—
Repayment of lines of credit, net	(2,207)	(1,790)
Repayment of long-term debt	—	(153)
Increase (decrease) in credit card payable, net	(20,983)	2,502
Increase (decrease) in due to others	(862)	9,343
Decrease in due to related parties	(15,000)	(10,000)
Decrease in due to stockholders	(7,374)	(4,780)
Net cash provided by (used in) financing activities	215,375	(4,878)
NET INCREASE (DECREASE) IN CASH	107,155	(2,676)
CASH, BEGINNING OF PERIOD	2,077	4,649

CASH, END OF PERIOD	$109,232	$1,973
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,027	$10,562

Supplemental disclosure of noncash investing and financing activities:

During the three months ended February 29, 2008, the Company issued 3,500,000 shares of common stock valued at $19,250 in connection with an asset acquisition.

During the three months ended February 28, 2007, the Company issued 5,500,000 shares of common stock and agreed to issue 3,500,000 shares of common stock valued at $450,000 for professional services.

See accompanying notes to condensed consolidated financial statements

HERBORIUM GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
(UNAUDITED)

	Common Stock		Common Stock Subscribed
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Deferred Consulting Fees	Accumulated Deficit	Total
BALANCE, December 1, 2007	115,567,080	$27,000	—	$188,500	$500,500	$(106,250)	($1,754,003)	($1,144,253)

Common stock issued in connection with an asset acquisition	3,500,000	3,500	—	—	15,750	—	—	19,250

Amortization of deferred consulting fees	—	—	—	—	—	65,000	—	65,000

Net loss for the period	—	—	—	—	—	—	(159,294)	(159,294)

BALANCE, February 29, 2008	119,067,080	$30,500	-	$188,500	$516,250	$(41,250)	($1,913,297)	($1,219,297)

See accompanying notes to condensed consolidated financial statements

HERBORIUM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2008
(UNAUDITED)

NOTE 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations, and cash flows of the Company. These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company’s consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s audited financial statements for the fiscal year ended November 30, 2007 included in its Annual Report on Form 10-KSB, and are not necessarily indicative of the results to be expected for the full year ending November 30, 2008. The consolidated balance sheet at November 30, 2007 has been derived from the audited financial statements for fiscal 2007.

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

On September 18, 2006, Herborium was acquired by Pacific Magtron International Corporation, Inc. (“PMIC”), a publicly traded Nevada Corporation, pursuant to a Merger Agreement and PMIC’s plan of reorganization in bankruptcy. The transaction was accomplished by the merger of a PMIC subsidiary into Herborium, with Herborium as the surviving corporation (the “Merger”). Under the provisions of the Merger Agreement and the plan of reorganization, the stockholders of Herborium exchanged 100% of their common stock of the Company for 85% of the post-Merger PMIC common stock. The previously outstanding common shares of PMIC were cancelled under the plan of reorganization, and one new share of the Company was issued in exchange for each cancelled shares held by all PMIC shareholders, other than its majority shareholder, Advanced Communications Technologies, Inc (“ACT”). A total of 11,454,300 shares were issued to the shareholders of ACT in exchange for the cancellation of the PMIC shares and ACT’s contribution of $50,000 to the bankruptcy. Shares of our common stock have been distributed to PMIC shareholders. Following this distribution, as well as certain other distributions that are included in the plan of reorganization, an aggregate of 108,567,080 shares of common stock of Herborium Group was issued and outstanding as a result of the merger.

The Company’s merger with PMIC is treated as a recapitalization with no purchase price allocation. In connection with the merger, PMIC changed its name to Herborium Group, Inc. and adopted the fiscal year of Herborium Group, Inc. which is November 30.

HERBORIUM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2008
(UNAUDITED)

NOTE 3. BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Accounting

The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $643,000 and $340,000 for the years ended November 30, 2007 and 2006, respectively. The Company had an excess of current liabilities over current assets of $1,313,000 and $1,177,000 as of February 29, 2008 and November 30, 2007, respectively. Management is pursuing additional capital and debt financing and the acquisition of the AcnEase formula (See Notes 4 and 5). However, there is no assurance that these efforts will be successful.

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

f.           Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method, that could share in the earnings of an entity. During the three month period ended February 29, 2008, the Company had securities convertible into common stock which have been excluded from the calculation of diluted loss per share as their effect, because of the net loss, would have been anti-dilutive. At February 29, 2008 and February 28, 2007, potentially dilutive securities totaled 28,846,000 and -0-, respectively.

At February 29, 2008 and February 28, 2007, the Company had an obligation to issue common stock pursuant to subscription agreements, as well as an obligation to grant warrants to purchase shares of common stock. Such shares, had the number thereof been determinable, would have been excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

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

HERBORIUM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2008
(UNAUDITED)

h.             Deferred Financing Costs

Costs associated with the Company’s debt obligations are capitalized and amortized over the life of the related debt obligation using the interest method.

i.            Recent accounting pronouncements

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

The FASB has issued Statement No. 141 (R), “Business Combinations”. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the “purchase method”) be used, and applies to all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The statement is effective for transactions within the annual reporting period beginning on or after December 15, 2008. Management does not expect this pronouncement to have a significant impact on the financial statements of the Company.

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

NOTE 4. MAJOR SUPPLIER

  For the three month periods ended February 29, 2008 and February 28, 2007, 100% of the Company purchases were from AH USA, a China-based business entity owned by the individual who is the inventor and sole owner of AcnEase, an acne product. The Company is party to a licensing agreement with AH USA under which the Company, as licensee, is the exclusive worldwide distributor of AcnEase.

HERBORIUM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2008
(UNAUDITED)

On January 10, 2008, the Company and the individual owning the intellectual property rights related to AcnEase (the “Seller”) entered into a Purchase Agreement (“Agreement”) for the acquisition of all rights related to AcnEase, including the formulation thereof, all sourcing information, extraction procedures, manufacturing and packaging information as well as all related clinical and testing information and trade secrets. Consideration will consist of aggregate cash payments of $500,000 and issuances of 5,428,354 shares of common stock. In accordance with the Agreement, 3,500,000 shares of the Company’s common stock having a value of $19,250 were issued to Seller following the Agreement’s signing. Upon obtaining sufficient financing, the Company will make an initial payment of $450,000 to the Seller in return for all the aforementioned information regarding the acne product. There is no date by which time the Company is required to obtain financing. The remaining portions of the purchase price, $50,000 cash and 1,928,354 shares of common stock, will be held in escrow and released when certain conditions are met, principally the successful manufacturing of the acne product on a commercial scale. The Agreement also requires the Company to purchase on an as-needed basis at a negotiated price any inventory of the acne product in the possession of the Seller at the time that the Company has the ability to manufacture the product. Included in other assets is $19,250 of costs related to this potential acquisition.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Pursuant to a private offering, during the month ended February 29, 2008, the Company sold Units of its securities consisting of an aggregate $300,000 in principal amount of its Convertible Notes (the “Notes”), 300,000 shares of its common stock and warrants (the “Warrants”) exercisable for 600,000 shares of common stock. In accordance with ETIF 00-27: Application of Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments”, the Company allocated certain amounts to the fair value of the shares of common stock and warrants to purchase common stock included in each Unit, as well as the 20% conversion discount applicable in certain circumstances. Based on this allocation, the indicated fair value of each Note (face value - $50,000) amounts to $47,505. The resulting discount of $2,495 is attributable to a warrant value of $1,662 and a common stock value of $833. At the time the aforementioned shares are issued, this amount will be reclassified from accrued expenses and credited to common stock and additional paid-in capital.

The Warrants are exercisable for a period of five years from issuance. Half of the Warrants are exercisable at $.025 per share and half are exercisable at $.05 per share, subject to certain adjustments, including, but not limited to, adjustments for stock splits, stock dividends, mergers and consolidations.

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

The Notes bear interest at the rate of 10% per annum, payable semi-annually in shares of the Company’s common stock valued at $.025 per share (currently trading at $.012 per share).

Unless converted to Common Stock, the principal balance of each Note is payable upon demand made any time after the first anniversary of the issuance of the Note, or upon a qualified financing or acquisition of the Company. In addition, the Company is required to set aside 5% of its gross revenues for redemption of the principal amount of the Notes. The set-aside revenues will be distributed to the Note holders semi-annually, pro rata in accordance with the outstanding principal balance of each Note.

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

The Company’s Board of Directors has authorized the sale of up to an additional $200,000 principal amount of the Notes, in Units together with 200,000 shares of common stock and Warrants exercisable for 400,000 shares of common stock. In March 2008, the Company sold additional Units of its securities consisting of an aggregate $75,000 in principal amount of its Convertible Notes, 75,000 shares of its common stock and warrants exercisable for 150,000 shares of the common stock.

HERBORIUM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2008
(UNAUDITED)

Southridge Investment Group LLC is serving as the Company’s placement agent in connection with the offer and sale of the Notes, common stock and Warrants. In its capacity as placement agent, Southridge is paid a cash fee equal to 10% of the gross proceeds received by the Company, as well as an expense allowance equal to 2% of the gross proceeds. In addition, Southridge will be issued Warrants exercisable for a number of shares of common stock equal to 10% of the aggregate shares issued by the Company in the private placement, assuming conversion and exercise of all of the Notes and Warrants. The placement agent warrants will be exercisable for 5 years at a price of $.03 per share. In its capacity as the Company’s financial advisor, Southridge is entitled to a retainer fee of 750,000 shares of the Company’s common stock, and one share for each $1 received by the Company in the private placement

None of the aforementioned shares of common stock have been issued as of April 7, 2008.

NOTE 6. LINES OF CREDIT AND CREDIT CARDS PAYABLE

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

NOTE 7. DUE TO STOCKHOLDERS

Due to stockholders consists of unsecured non-interest bearing demand loans to the Company with no specified terms, including the payment of interest, and, accordingly, this liability is included in current liabilities and no interest expense has been accrued. Substantial repayments of amounts owed are not expected until such time as the Company has adequate funds available.

NOTE 8. KEY EMPLOYEES

  The Company relies extensively on the services of Drs. Agnes P. Olszewski and James P. Gilligan, its co-founders, who play key roles in all aspects of operations and management and the loss of their services would materially and adversely affect the Company’s prospects. Until the Company raises substantial financing, neither of these key individuals will be able to receive cash compensation.

NOTE 9. CONSULTING AGREEMENT

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

  On January 1, 2007, the Company entered into a two-year Consulting Agreement with an individual and in consideration of the services to be provided pursuant to the Financial Consulting Agreement, the Company agreed to initially issue up to 9 million shares of the Company’s common stock pursuant and subject to the Plan, and when so issued, such shares shall be validly issued, fully paid and non-assessable, of which 7.5 million shares will vest immediately, with 5.5 million shares being issued immediately. The remaining shares will vest over the term of the Consulting Agreement, and, in the event the Company acquires the AcnEase formula, up to an additional 3 million shares could be issued per terms of the Consulting Agreement. The shares issued and yet to be issued have been valued at $.05 per share based on the market value on the date granted for an aggregate cost of $450,000, which cost is being expensed over the period of the agreement. Accordingly, consulting expense in the amount of approximately $56,000 and $37,500 was recorded in general and administrative expense during the three months ended February 29, 2008 and February 28, 2007, respectively.

HERBORIUM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2008
(UNAUDITED)

  On February 14, 2007, the Company entered into a two-year consulting agreement with a consulting firm and, in consideration of the services to be provided pursuant to that agreement, the Company agreed to issue up to 3 million shares of the Company’s common stock pursuant and subject to the Plan, and when so issued, such shares shall be validly issued, fully paid and non-assessable, of which 500,000 shares vested and were issuable immediately. Of the remaining shares, 500,000 will vest upon the occurrence of one or more transactions, as defined, and the remaining 2,000,000 will vest ratably on the sixth, ninth, twelfth and eighteenth month anniversaries of this agreement. The shares, 1,500,000 of which have been issued as of November 30, 2007, have been valued at $.035 per share based on the market value on the date granted for an aggregate cost of $105,000, which cost is being expensed over the period of the agreement. Accordingly, consulting expense in the amount of approximately $9,000 was recorded in general and administrative expense during the three months ended February 29, 2008.

Item 2. Management's Discussion And Analysis Or Plan Of Operation

The following is management's discussion and analysis of certain significant factors that will or have affected our financial condition and results of operations. The discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report and included in the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007. In addition to historical information, the following discussion and other parts of this quarterly report contain words such as “may,” "estimates," "expects," "anticipates," "believes," “plan,” "grow," "will," “could,” "seek," “continue,” “future,” “goal,” “scheduled” and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, the Company's ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, and competitive market conditions in the Company's existing lines of business, as well as other risks and uncertainties. See “Risk Related To Our Business” and “Risks Related To Our Stock” below.

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

FINANCIAL CONDITION

We had net losses of $159,000 and $643,000 for the three months ended February 29, 2008 and the year ended November 30, 2007, respectively. As of February 29, 2008, we had cash and current assets of $109,000 and $162,000, respectively, and current liabilities of $1,475,000, with obligations aggregating $654,000 for trade creditors and accrued expenses, $108,000 for credit card obligations, $164,000 payable for line of credit obligations, $50,000 for amounts due to others, $20,000 for amounts due to related parties and $194,000 for amounts due to stockholders. We have been operating at a loss since inception and have been funding these losses in a number of ways, including lines of credit, credit card debt, advances from stockholders and others and entering into subscription agreements with “friends and family” for investment funds. As described in Note 5 to the accompanying consolidated financial statements, we obtained $300,000 of debt financing ($262,000 net of financing costs) during the three month period ended February 29, 2008. We continue to actively seek additional substantial equity or debt financing; however, we have received no commitments for such financing except for an additional $75,000 ($66,000 net of financing costs) received in March 2008. Our working capital at February 29, 2008, despite the aforementioned financing, is not sufficient to meet our working capital needs for the next twelve-month period and we will need to obtain additional financing from one or more sources.

Our independent registered public accounting firm added an explanatory paragraph to their audit reports issued in connection with our fiscal 2007 and 2006 financial statements, which states that there is substantial doubt about our ability to continue as a going concern. Our ability to generate sufficient profits and obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RELATED PARTY TRANSACTIONS

During the three months ended February 29, 2008 and February 28, 2007, the Company's due to stockholders obligation decreased by $7,000 and $5,000, respectively. During the three months ended February 29, 2008 and February 28, 2007, the Company's due to related parties obligation decreased by $15,000 and $10,000, respectively.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 29, 2008 TO THE THREE MONTHS ENDED FEBRUARY 28, 2007

Summary Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the three months ended February 29, 2008 and February 28, 2007:
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	46.1	35.3
Gross profit	53.9	64.7
Operating expenses	179.5	103.7
Loss from operations before other expense	(125.7)	(39.0)
Other expense	(12.1)	(5.0)
Net loss	(137.8)%	(44.0)%

Sales

Net sales for the three months ended February 29, 2008, were $116,000 compared to $215,000 for the three months ended February 28, 2007. The decrease of $100,000, or 46.3%, can be principally attributed to a decrease in internet sales in the United States resulting from changes in the Company’s providers of e-commerce, hosting and web-managing services, which temporarily decreased internet visibility, traffic and conversion rate. These changes were undertaken to enhance the Company’s long-term ability to generate online sales volume.

Gross Profit

Gross profit decreased to $62,000 for the three months ended February 29, 2008 compared to $139,000 for the three months ended February 28, 2007, a decrease of $77,000 or 55.3%, with gross margin decreasing to 53.9% from 64.7% for the prior period. The decrease in gross profit is principally attributable to decrease in sales volume and, to a lesser extent, to the lower realized gross margin. This decrease in gross margin is a result of increased use of product sales promotions in a form of price incentives offered in response to the matters described above.

Operating Expenses

Total operating expenses decreased by $16,000, or 7.1%, to $208,000 for the three months ended February 29, 2008, from $223,000 for the three months ended February 28, 2007. The $48,000 decrease in marketing and selling expenses is principally due to a decrease in on-line advertising and promotion expense of $26,000 during the period of website design and programming described above since the effectiveness of such expenses would have been diminished, and smaller decreases in a number of expense categories. The $32,000 increase in general and administrative expenses was principally attributable an increase of $27,000 in noncash consulting expense to expense grants of common stock over the term of the related consulting agreements.

Other Income (Expense)

Interest expense increased to $14,000 from $11,000 for the three months ended February 29, 2008 as compared with the three months ended February 28, 2007, or $3,000, as interest rates and debt outstanding were relatively constant during both periods.

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

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2008, we had a cash balance of $109,000 and a negative cash flow from operations of $103,000 for the three-month period then ended. We have been operating at a loss since inception and have been funding these losses in a number of ways, including lines of credit, credit card debt, advances from stockholders and entering into subscription agreements with “friends and family” for investment funds. As described in Note 5 to the accompanying consolidated financial statements, we obtained $300,000 of debt financing ($262,000 net of financing costs) during the three month period ended February 29, 2008. We continue to actively seek additional substantial equity or debt financing; however, we have received no commitments for such financing except for an additional $75,000 ($66,000 net of financing costs) received in March 2008. Our working capital at February 29, 2008, despite the aforementioned financing, is not sufficient to meet our working capital needs for the next twelve-month period and we will need to obtain additional financing from one or more sources.

Our independent registered public accounting firm added an explanatory paragraph to their audit reports issued in connection with our fiscal 2007 and 2006 financial statements, which states that there is substantial doubt about our ability to continue as a going concern. Our ability to generate profits and obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Below is a discussion of our sources and uses of funds for the three months ended February 29, 2008 and February 29, 2007.

Net Cash Provided by (Used In) Operating Activities

Net cash provided by (used in) operating activities was $(103,000) and $4,000 in the three months ended February 29, 2008 and February 28, 2007, respectively. Cash used in operating activities for the three months ended February 29, 2008 was principally the result of a net loss of $159,000 and an increase in inventory of $11,000, partially offset by non-cash expenses of $67,000. Net cash provided by operating activities for the three months ended February 28, 2007 was principally the result of a net loss of $95,000, offset by an increase in accounts payable and accrued expenses of $66,000 and noncash expenses of $39,000.

Net Cash Used In Investing Activities

Net cash used in investing activities was $5,000 and $2,000 in the three months ended February 29, 2008 and February 28, 2007, respectively, for the acquisition of other assets, principally expenditures for trademarks.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by (used in) financing activities for the three months ended February 29, 2008 and February 28, 2007 amounted to $215,000 and $(5,000), respectively. Net cash provided by financing activities for the three months ended February 29, 2008 was principally attributable to proceeds from the issuance of convertible notes in the principal amount of $300,000 ($262,000 net of financing costs), offset by decreases of $21,000 in credit card payable and $15,000 in due to related parties. Net cash used in financing activities for the three months ended February 28, 2007 was principally attributable to decreases of $10,000 in amount due to related parties and $5,000 in amount due to stockholders, offset by an increase of $9,000 in amount due to others.

Stock Issuance and Stock Plan

On January 1, 2007, we entered into a two-year consulting agreement with an individual and, in consideration of the financial consulting services to be provided under the consulting agreement, we agreed to initially issue up to nine million shares of our common stock pursuant and subject to the Herborium Group, Inc. 2007 Stock Plan (the “Plan”). Of these shares, 7.5 million shares vested immediately, and we have issued 5.5 million shares. The remaining shares will vest over the term of the consulting agreement. In addition, in the event certain transactions are consummated, up to an additional three million shares could be issued per terms of the agreement. The shares issued and yet to be issued have been valued at $.05 per share based on the market value on the date granted for an aggregate cost of $450,000, which cost will be expensed over the period of the agreement. Accordingly, we recorded an expense of approximately $56,000 during the three months ended February 29, 2008.

 On February 14, 2007, the Company entered into a two-year consulting agreement with a consulting firm and, in consideration of the services to be provided pursuant to that agreement, the Company agreed to issue up to 3 million shares of the Company’s common stock pursuant and subject to the Plan, and when so issued, such shares shall be validly issued, fully paid and non-assessable, of which 500,000 shares vested and were issuable immediately. Of the remaining shares, 500,000 will vest upon the occurrence of one or more transactions, as defined, and the remaining 2,000,000 will vest ratably on the sixth, ninth, twelfth and eighteenth month anniversaries of this agreement. The shares, 1,500,000 of which have been issued as of February 29, 2008, have been valued at $.035 per share based on the market value on the date granted for an aggregate cost of $105,000, which cost is being expensed over the period of the agreement. Accordingly, consulting expense in the amount of approximately $9,000 was recorded in general and administrative expense during the three months ended February 29, 2008.

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

We are a company with a limited history of operations, and do not expect to significantly increase ongoing revenues from operations in the immediately foreseeable future. To date, we have not been profitable. We had a net loss of $159,000 during the three months ended February 29, 2008 and $643,000 for the year ended November 30, 2007. Our losses have resulted principally from costs incurred in product development, including product testing and selection, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

We will require funds in excess of our existing cash resources to fund operating deficits, develop new products, purchase additional rights to existing products, establish and expand our manufacturing capabilities, marketing and clinical testing of our herbaceutical supplements and finance general and administrative and research activities. In particular, we will need additional capital to:

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

• foreign exchange rates;

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

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of February 29, 2008, our Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Controls

During the three months ended February 29, 2008, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II-Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

Pursuant to a private offering, in February 2008, we sold Units of our securities consisting of an aggregate $300,000 in principal amount of our Convertible Notes (the “Notes”), 300,000 shares of our Common Stock and warrants (the “Warrants”) exercisable for 600,000 shares of our Common Stock.

The Warrants are exercisable for a period of five years from issuance. Half of the Warrants are exercisable at $.025 per share and half are exercisable at $.05 per share, subject to certain adjustments, including, but not limited to, adjustments for stock splits, stock dividends, mergers and consolidations.

The Notes are convertible, beginning six months after issuance or, if earlier, the closing of a qualified financing or an acquisition of the Company, into shares of Common Stock in whole or in part from time to time at the option of the investors at a Conversion Price equal to
•	$.025 or

•
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

The Notes bear interest at the rate of 10% per annum, payable semi-annually in shares of the Company’s common stock valued at $.025 per share (currently trading at $.012 per share).

Unless converted to Common Stock, the principal balance of the each Note is payable upon demand made any time after the first anniversary of the issuance of the Note, or upon a qualified financing or acquisition of the Company. In addition, we are required to set aside 5% of its gross revenues for redemption of the principal amount of the Notes. The set-aside revenues will be distributed to the Note holders semi-annually, pro rata in accordance with the outstanding principal balance of each Note.

Pursuant to a Registration Rights Agreement, we have agreed to include the shares of Common Stock issuable upon conversion of the Notes and exercise of the Warrants, as well as the shares of Common Stock issued to the investors, in any registration statement filed by the Company under the Securities Act of 1933 with respect to our equity securities to be sold by us or any other stockholder.

Our Board of Directors has authorized the sale of up to an additional $200,000 principal amount of the Notes, in Units together with 200,000 shares of Common Stock and Warrants exercisable for 400,000 shares of Common Stock.

Southridge Investment Group is serving as the placement agent in connection with the offer and sale of the Notes, Common Stock and Warrants. In its capacity as placement agent, Southridge will be paid a cash fee equal to 10% of the gross proceeds received by the Company, as well as an expense allowance equal to 2% of the gross proceeds. In addition, Southridge will be issued Warrants exercisable for a number of shares of Common Stock equal to 10% of the aggregate shares issued by the Company in the private placement, assuming conversion and exercise of all of the Notes and Warrants. The placement agent warrants will be exercisable for 5 years at a price of $.03 per share. In its capacity as the Company’s financial advisor, Southridge is entitled to a retainer fee of 750,000 shares of our Common Stock, and one share for each $1 received by the Company in the private placement.

The offer and sale of the Notes, Common Stock and Warrants, and the Common Stock into which the Notes may be converted and for which the Warrants may be exercised (collectively, the “Securities”) by the Company to the investors was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Each of the investors represented and warranted to us that it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D. Each of the investors further represented and warranted that it was purchasing the Securities for its own account and not with a present view towards the public sale or distribution thereof, except pursuant to sales registered or exempted from registration under the Securities Act. Any certificates issued representing the Notes, Common Stock or Warrants will be legended to indicate that they are restricted. No sale of the Securities involved the use of underwriters.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits are incorporated herein by reference or are filed with this Quarterly Report as set forth in the Exhibit Index beginning on page 21 hereof.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Herborium Group, Inc.

By:	/s/ Agnes Olszewski.
Name:	Agnes Olszewski.
Title:	President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)

Date: April 14, 2008

Exhibit Index
Herborium Group, Inc.
Form 10-Q for Quarter Ended February 29, 2008

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

3(ii)	Amended and Restated Bylaws of Pacific Magtron International Corp. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on September 22, 2006)

4.1	Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 25, 2008)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 25, 2008)

4.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 25, 2008)

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2008)

31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, as amended, the registrant’s file number under the Exchange Act is 000-25277.