Form 10QSB
period 2008-05-31
HERBORIUM
filed 2008-07-14
CIK 1077050

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2008

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

As of July 11, 2008, there were 124,867,080 shares of the registrant's common stock, par value $.001 per share, issued and outstanding.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

Transitional Small Business Disclosure Format (Check One):
Yes ☐ No ☒

Herborium Group, Inc.

In this report, the terms the “Company”, “we”, “our” and “us” refer to Herborium Group, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

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

Because of the risks and uncertainties associated with forward-looking statements, you should not place undo reliance on them. Additional factors that could affect future results are discussed in the section titled "Description of Business" (Item 1) -"Risks Related to Our Business" of our Annual Report on Form 10-KSB for the year ended November 30, 2007 and in the section titled “Risk Factors” of this Quarterly Report on Form 10-QSB. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

ii

Herborium Group, Inc. And Subsidiaries
Condensed Consolidated Balance Sheets

	May 31, 2008	November 30, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$15,386	$2,077
Accounts receivable	5,999	4,772
Inventory	36,737	31,181
Prepaid expenses and other current assets	7,292	7,292
Total current assets	65,414	45,322

Property and equipment, net of accumulated depreciation of $22,221-2008; $20,954-2007	8,668	4,231
Deferred financing costs, net of accumulated amortization of $29,472-2008	85,703	--
Other assets, net of accumulated amortization of $10,513-2008; $9,213-2007	53,498	28,997

TOTAL ASSETS	$213,283	$78,550
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$723,292	$640,403
Convertible notes payable	361,260	--
Credit cards payable	67,084	129,077
Lines of credit payable	161,267	166,372
Due to others	29,662	50,895
Due to related parties	20,000	35,000
Due to stockholders	192,480	201,056
Total current liabilities	1,555,045	1,222,803

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.001 par value; 500,000,000 shares authorized, 124,842,080 shares issued and outstanding (115,567,080 - November 30, 2007)	36,275	27,000
Common stock subscribed; no shares issued and outstanding	188,500	188,500
Additional paid-in capital	787,055	500,500
Deferred consulting fees	(166,250)	(106,250)
Accumulated deficit	(2,187,342)	(1,754,003)
Total stockholders’ deficiency	(1,341,762)	(1,144,253)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$213,283	$78,550

See accompanying notes to condensed consolidated financial statements

Herborium Group, Inc. And Subsidiaries
Condensed Consolidated Statements Of Operations
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	May 31,		May 31,
	2008	2007	2008	2007

NET SALES	$100,394	$197,319	$216,004	$412,678
COST OF SALES	51,675	77,814	105,019	167,187
GROSS PROFIT	48,719	119,505	110,985	245,491

OPERATING EXPENSES
Marketing and selling	35,858	61,669	63,603	124,016
General and administrative	243,803	189,407	423,591	337,021
TOTAL OPERATING EXPENSES	279,661	251,076	487,194	461,037

LOSS FROM OPERATIONS	(230,942)	(131,571)	(376,209)	(215,546)

Interest expense	(43,103)	(10,812)	(57,130)	(21,506)

NET LOSS	$(274,045)	$(142,383)	$(433,339)	$(237,052)

Net loss per share - basic and diluted	$-	$-	$-	$-
Weighted average number of shares
outstanding during the period - basic and diluted	121,550,232	114,067,080	119,184,293	112,304,649

See accompanying notes to condensed consolidated financial statements

Herborium Group, Inc. And Subsidiaries
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Six months ended May 31,
	2008	2007
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(433,339)	$(237,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,012	2,085
Stock-based professional and consulting fees	130,000	93,750
Changes in assets (increase) decrease:
Accounts receivable	(1,227)	(136)
Inventory	(5,556)	(3,709)
Prepaid expenses and other current assets	—	158
Changes in liabilities increase:
Accounts payable and accrued expenses	82,888	129,053
Net cash used in operating activities	(190,222)	(15,851)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of equipment	(5,704)	—
Purchase of other assets	(6,551)	(3,206)
Net cash used in investing activities	(12,255)	(3,206)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of convertible notes payable	375,000	—
Deferred financing costs	(47,307)	—
Repayment of lines of credit, net	(5,105)	(6,877)
Increase (decrease) in credit card payable, net	(61,993)	4,209
Increase (decrease) in due to others	(21,233)	28,981
Decrease in due to related parties	(15,000)	(10,000)
Increase (decrease) in due to stockholders	(8,576)	3,966
Net cash provided by financing activities	215,786	20,279
NET INCREASE IN CASH	13,309	1,222
CASH, BEGINNING OF PERIOD	2,077	4,649

CASH, END OF PERIOD	$15,386	$5,871

See accompanying notes to condensed consolidated financial statements

Herborium Group, Inc. And Subsidiaries
Condensed Consolidated Statement Of Stockholders’ Deficiency
For The Six Months Ended May 31, 2008
(Unaudited)

	Common Stock		Common Stock Subscribed		Additional	Deferred Consulting	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Fees	Deficit	Total

BALANCE, December 1, 2007	115,567,080	$27,000	—	$188,500	$500,500	$(106,250)	$(1,754,003)	$(1,144,253)

Common stock issued in connection with an asset acquisition	3,500,000	3,500	—	—	15,750	—	—	19,250

Common stock issued to consultants for services	4,250,000	4,250	—	—	185,750	(190,000)	—	—

Common stock issued to note purchasers in connection with the issuance of Convertible Notes	375,000	375	—	—	18,337	—	—	18,712

Common stock issued to advisor in connection with the issuance of Convertible Notes	1,150,000	1,150	—	—	18,718	—	—	19,868

Warrants issued to advisor in connection with the issuance of Convertible Notes	—	—	—	—	48,000	—	—	48,000

Amortization of deferred consulting fees	—	—	—	—	—	130,000	—	130,000

Net loss for the period	—	—	—	—	—	—	(433,339)	(433,339)

BALANCE, May 31, 2008	124,842,080	$36,275	-	$188,500	$787,055	$(166,250)	$(2,187,342)	$(1,341,762)

See accompanying notes to condensed consolidated financial statements

Herborium Group, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements
As Of May 31, 2008
(Unaudited)

NOTE 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which management believes necessary (which include only normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows of the Company. These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company’s consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s audited financial statements for the fiscal year ended November 30, 2007 included in its Annual Report on Form 10-KSB, and are not necessarily indicative of the results to be expected for the full year ending November 30, 2008. The consolidated balance sheet at November 30, 2007 has been derived from the audited financial statements for fiscal 2007.

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

Herborium, Inc., was incorporated in the State of Delaware on June 4, 2002, and was the surviving entity following a merger of G.O. International, Inc., a New Jersey corporation, with and into the Company effective June 6, 2002. On September 18, 2006, the Company was acquired by Pacific Magtron International Corporation, Inc. (“PMIC”), a publicly traded Nevada Corporation, pursuant to a Merger Agreement and PMIC’s plan of reorganization in bankruptcy. The transaction was accomplished by the merger of a PMIC subsidiary into the Company, with the Company as the surviving corporation (the “Merger”). Under the provisions of the Merger Agreement and the plan of reorganization, the stockholders of the Company exchanged 100% of their common stock of the Company for 85% of the post-Merger PMIC common stock. The previously outstanding common shares of PMIC were cancelled under the plan of reorganization, and one new share of the Company was issued in exchange for each cancelled shares held by all PMIC shareholders, other than its majority shareholder, Advanced Communications Technologies, Inc (“ACT”). A total of 11,454,300 shares were issued to the shareholders of ACT in exchange for the cancellation of the PMIC shares and ACT’s contribution of $50,000 to the bankruptcy. Shares of our common stock have been distributed to PMIC shareholders. Following this distribution, as well as certain other distributions that are included in the plan of reorganization, an aggregate of 108,567,080 shares of common stock of Herborium Group was issued and outstanding as a result of the merger.

The Company’s merger with PMIC is treated as a recapitalization with no purchase price allocation. In connection with the merger, PMIC changed its name to Herborium Group, Inc. and adopted the fiscal year of Herborium Group, Inc. which is November 30.

Herborium Group, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements
As Of May 31, 2008
(Unaudited)

NOTE 3. BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Accounting

The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $643,000 and $340,000 for the years ended November 30, 2007 and 2006, respectively. The Company had an excess of current liabilities over current assets of $1,490,000 and $1,177,000 as of May 31, 2008 and November 30, 2007, respectively. Management is pursuing additional capital and debt financing and the acquisition of the AcnEase formula (See Notes 4 and 5). However, there is no assurance that these efforts will be successful.

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

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities which could share in the earnings of an entity as determined by using the treasury stock method. During the six month period ended May 31, 2008, the Company had securities convertible into common stock which have been excluded from the calculation of diluted loss per share as their effect, because of the net loss, would have been anti-dilutive. At May 31, 2008 and 2007, potentially dilutive securities totaled 33,124,000 and -0-, respectively.

At May 31, 2008, the Company had an obligation to issue common stock pursuant to subscription agreements, as well as an obligation to grant warrants to purchase shares of common stock. Such shares, had the number thereof been determinable, would have been excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

Herborium Group, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements
As Of May 31, 2008
(Unaudited)

g.	Allowance for doubtful accounts

The Company makes judgments as to its ability to collect outstanding trade receivables and provides allowances, if deemed necessary, for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices.

h.	Deferred Financing Costs

Costs associated with the Company’s debt obligations are capitalized and amortized over the life of the related debt obligation using the interest method. Interest expense includes $29,000 and $0 of amortization of deferred financing costs for the six months ended May 31, 2008 and 2007.

i.	Reclassification

Certain amounts in the three and six months ended May 31, 2007 statement of operations have been reclassified to conform to May 31, 2008 presentation.

j.	Recent accounting pronouncements

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

In April 2008, the Financial Accounting Standards Board issued Final FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other guidance under accounting principles generally accepted in the United States of America. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. Paragraph 11(d) of SFAS No. 142 requires entities to base assumptions for determining the useful life of a recognized intangible asset on the legal, regulatory, or contractual provisions that permit extending the asset’s useful life without appreciably adding to its cost. FSP No. FAS 142-3, requires that an entity must consider its own experience with similar arrangements in developing its assumptions. If an entity has had no similar arrangements, then it should consider the assumptions other market participants use. We are currently evaluating the impact this new Standard could have on our financial position and results of operations.

Herborium Group, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements
As Of May 31, 2008
(Unaudited)

NOTE 4. MAJOR SUPPLIER

For the six month periods ended May 31, 2008 and 2007, the Company purchased all of its inventory from AH USA, a China-based business entity owned by the individual who is the inventor and sole owner of AcnEase, an acne product. The Company is party to a licensing agreement with AH USA under which the Company, as licensee, is the exclusive worldwide distributor of AcnEase.

On January 10, 2008, the Company and the individual owning the intellectual property rights related to AcnEase (the “Seller”) entered into a Purchase Agreement (“Agreement”) for the acquisition of all rights related to AcnEase, including the formulation thereof, all sourcing information, extraction procedures, manufacturing and packaging information as well as all related clinical and testing information and trade secrets. Consideration will consist of aggregate cash payments of $500,000 and issuances of 5,428,354 shares of common stock. In accordance with the Agreement, 3,500,000 shares of the Company’s common stock having a value of $19,250 were issued to Seller following the Agreement’s signing. Upon obtaining sufficient financing to complete the purchase of the rights related to AcnEase, and provide sufficient working capital to expand the business following such purchase, the Company will make an initial payment of $450,000 to the Seller in return for all the aforementioned information regarding the acne product. There is no date by which time the Company is required to obtain financing; however, the Agreement expires January 10, 2009. The remaining portions of the purchase price, $50,000 cash and 1,928,354 shares of common stock, will be held in escrow and released when certain conditions are met, principally the successful manufacturing of the acne product on a commercial scale. The aforementioned 1,928,354 shares of common stock to be held in escrow have not been issued as of July 7, 2008, nor has the cash been escrowed.

The Agreement also requires the Company to purchase on an as-needed basis at a negotiated price any inventory of the acne product in the possession of the Seller at the time that the Company has the ability to manufacture the product. Included in other assets is $19,250 of costs related to this potential acquisition.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Pursuant to a private offering (the “Offering”), through May 31, 2008, the Company sold Units of its securities consisting of an aggregate $375,000 in principal amount of its Convertible Notes (the “Notes”), 375,000 shares of its common stock and warrants (the “Warrants”) exercisable for 750,000 shares of common stock. In accordance with ETIF 00-27: Application of Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments”, the Company allocated certain amounts to the fair value of the shares of common stock and warrants to purchase common stock included in each Unit, as well as the 20% conversion discount applicable in certain circumstances. Based on this allocation, the indicated fair value of each Note (face value - $50,000) amounts to $47,505. The resulting discount of $2,495 is attributable to a warrant value of $1,662 and a common stock value of $833. In May 2008, the aforementioned 375,000 shares were issued; accordingly, an amount previously classified in accrued expenses has been reclassified and credited to common stock and additional paid-in capital.

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

Herborium Group, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements
As Of May 31, 2008
(Unaudited)

The Notes bear interest at the rate of 10% per annum, payable semi-annually in shares of the Company’s common stock valued at $.025 per share (currently trading at $.021 per share).

Unless converted to Common Stock, the principal balance of each Note is payable upon demand made any time after the first anniversary of the issuance of the Note, or upon a qualified financing or acquisition of the Company. In addition, the Company is required to escrow in a separate bank account 5% of its gross revenues for redemption of the principal amount of the Notes. The escrowed revenues are to be distributed to the Note holders semi-annually, pro rata in accordance with the outstanding principal balance of each Note.  None of the aforementioned cash has been set  aside as of July 11, 2008.

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

The Company’s Board of Directors has authorized the sale of up to an additional $125,000 principal amount of the Notes as part of the Offering, in Units together with 125,000 shares of common stock and Warrants exercisable for 250,000 shares of common stock. In May 2008, the Company’s Board of Directors authorized an extension of 60 days until July 30, 2008 for the closing date of the Offering. In June 2008, the Company sold additional Units of its securities consisting of an aggregate $25,000 in principal amount of its Convertible Notes, 25,000 shares of its common stock and warrants exercisable for 50,000 shares of the common stock.

Southridge Investment Group LLC (“Southridge”) is serving as the Company’s placement agent in connection with the offer and sale of the Notes, common stock and Warrants. In its capacity as placement agent, Southridge is paid a cash fee equal to 10% of the gross proceeds received by the Company, as well as an expense allowance equal to 2% of the gross proceeds. In addition, Southridge was issued Warrants exercisable for a number of shares of common stock equal to 10% of the aggregate shares issued by the Company in the private placement, assuming conversion and exercise of all of the Notes and Warrants. This amounts to Warrants exercisable for approximately 4.8 million shares of common stock valued at $48,000 based on the Black-Scholes Option Pricing Model and has been classified as a deferred financing cost and is being amortized over the life of the related debt. The placement agent warrants will be exercisable for 5 years at a price of $.03 per share.

In its capacity as the Company’s financial advisor, Southridge is entitled to a retainer fee of 750,000 shares of the Company’s common stock, and one share for each $1 received by the Company in the private placement As of May 31, 2008, 1,150,000 shares of common stock have been issued to Southridge at a value of $19,868 and has been classified as a deferred financing cost and is being amortized over the life of the related debt.

NOTE 6. LINES OF CREDIT AND CREDIT CARDS PAYABLE

The Company has entered into four revolving line of credit agreements with commercial banks. The credit agreements provide for aggregate borrowings of up to $187,500 and are payable on demand with no maturity dates set forth in the loan agreements. Borrowings under these facilities bear interest at rates ranging from prime plus 1.25% to 14%.

 The Company also has entered into a number of standard credit card agreements that it uses for business expenses. Borrowings under these agreements, which have no set maturity dates, bear interest at rates ranging from approximately 11% to 40%.

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
As Of May 31, 2008
(Unaudited)

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

NOTE 9. CONSULTING AGREEMENTS

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

 On January 1, 2007, the Company entered into a two-year Consulting Agreement with an individual and in consideration of the services to be provided pursuant to the Financial Consulting Agreement, the Company agreed to initially issue up to 9 million shares of the Company’s common stock pursuant and subject to the Plan, and when so issued, such shares shall be validly issued, fully paid and non-assessable, of which 7.5 million shares will vest immediately, with 5.5 million shares being issued immediately. The remaining shares will vest over the term of the Consulting Agreement, and, in the event the Company acquires the AcnEase formula, up to an additional 3 million shares could be issued per terms of the Consulting Agreement. An additional 2,750,000 shares were issued in April 2008. The shares issued and yet to be issued have been valued at $.05 per share based on the market value on the date granted for an aggregate cost of $450,000, which cost is being expensed over the period of the agreement. Accordingly, consulting expense in the amount of approximately $112,000 and $94,000 was recorded in general and administrative expense during each of the six month periods ended May 31, 2008 and 2007, respectively.

On February 14, 2007, the Company entered into a two-year consulting agreement with a consulting firm and, in consideration of the services to be provided pursuant to that agreement, the Company agreed to issue up to 3 million shares of the Company’s common stock pursuant and subject to the Plan, and when so issued, such shares shall be validly issued, fully paid and non-assessable, of which 500,000 shares vested and were issuable immediately. Of the remaining shares, 500,000 will vest upon the occurrence of one or more transactions, as defined, and the remaining 2,000,000 will vest ratably on the sixth, ninth, twelfth and eighteenth month anniversaries of this agreement. 1,500,000 of such shares were issued as of November 30, 2007, with the remaining 1,500,000 shares issued during the period ended May 31, 2008, valued at $.035 per share based on the market value on the date granted for an aggregate cost of $105,000, which cost is being expensed over the period of the agreement. Accordingly, consulting expense in the amount of approximately $18,000 and $0 was recorded in general and administrative expense during the six months ended May 31, 2008 and 2007, respectively.

NOTE 10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following are the payments made during the six months ended May 31, 2008 and 2007 for income taxes and interest:

	2008	2007

Income taxes	$—	$—

Interest	$23,368	$21,212

Noncash investing and financing activities:

During the six months ended May 31, 2008 the Company issued:
(i) 3,500,000 shares of common stock valued at $19,250 for intellectual property rights.
(ii) 375,000 shares of common stock and 750,000 Warrants valued at $18,712 to investors in connection with the issuance of Convertible Notes

Herborium Group, Inc. And Subsidiaries
Notes To Condensed Consolidated Financial Statements
As Of May 31, 2008
(Unaudited)

(iii) 1,150,000 shares of common stock valued at $19,868 to an advisor in connection with the issuance of Convertible Notes
(iv) 4,800,000 Warrants valued at $.01 per share, or $48,000, to an advisor in connection with the issuance of Convertible Notes
(v) 4,250,000 shares of common stock valued at $190,000 to consultants for professional services

During the six months ended May 31, 2007 the Company issued 5,500,000 shares of common stock valued at $275,000 to consultants for professional services

Item 2. Management's Discussion And Analysis Or Plan Of Operation

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

FINANCIAL CONDITION

We had net losses of $433,000 and $643,000 for the six months ended May 31, 2008 and the year ended November 30, 2007, respectively. As of May 31, 2008, we had cash and current assets of $15,000 and $65,000, respectively, and current liabilities of $1,555,000, with obligations aggregating $723,000 for trade creditors and accrued expenses, $67,000 for credit card obligations, $161,000 payable for line of credit obligations, $30,000 for amounts due to others, $20,000 for amounts due to related parties, $192,000 for amounts due to stockholders and $361,000 of Convertible Notes. We have been operating at a loss since inception and have been funding these losses in a number of ways, including lines of credit, credit card debt, advances from stockholders and others and entering into subscription agreements with “friends and family” for investment funds. As described in Note 5 to the accompanying consolidated financial statements, we obtained $375,000 of debt financing ($328,000 net of financing costs) during the six month period ended May 31, 2008. We continue to actively seek additional substantial equity or debt financing; however, we have received no commitments for such financing except for an additional $25,000 ($20,000 net of financing costs) received in June 2008. Our working capital at May 31, 2008, despite the aforementioned financing, is not sufficient to meet our working capital needs for the next twelve-month period and we will need to obtain additional financing from one or more sources.

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

RELATED PARTY TRANSACTIONS

During the six months ended May 31, 2008, the Company's due to stockholders obligation decreased by $9,000. During the six months ended May 31, 2008, the Company's due to related parties obligation decreased by $15,000.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2008 TO THE THREE MONTHS ENDED MAY 31, 2007

Summary Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the three months ended May 31, 2008 and 2007:

	2008	2007

Net sales	100.0%	100.0%
Cost of sales	51.5	39.4
Gross profit	48.5	60.6
Operating expenses	278.6	127.2
Loss from operations before other expense	(230.1)	(66.6)
Other expense	(42.9)	(5.5)
Net loss	(273.0)%	(72.1)%

Sales

Net sales for the three months ended May 31, 2008, were $100,000 compared to $197,000 for the three months ended May 31, 2007. The decrease of $97,000, or 49.1%, can be principally attributed to a decrease in internet sales in the United States resulting from changes in the Company’s providers of e-commerce, hosting and web-managing services, which has continued to decrease internet visibility, traffic and conversion rate. These changes were undertaken to enhance the Company’s long-term ability to generate online sales volume, and management anticipates that the temporarily negative impact of the changes will begin to diminish in the quarter ending August 31, 2008.

Gross Profit

Gross profit decreased to $49,000 for the three months ended May 31, 2008 compared to $120,000 for the three months ended May 31, 2007, a decrease of $71,000 or 59.2%, with gross margin decreasing to 48.5% from 60.6% for the prior period. The decrease in gross profit is principally attributable to the decrease in sales volume and, to a lesser extent, to the lower realized gross margin. This decrease in gross margin is a result of increased use of product sales promotions in a form of price incentives offered in response to the matters described above.

Operating Expenses

Total operating expenses increased by $29,000, or 11.4%, to $280,000 for the three months ended May 31, 2008, from $251,000 for the three months ended May 31, 2007. The $26,000 decrease in marketing and selling expenses is principally due to a decrease in on-line advertising and promotion expense during the period of website design and programming described above since the effectiveness of such expenses would have been diminished. The $54,000 increase in general and administrative expenses was principally attributable to $14,000 in noncash consulting expense principally related to the expense of grants of common stock over the term of the related consulting agreements, $13,000 in printing, transfer agent and other public company administrative fees and additional travel expense of $14,000 incurred in part due to the Company’s business development efforts and meetings in connection with additional financing.

Interest Expense

Interest expense increased to $43,000 from $11,000 for the three months ended May 31, 2008 as compared with the three months ended May 31, 2007, or $32,000, due to interest on the Convertible Notes including amortization of deferred costs and debt discount.

COMPARISON OF THE SIX MONTHS ENDED MAY 31, 2008 TO THE SIX MONTHS ENDED MAY 31, 2007

Summary Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the six months ended May 31, 2008 and 2007:

	2008	2007

Net sales	100.0%	100.0%
Cost of sales	48.6	40.5
Gross profit	51.4	59.5
Operating expenses	225.5	111.7
Loss from operations before other expense	(174.1)	(52.2)
Other expense	(26.4)	(5.2)
Net loss	(200.5)%	(57.4)%

Sales

Net sales for the six months ended May 31, 2008, were $216,000 compared to $413,000 for the six months ended May 31, 2007. The decrease of $197,000, or 47.7%, can be principally attributed to a decrease in internet sales in the United States resulting from changes in the Company’s providers of e-commerce, hosting and web-managing services, which has continued to decrease internet visibility, traffic and conversion rate. These changes were undertaken to enhance the Company’s long-term ability to generate online sales volume, and management anticipates that the temporarily negative impact of the changes will begin to diminish in the quarter ending August 31, 2008.

Gross Profit

Gross profit decreased to $111,000 for the six months ended May 31, 2008 compared to $245,000 for the six months ended May 31, 2007, a decrease of $134,000 or 54.8%, with gross margin decreasing to 51.4% from 59.5% for the prior period. The decrease in gross profit is principally attributable to the decrease in sales volume and, to a lesser extent, to the lower realized gross margin. This decrease in gross margin is a result of increased use of product sales promotions in a form of price incentives offered in response to the matters described above.

Operating Expenses

Total operating expenses increased by $26,000, or 5.7%, to $487,000 for the six months ended May 31, 2008, from $461,000 for the six months ended May 31, 2007. The $60,000 decrease in marketing and selling expenses is principally due to a decrease in on-line advertising and promotion expense of $52,000 during the period of website design and programming described above since the effectiveness of such expenses would have been diminished. The $87,000 increase in general and administrative expenses was principally attributable to an increase of $52,000 in noncash consulting expense principally related to the expense of grants of common stock over the term of the related consulting agreements, $16,000 in printing, transfer agent and other public company administrative fees and additional travel expense of $22,000 incurred in part due to the Company’s business development efforts and meetings in connection with additional financing.

Interest Expense

Interest expense increased to $57,000 from $22,000 for the six months ended May 31, 2008 as compared with the six months ended May 31, 2007, or $35,000, due to interest on the Convertible Notes including amortization of deferred costs and debt discount.

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

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2008, we had a cash balance of $15,000 and a negative cash flow from operations of $190,000 for the six-month period then ended. We have been operating at a loss since inception and have been funding these losses in a number of ways, including lines of credit, credit card debt, advances from stockholders and entering into subscription agreements with “friends and family” for investment funds. As described in Note 5 to the accompanying consolidated financial statements, we obtained $375,000 of debt financing ($328,000 net of financing costs) in the form of Convertible Notes during the six month period ended May 31, 2008. We continue to actively seek additional substantial equity or debt financing; however, we have received no commitments for such financing except for an additional $25,000 ($20,000 net of financing costs) received in June 2008. Our working capital at May 31, 2008, despite the aforementioned financing, is not sufficient to meet our working capital needs for the next twelve-month period and we will need to obtain additional financing from one or more sources.

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

Below is a discussion of our sources and uses of funds for the six months ended May 31, 2008 and 2007.

Net Cash Used In Operating Activities

Net cash used in operating activities was $190,000 and $16,000 for the six months ended May 31, 2008 and 2007, respectively. Cash used in operating activities for the six months ended May 31, 2008 was principally the result of a net loss of $433,000, partially offset by noncash expenses of $167,000 and an increase in accounts payable and accrued expenses of $83,000. Net cash used in operating activities for the six months ended May 31, 2007 was principally the result of a net loss of $237,000, offset by non-cash expenses of $96,000 and an increase in accounts payable and accrued expenses of $129,000.

Net Cash Used In Investing Activities

Net cash used in investing activities was $12,000 and $3,000 for the six months ended May 31, 2008 and 2007, respectively. Cash used in investing activities for the six months ended May 31, 2008 was consisted of purchases of equipment of $6,000 and purchases of other assets, principally expenditures for trademarks, of $7,000. Cash used in investing activities for the six months ended May 31, 2007 consisted of purchases of other assets, principally expenditures for trademarks, of $3,000.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the six months ended May 31, 2008 and 2007 amounted to $216,000 and $20,000, respectively. Net cash provided by financing activities for the six months ended May 31, 2008 was principally attributable to proceeds from the issuance of convertible notes in the principal amount of $375,000 ($328,000 net of financing costs), offset by decreases of $62,000 in credit card payable, $21,000 in due to others and $15,000 in due to related parties. Net cash provided by financing activities for the six months ended May 31, 2007 was principally attributable to an increase of $29,000 in amount due to others.

Stock Issuance and Stock Plan

On January 1, 2007, we entered into a two-year consulting agreement with an individual and, in consideration of the financial consulting services to be provided under the consulting agreement, we agreed to initially issue up to nine million shares of our common stock pursuant and subject to the Herborium Group, Inc. 2007 Stock Plan (the “Plan”). Of these shares, 7.5 million shares vested immediately, and we have issued 7.25 million shares. The remaining shares will vest over the term of the consulting agreement. In addition, in the event certain transactions are consummated, up to an additional six million shares could be issued per terms of the agreement. The shares issued and yet to be issued have been valued at $.05 per share based on the market value on the date granted for an aggregate cost of $450,000, which cost is being expensed over the period of the agreement. Accordingly, we recorded as expense approximately $112,000 and $94,000 during the six months ended May 31, 2008 and 2007.

On February 14, 2007, the Company entered into a two-year consulting agreement with a consulting firm and, in consideration of the services to be provided pursuant to that agreement, the Company agreed to issue up to 3 million shares of the Company’s common stock pursuant and subject to the Plan, and when so issued, such shares shall be validly issued, fully paid and non-assessable, of which 500,000 shares vested and were issuable immediately. Of the remaining shares, 500,000 will vest upon the occurrence of one or more transactions, as defined, and the remaining 2,000,000 will vest ratably on the sixth, ninth, twelfth and eighteenth month anniversaries of this agreement. The shares, 1,500,000 of which have been issued as of May 31, 2008, have been valued at $.035 per share based on the market value on the date granted for an aggregate cost of $105,000, which cost is being expensed over the period of the agreement. Accordingly, consulting expense in the amount of approximately $18,000 and $0 was recorded in general and administrative expense during the six months ended May 31, 2008 and 2007.

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

RISK FACTORS

Our business and results of operations are subject to numerous risks, uncertainties and other factors that you should be aware of, some of which are described below and in the section entitled “Cautionary Statement Concerning Forward-Looking Statements.” . In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully review and consider the factors discussed in the section titled "Description of Business" (Item 1) -"Risks Related to Our Business" of our Annual Report on Form 10-KSB for the year ended November 30, 2007, certain of which have been updated below. These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-KSB and below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

Risks Relating to Our Business

We have a history of losses, and will incur additional losses.

We are a company with a limited history of operations, and do not expect to significantly increase ongoing revenues from operations in the immediately foreseeable future. To date, we have not been profitable. We had a net loss of $433,000 during the six months ended May 31, 2008 and $643,000 for the year ended November 30, 2007. Our losses have resulted principally from costs incurred in product development, including product testing and selection, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of May 31, 2008, our Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Controls

During the six months ended May 31, 2008, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II-Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

Pursuant to a private offering, during the period from February 2008 through May 31, 2008, we sold Units of our securities consisting of an aggregate $375,000 in principal amount of our Convertible Notes (the “Notes”), 375,000 shares of our Common Stock and warrants (the “Warrants”) exercisable for 750,000 shares of our Common Stock.

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

The Notes bear interest at the rate of 10% per annum, payable semi-annually in shares of the Company’s common stock valued at $.025 per share (currently trading at $.021 per share).

Unless converted to Common Stock, the principal balance of the each Note is payable upon demand made any time after the first anniversary of the issuance of the Note, or upon a qualified financing or acquisition of the Company. In addition, we are required to set aside 5% of its gross revenues for redemption of the principal amount of the Notes. None of the aforementioned cash has been set aside as of July 11, 2008. The set-aside revenues will be distributed to the Note holders semi-annually, pro rata in accordance with the outstanding principal balance of each Note.

Pursuant to a Registration Rights Agreement, we have agreed to include the shares of Common Stock issuable upon conversion of the Notes and exercise of the Warrants, as well as the shares of Common Stock issued to the investors, in any registration statement filed by the Company under the Securities Act of 1933 with respect to our equity securities to be sold by us or any other stockholder.

Our Board of Directors has authorized the sale of up to an additional $125,000 principal amount of the Notes, in Units together with 125,000 shares of Common Stock and Warrants exercisable for 250,000 shares of Common Stock.

Southridge Investment Group is serving as the placement agent in connection with the offer and sale of the Notes, Common Stock and Warrants. In its capacity as placement agent, Southridge will be paid a cash fee equal to 10% of the gross proceeds received by the Company, as well as an expense allowance equal to 2% of the gross proceeds. In addition, Southridge will be issued Warrants exercisable for a number of shares of Common Stock equal to 10% of the aggregate shares issued by the Company in the private placement, assuming conversion and exercise of all of the Notes and Warrants. This amounts to Warrants exercisable for approximately 4.8 million shares of common stock. The placement agent warrants will be exercisable for 5 years at a price of $.03 per share. In its capacity as the Company’s financial advisor, Southridge is entitled to and received a retainer fee of 750,000 shares of our Common Stock, and one share for each $1 received by the Company in the private placement. As of May 31, 2008, 1,150,000 shares of common stock have been issued to Southridge.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits are incorporated herein by reference or are filed with this Quarterly Report as set forth in the Exhibit Index beginning on page 22 hereof.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Herborium Group, Inc.

By:	/s/Agnes Olszewski.
Name:	Agnes Olszewski.
Title:	President and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting Officer)

Date: July 14, 2008

Exhibit Index
Herborium Group, Inc.
Form 10-Q for Quarter Ended May 31, 2008

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